Form 10-Q
period 2022-06-30
GLADSTONE COMMERCIAL CORP
filed 2022-08-01
CIK 1234006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of August 1, 2022 was 39,532,500.

GLADSTONE COMMERCIAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED
June 30, 2022

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Gladstone Commercial Corporation
Condensed Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Real estate, at cost	$1,260,422	$1,225,258
Less: accumulated depreciation	279,331	266,672
Total real estate, net	981,091	958,586
Lease intangibles, net	111,703	114,494
Real estate and related assets held for sale	18,403	—
Cash and cash equivalents	10,741	7,956
Restricted cash	4,463	5,222
Funds held in escrow	10,008	7,304
Right-of-use assets from operating leases	5,247	5,361
Deferred rent receivable, net	38,427	39,066
Other assets	13,306	5,363
TOTAL ASSETS	$1,193,389	$1,143,352
LIABILITIES, MEZZANINE EQUITY AND EQUITY
LIABILITIES
Mortgage notes payable, net (1)	$462,832	$449,944
Borrowings under Revolver	46,950	33,550
Borrowings under Term Loan A and Term Loan B, net	224,194	224,032
Deferred rent liability, net	38,491	26,770
Operating lease liabilities	5,411	5,509
Asset retirement obligation	4,255	3,769
Accounts payable and accrued expenses	8,836	6,736
Liabilities related to assets held for sale	232	—
Due to Adviser and Administrator (1)	3,646	3,431
Other liabilities	14,386	16,788
TOTAL LIABILITIES	$809,233	$770,529
Commitments and contingencies (2)
MEZZANINE EQUITY
Series E and G redeemable preferred stock, net, par value $0.001 per share; $25 per share liquidation preference; 10,760,000 shares authorized; and 7,061,448 and 7,061,448 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively (3)	$170,261	$170,261
TOTAL MEZZANINE EQUITY	$170,261	$170,261
EQUITY
Senior common stock, par value $0.001 per share; 950,000 shares authorized; and 431,064 and 600,061 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively (3)	$1	$1
Common stock, par value $0.001 per share, 62,292,200 and 62,290,000 shares authorized; and 39,136,473 and 37,473,587 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively (3)	39	37
Series F redeemable preferred stock, par value $0.001 per share; $25 per share liquidation preference; 25,997,800 and 26,000,000 shares authorized and 554,822 and 422,920 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively (3)	1	—
Additional paid in capital	705,629	671,134
Accumulated other comprehensive income	5,524	(1,346)
Distributions in excess of accumulated earnings	(498,574)	(468,523)
TOTAL STOCKHOLDERS' EQUITY	$212,620	$201,303
OP Units held by Non-controlling OP Unitholders (3)	1,275	1,259
TOTAL EQUITY	$213,895	$202,562
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$1,193,389	$1,143,352
(1)Refer to Note 2 “Related-Party Transactions”
(2)Refer to Note 7 “Commitments and Contingencies”
(3)Refer to Note 8 “Equity and Mezzanine Equity”

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation
Condensed Consolidated Statements of Operations and Comprehensive Income
(Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Operating revenues
Lease revenue	$36,399	$33,371	$71,930	$68,047
Total operating revenues	$36,399	$33,371	$71,930	$68,047
Operating expenses
Depreciation and amortization	$15,219	$14,191	$29,907	$30,901
Property operating expenses	6,959	6,910	13,582	13,471
Base management fee (1)	1,577	1,452	3,124	2,896
Incentive fee (1)	1,339	1,039	2,679	2,274
Administration fee (1)	399	338	861	634
General and administrative	958	1,073	1,955	1,729
Impairment charge	1,374	—	1,374	—
Total operating expense before incentive fee waiver	$27,825	$25,003	$53,482	$51,905
Incentive fee waiver (1)	—	(16)	—	(16)
Total operating expenses	$27,825	$24,987	$53,482	$51,889
Other (expense) income
Interest expense	$(7,121)	$(6,486)	$(13,706)	$(13,650)
Loss on sale of real estate, net	—	—	—	(882)
Other income	119	223	223	534
Total other expense, net	$(7,002)	$(6,263)	$(13,483)	$(13,998)
Net income	$1,572	$2,121	$4,965	$2,160
Net loss attributable to OP Units held by Non-controlling OP Unitholders	10	21	8	63
Net income attributable to the Company	$1,582	$2,142	$4,973	$2,223
Distributions attributable to Series D, E, F, and G preferred stock	(2,967)	(2,856)	(5,913)	(5,703)
Series D preferred stock offering costs write off	—	(2,141)	—	(2,141)
Distributions attributable to senior common stock	(114)	(177)	(230)	(364)
Loss on extinguishment of Series F preferred stock	—	—	(5)	—
Net loss attributable to common stockholders	$(1,499)	$(3,032)	$(1,175)	$(5,985)
Loss per weighted average share of common stock - basic & diluted
Loss attributable to common shareholders	$(0.04)	$(0.08)	$(0.03)	$(0.17)
Weighted average shares of common stock outstanding
Basic and Diluted	38,745,751	36,394,767	38,326,531	36,056,317
Earnings per weighted average share of senior common stock	$0.26	$0.26	$0.52	$0.52
Weighted average shares of senior common stock outstanding - basic	435,364	676,941	442,364	700,262
Comprehensive income
Change in unrealized gain (loss) related to interest rate hedging instruments, net	$2,603	$(720)	$6,870	$1,704
Other Comprehensive gain (loss)	2,603	(720)	6,870	1,704
Net income	$1,572	$2,121	$4,965	$2,160
Comprehensive income	$4,175	$1,401	$11,835	$3,864
Comprehensive loss attributable to OP Units held by Non-controlling OP Unitholders	10	21	8	63
Total comprehensive income available to the Company	$4,185	$1,422	$11,843	$3,927

(1)Refer to Note 2 “Related-Party Transactions”
The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation
Condensed Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	For the six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$4,965	$2,160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,907	30,901
Impairment charge	1,374	—
Loss on sale of real estate, net	—	882
Amortization of deferred financing costs	860	671
Amortization of deferred rent asset and liability, net	(1,194)	(1,997)
Amortization of discount and premium on assumed debt, net	24	27
Asset retirement obligation expense	45	56
Amortization of right-of-use asset from operating leases and operating lease liabilities, net	16	26
Operating changes in assets and liabilities
(Increase) decrease in other assets	(1,716)	743
Decrease in deferred rent receivable	(57)	(1,201)
Increase in accounts payable and accrued expenses	1,817	3,183
Increase in amount due to Adviser and Administrator	215	129
Decrease in other liabilities	(569)	(437)
Tenant inducement payments	—	(20)
Leasing commissions paid	(1,079)	(724)
Net cash provided by operating activities	$34,608	$34,399
Cash flows from investing activities:
Acquisition of real estate and related intangible assets	$(51,919)	$(19,041)
Improvements of existing real estate	(1,816)	(3,208)
Proceeds from sale of real estate	—	5,106
Receipts from lenders for funds held in escrow	1,826	1,889
Payments to lenders for funds held in escrow	(4,530)	(1,012)
Receipts from tenants for reserves	1,385	2,372
Payments to tenants from reserves	(2,247)	(2,833)
Deposits on future acquisitions	(545)	(400)
Net cash used in investing activities	$(57,846)	$(17,127)
Cash flows from financing activities:
Proceeds from issuance of equity	$35,260	$120,806
Offering costs paid	(681)	(3,804)
Redemption of Series F preferred stock	(55)	—
Redemption of Series D perpetual preferred stock	—	(87,739)
Borrowings under mortgage notes payable	35,000	5,500
Payments for deferred financing costs	(667)	(614)
Principal repayments on mortgage notes payable	(22,040)	(10,905)
Borrowings from revolving credit facility	51,500	15,000
Repayments on revolving credit facility	(38,100)	(68,900)
Borrowings on term loan	—	50,000
Increase (decrease) in security deposits	73	(6)
Distributions paid for common, senior common, preferred stock and Non-controlling OP Unitholders	(35,026)	(33,447)
Net cash provided by (used in) financing activities	$25,264	$(14,109)
Net increase in cash, cash equivalents, and restricted cash	$2,026	$3,163
Cash, cash equivalents, and restricted cash at beginning of period	$13,178	$16,076
Cash, cash equivalents, and restricted cash at end of period	$15,204	$19,239
SUPPLEMENTAL AND NON-CASH INFORMATION

Tenant funded fixed asset improvements included in deferred rent liability, net	$12,952	$1,162
Acquisition of real estate and related intangible assets	$—	$300
Unrealized gain related to interest rate hedging instruments, net	$6,870	$1,704
Capital improvements and leasing commissions included in accounts payable and accrued expenses	$645	$1,367
Series D Preferred Stock offering cost write off	$—	$2,141
Dividends paid on Series F Preferred Stock via additional share issuances	$184	$—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (dollars in thousands):

	For the six months ended June 30,
	2022	2021
Cash and cash equivalents	$10,741	$14,632
Restricted cash	4,463	4,607
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$15,204	$19,239

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

Interim Financial Information

Our interim financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and in accordance with Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. The year-end balance sheet data presented herein was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of our management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim period, have been included. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the U.S. Securities and Exchange Commission on February 15, 2022. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

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

Significant Accounting Policies

The preparation of our financial statements in accordance with GAAP requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1, “Organization, Basis of Presentation and Significant Accounting Policies,” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021. There were no material changes to our critical accounting policies during the three and six months ended June 30, 2022.

2. Related-Party Transactions

Gladstone Management and Gladstone Administration

We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator, which collectively employ all of our personnel and pay their salaries, benefits, and other general expenses directly. Both our Adviser and Administrator are affiliates of ours, as their parent company is owned and controlled by Mr. David Gladstone, our chairman and chief executive officer. Two of our executive officers, Mr. Gladstone and Mr. Terry Lee Brubaker (our vice chairman and chief operating officer) serve as directors and executive officers of our Adviser and our Administrator. Our current sole president, Mr. Arthur “Buzz” Cooper (as Mr. Bob Cutlip, our previous other co-president with Mr. Cooper, retired on June 30, 2022) is also executive vice president of commercial and industrial real estate of our Adviser. Mr. Michael LiCalsi, our general counsel and secretary, also serves as our Administrator’s president, general counsel and secretary, as well as executive vice president of administration of our Adviser. We have entered into an advisory agreement with our Adviser, as amended from time to time (the “Advisory Agreement”), and an administration agreement with our Administrator (the “Administration Agreement”). The services and fees under the Advisory Agreement and Administration Agreement are described below. As of June 30, 2022 and December 31, 2021, $3.6 million and $3.4 million, respectively, were collectively due to our Adviser and Administrator. Our entrance into the Advisory Agreement and each amendment thereto has been approved unanimously by our Board of Directors. Our Board of Directors reviews and considers renewing the agreements with our Adviser and Administrator each July. During their July 2022 meeting, our Board of Directors reviewed and renewed each of the Advisory Agreement and Administration Agreement for an additional year, through August 31, 2023.

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

For the three and six months ended June 30, 2022, we recorded a base management fee of $1.6 million and $3.1 million, respectively. For the three and six months ended June 30, 2021, we recorded a base management fee of $1.5 million and $2.9 million, respectively.

Incentive Fee

Pursuant to the Advisory Agreement, the calculation of the incentive fee rewards the Adviser in circumstances where our quarterly Core FFO (defined at the end of this paragraph), before giving effect to any incentive fee, or pre-incentive fee Core FFO, exceeds 2.0% quarterly, or 8.0% annualized, of adjusted total stockholders’ equity (after giving effect to the base management fee but before giving effect to the incentive fee). We refer to this as the hurdle rate. The Adviser will receive 15.0% of the amount of our pre-incentive fee Core FFO that exceeds the hurdle rate. However, in no event shall the incentive fee for a particular quarter exceed by 15.0% (the cap) the average quarterly incentive fee paid by us for the previous four quarters (excluding quarters for which no incentive fee was paid). Core FFO (as defined in the Advisory Agreement) is GAAP net income (loss) available to common stockholders, excluding the incentive fee, depreciation and amortization, any realized and unrealized gains, losses or other non-cash items recorded in net income (loss) available to common stockholders for the period, and one-time events pursuant to changes in GAAP. The Incentive Fee is used by the Adviser primarily for performance-based compensation related to certain of its employees.

For the three and six months ended June 30, 2022, we recorded an incentive fee of $1.3 million and $2.7 million, respectively. For the three and six months ended June 30, 2021, we recorded an incentive fee of $1.0 million and $2.3 million, respectively, partially offset by credits related to non-contractual, unconditional, and irrevocable waivers issued by the Advisor of $0.02 million and $0.02 million, respectively. The Adviser did not waive any portion of the incentive fee for the three and six months ended June 30, 2022.

Capital Gain Fee

Under the Advisory Agreement, we will pay to the Adviser a capital gain-based incentive fee that will be calculated and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement). In determining the capital gain fee, we will calculate aggregate realized capital gains and aggregate realized capital losses for the applicable time period. For this purpose, aggregate realized capital gains and losses, if any, equals the realized gain or loss calculated by the difference between the sales price of the property, less any costs to sell the property and the current gross value of the property (equal to the property’s original acquisition price plus any subsequent non-reimbursed capital improvements) of the disposed property. At the end of the fiscal year, if this number is positive, then the capital gain fee payable for such time period shall equal 15.0% of such amount. No capital gain fee was recognized during the three and six months ended June 30, 2022 or 2021.

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

Administration Agreement

Under the terms of the Administration Agreement, we pay separately for our allocable portion of the Administrator’s overhead expenses in performing its obligations to us including, but not limited to, rent and our allocable portion of the salaries and benefits expenses of our Administrator’s employees, including, but not limited to, our chief financial officer, treasurer, chief compliance officer, general counsel and secretary (who also serves as our Administrator’s president, general counsel and secretary), and their respective staffs. Our allocable portion of the Administrator’s expenses are generally derived by multiplying our Administrator’s total expenses by the approximate percentage of time the Administrator’s employees perform services for us in relation to their time spent performing services for all companies serviced by our Administrator under contractual agreements. We believe that the methodology of allocating the Administrator’s total expenses by approximate percentage of time services were performed among all companies serviced by our Administrator more closely approximates fees paid to actual services performed. For the three and six months ended June 30, 2022, we recorded an administration fee of $0.4 million and $0.9 million, respectively. For the three and six months ended June 30, 2021, we recorded an administration fee of $0.3 million and $0.6 million, respectively.

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

Mortgage Financing Arrangement Agreement

We entered into an agreement with Gladstone Securities, effective June 18, 2013, for it to act as our non-exclusive agent to assist us with arranging mortgage financing for properties we own. In connection with this engagement, Gladstone Securities will, from time to time, continue to solicit the interest of various commercial real estate lenders or recommend to us third party lenders offering credit products or packages that are responsive to our needs. We pay Gladstone Securities a financing fee in connection with the services it provides to us for securing mortgage financing on any of our properties. The amount of these financing fees, which are payable upon closing of the financing, are based on a percentage of the amount of the mortgage, generally ranging from 0.15% to a maximum of 1.00% of the mortgage obtained. The amount of the financing fees may be reduced or eliminated, as determined by us and Gladstone Securities, after taking into consideration various factors, including, but not limited to, the involvement of any third-party brokers and market conditions. We paid financing fees to Gladstone Securities of $0.1 million during the three and six months ended June 30, 2022, which are included in mortgage notes payable, net, in the condensed consolidated balance sheets, or 0.35% of the mortgage principal secured. We paid financing fees to Gladstone Securities of $14,000 during the six months ended June 30, 2021, which are included in mortgage notes payable, net, in the condensed consolidated balance sheets, or 0.25% of the mortgage principal secured. Our Board of Directors renewed the agreement for an additional year, through August 31, 2023, at its July 2022 meeting.

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

Under the Dealer Manager Agreement, Gladstone Securities, as dealer manager, will provide certain sales, promotional and marketing services to us in connection with the Offering, and we will pay Gladstone Securities (i) selling commissions of 6.0% of the gross proceeds from sales of Series F Preferred Stock in the Primary Offering (the “Selling Commissions”), and (ii) a dealer manager fee of 3.0% of the gross proceeds from sales of Series F Preferred Stock in the Primary Offering (the “Dealer Manager Fee”). No Selling Commissions or Dealer Manager Fee shall be paid with respect to shares sold pursuant to the DRIP. Gladstone Securities may, in its sole discretion, re-allow a portion of the Dealer Manager Fee to participating broker-dealers in support of the Offering. We paid fees of $0.1 million and $0.3 million to Gladstone Securities during the three and six months ended June 30, 2022, respectively, in connection with the Offering.

3. Loss Per Share of Common Stock

The following tables set forth the computation of basic and diluted loss per share of common stock for the three and six months ended June 30, 2022 and 2021. The operating partnership units in the Operating Partnership (“OP Units”) held by holders who do not control the Operating Partnership (“Non-controlling OP Unitholders”) (which may be redeemed for shares of common stock) have been excluded from the diluted loss per share calculations, as there would be no effect on the amounts since the Non-controlling OP Unitholders’ share of loss would also be added back to net loss. Net loss figures are presented net of such non-controlling interests in the loss per share calculation.

We computed basic loss per share for the three and six months ended June 30, 2022 and 2021 using the weighted average number of shares outstanding during the respective periods. Diluted loss per share for the three and six months ended June 30, 2022 and 2021 reflects additional shares of common stock related to our convertible senior common stock (the “Senior Common Stock”), if the effect of conversion would be dilutive, that would have been outstanding if such dilutive potential shares of common stock had been issued, as well as an adjustment to net loss attributable to common stockholders as applicable to common stockholders that would result from their assumed issuance (dollars in thousands, except per share amounts).

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Calculation of basic loss per share of common stock:
Net loss attributable to common stockholders	$(1,499)	$(3,032)	$(1,175)	$(5,985)
Denominator for basic weighted average shares of common stock (1)	38,745,751	36,394,767	38,326,531	36,056,317
Basic loss per share of common stock	$(0.04)	$(0.08)	$(0.03)	$(0.17)
Calculation of diluted loss per share of common stock:
Net loss attributable to common stockholders	$(1,499)	$(3,032)	$(1,175)	$(5,985)
Net loss attributable to common stockholders plus assumed conversions (2)	$(1,499)	$(3,032)	$(1,175)	$(5,985)
Denominator for basic weighted average shares of common stock (1)	38,745,751	36,394,767	38,326,531	36,056,317
Effect of convertible Senior Common Stock (2)	—	—	—	—
Denominator for diluted weighted average shares of common stock (2)	38,745,751	36,394,767	38,326,531	36,056,317
Diluted loss per share of common stock	$(0.04)	$(0.08)	$(0.03)	$(0.17)
(1)The weighted average number of OP Units held by Non-controlling OP Unitholders was 256,994 and 256,994 for the three and six months ended June 30, 2022, respectively, and 256,994 and 377,975 for the three and six months ended June 30, 2021, respectively.
(2)We excluded convertible shares of Senior Common Stock of 363,246 and 558,038 from the calculation of diluted loss per share for the three and six months ended June 30, 2022 and 2021, respectively, because they were anti-dilutive.

4. Real Estate and Intangible Assets

Real Estate

The following table sets forth the components of our investments in real estate as of June 30, 2022 and December 31, 2021, respectively, excluding real estate held for sale as of June 30, 2022 (dollars in thousands):

	June 30, 2022	December 31, 2021
Real estate:
Land (1)	$149,755	$149,773
Building and improvements	1,041,189	1,004,362
Tenant improvements	69,478	71,123
Accumulated depreciation	(279,331)	(266,672)
Real estate, net	$981,091	$958,586
(1)This amount includes $4,436 of land value subject to land lease agreements which we may purchase at our option for a nominal fee.

Real estate depreciation expense on building and tenant improvements was $10.2 million and $20.1 million for the three and six months ended June 30, 2022, respectively. Real estate depreciation expense on building and tenant improvements was $9.4 million and $20.2 million for the three and six months ended June 30, 2021, respectively.
Acquisitions

We acquired seven industrial properties during the six months ended June 30, 2022, and two industrial properties during the six months ended June 30, 2021. The acquisitions are summarized below (dollars in thousands):

Six Months Ended		Aggregate Square Footage	Weighted Average Lease Term	Aggregate Purchase Price	Aggregate Capitalized Acquisition Costs
June 30, 2022	(1)	742,303	11.7 years	$51,919	$519
June 30, 2021	(2)	205,352	13.5 years	$19,341	$216
(1)On February 24, 2022, we acquired an 80,000 square foot property in Wilkesboro, North Carolina for $7.5 million. The property is fully leased to one tenant and had 12.7 years of remaining lease term at the time we acquired the property. On March 11, 2022, we acquired a 56,000 square foot property in Oklahoma City, Oklahoma for $6.0 million. The property is fully leased to one tenant and had 7.0 years of remaining lease term at the time we acquired the property. On May 4, 2022, we acquired a two-property, 260,719 square foot portfolio in Cleveland, Ohio and Fort Payne, Alabama for $19.5 million. The properties are fully leased to one tenant and had 11.4 years of remaining lease term at the time we acquired the properties. On May 12, 2022, we acquired a three-property, 345,584 square foot portfolio in Wilmington, North Carolina for $18.9 million. The properties are fully leased to one tenant and had 13.1 years of remaining lease term at the time we acquired the properties.
(2)On January 22, 2021, we acquired a 180,152 square foot property in Findlay, Ohio for $11.1 million. The property is fully leased to one tenant and had 14.2 years of remaining lease term at the time we acquired the property. On June 17, 2021, we acquired a 25,200 square foot property in Baytown, Texas for $8.2 million. The property is fully leased to one tenant and had 12.6 years of remaining lease term at the time we acquired the property.

We determined the fair value of assets acquired and liabilities assumed related to the properties acquired during the six months ended June 30, 2022 and 2021, respectively, as follows (dollars in thousands):

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
Acquired assets and liabilities	Purchase price		Purchase price
Land	$3,380		$1,862
Building	40,855		14,277
Tenant Improvements	768		103
In-place Leases	2,952		1,127
Leasing Costs	2,296		1,153
Customer Relationships	1,932		455
Above Market Leases	319		364
Below Market Leases	(583)	(1)	—
Total Purchase Price	$51,919		$19,341
(1)This amount includes $17 of prepaid rent included in Other liabilities on the condensed consolidated balance sheets.

Future Lease Payments

Future operating lease payments from tenants under non-cancelable leases, excluding tenant reimbursement of expenses, for the six months ending December 31, 2022 and each of the five succeeding fiscal years and thereafter is as follows, excluding real estate held for sale as of June 30, 2022 (dollars in thousands):

Year	Tenant Lease Payments
Six Months Ending 2022	$60,600
2023	113,366
2024	107,440
2025	103,735
2026	95,250
2027	76,953
Thereafter	301,073

In accordance with the lease terms, substantially all operating expenses are required to be paid by the tenant directly, or reimbursed to us from the tenant; however, we would be required to pay operating expenses on the respective properties in the event the tenants fail to pay them.

Lease Revenue Reconciliation

The table below sets forth the allocation of lease revenue between fixed contractual payments and variable lease payments for the three and six months ended June 30, 2022 and 2021, respectively (dollars in thousands):

	For the three months ended June 30,
	(Dollars in Thousands)
Lease revenue reconciliation	2022	2021	$ Change	% Change
Fixed lease payments	$31,878	$29,345	$2,533	8.6%
Variable lease payments	4,521	4,026	495	12.3%
	$36,399	$33,371	$3,028	9.1%

	For the six months ended June 30,
	(Dollars in Thousands)
Lease revenue reconciliation	2022	2021	$ Change	% Change
Fixed lease payments	$63,210	$60,101	$3,109	5.2%
Variable lease payments	8,720	7,946	774	9.7%
	$71,930	$68,047	$3,883	5.7%

Intangible Assets

The following table summarizes the carrying value of intangible assets, liabilities and the accumulated amortization for each intangible asset and liability class as of June 30, 2022 and December 31, 2021, respectively, excluding real estate held for sale as of June 30, 2022 (dollars in thousands):

	June 30, 2022		December 31, 2021
	Lease Intangibles	Accumulated Amortization	Lease Intangibles	Accumulated Amortization
In-place leases	$105,797	$(63,846)	$105,891	$(62,604)
Leasing costs	82,872	(45,407)	81,487	(43,982)
Customer relationships	71,873	(39,586)	71,922	(38,220)
	$260,542	$(148,839)	$259,300	$(144,806)

	Deferred Rent Receivable/(Liability)	Accumulated (Amortization)/Accretion	Deferred Rent Receivable/(Liability)	Accumulated (Amortization)/Accretion
Above market leases	$15,706	$(11,815)	$15,538	$(11,520)
Below market leases and deferred revenue	(61,185)	22,694	(48,241)	21,471

Total amortization expense related to in-place leases, leasing costs and customer relationship lease intangible assets was $5.0 million and $9.8 million for the three and six months ended June 30, 2022, respectively, and $4.7 million and $10.7 million for the three and six months ended June 30, 2021, respectively, and is included in depreciation and amortization expense in the condensed consolidated statements of operations and comprehensive income.

Total amortization related to above-market lease values was $0.2 million and $0.4 million for the three and six months ended June 30, 2022, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2021, respectively, and is included in lease revenue in the condensed consolidated statements of operations and comprehensive income. Total amortization related to below-market lease values was $0.8 million and $1.6 million for the three and six months ended June 30, 2022, respectively, and $0.8 million and $2.4 million for the three and six months ended June 30, 2021, respectively, and is included in lease revenue in the condensed consolidated statements of operations and comprehensive income.

The weighted average amortization periods in years for the intangible assets acquired and liabilities assumed during the six months ended June 30, 2022 and 2021, respectively, were as follows:

Intangible Assets & Liabilities	2022	2021
In-place leases	11.6	13.5
Leasing costs	11.6	13.5
Customer relationships	18.9	21.1
Above market leases	12.1	13.5
Below market leases	11.2	0.0
All intangible assets & liabilities	13.3	15.3

5. Real Estate Dispositions, Held for Sale and Impairment Charges

Real Estate Dispositions

We did not sell any properties during the six months ended June 30, 2022. We expect to continue to execute our capital recycling plan and sell non-core properties as reasonable disposition opportunities become available, and use the sales proceeds to acquire properties in our target, secondary growth markets, or pay down outstanding debt. During the six months ended June 30, 2021, we sold two non-core properties, located in Rancho Cordova, California and Champaign, Illinois.

The table below summarizes the components of operating income from the real estate and related assets disposed of during the three and six months ended June 30, 2021 (dollars in thousands):

	For the three months ended June 30,	For the six months ended June 30,
	2021	2021
Operating revenue	$7	$240
Operating expense	4	117
Other expense, net	—	(1,622)	(1)
Income (loss) from real estate and related assets sold	$3	$(1,499)
(1)Includes a $0.9 million loss on sale of real estate, net, on two property sales.

Real Estate Held for Sale

At June 30, 2022, we had three properties classified as held for sale, located in Parsippany, New Jersey, Jupiter, Florida, and Columbus, Ohio. We consider these assets to be non-core to our long term strategy. At December 31, 2021, we did not have any properties classified as held for sale.

The table below summarizes the components of the assets and liabilities held for sale at June 30, 2022 reflected on the accompanying condensed consolidated balance sheets (dollars in thousands):

June 30, 2022
Assets Held for Sale
Total real estate held for sale	$16,767
Lease intangibles, net	1,130
Deferred rent receivable, net	506
Total Assets Held for Sale	$18,403
Liabilities Held for Sale
Deferred rent liability, net	$178
Asset retirement obligation	54
Total Liabilities Held for Sale	$232

Impairment Charges

We evaluated our portfolio for triggering events to determine if any of our held and used assets were impaired during the six months ended June 30, 2022 and did not identify any impaired assets. We evaluated our held for sale assets to determine if any of these assets were impaired during the six months ended June 30, 2022, and identified one held for sale asset, located in Parsippany, New Jersey, which was impaired by $1.4 million. In performing our held for sale assessment, the carrying value of this asset was above the fair value, less costs of sale. As a result, we impaired this property to equal the fair market value less costs of sale. We did not recognize an impairment charge during the six months ended June 30, 2021.

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

Our mortgage notes payable and Credit Facility as of June 30, 2022 and December 31, 2021 are summarized below (dollars in thousands):

	Encumbered properties at		Carrying Value at		Stated Interest Rates at	Scheduled Maturity Dates at
	June 30, 2022		June 30, 2022	December 31, 2021	June 30, 2022	June 30, 2022
Mortgage and other secured loans:
Fixed rate mortgage loans	64		$435,314	$436,530	(1)	(2)
Variable rate mortgage loans	6		30,513	16,338	(3)	(2)
Premiums and discounts, net	-		(106)	(130)	N/A	N/A
Deferred financing costs, mortgage loans, net	-		(2,889)	(2,794)	N/A	N/A
Total mortgage notes payable, net	70		$462,832	$449,944	(4)
Variable rate revolving credit facility	62	(6)	$46,950	$33,550	LIBOR + 1.90%	7/2/2023
Total revolver	62		$46,950	$33,550
Variable rate term loan facility A	-	(6)	$160,000	$160,000	LIBOR + 1.85%	7/2/2024
Variable rate term loan facility B	-	(6)	65,000	65,000	LIBOR + 2.00%	2/11/2026
Deferred financing costs, term loan facility	-		(806)	(968)	N/A	N/A
Total term loan, net	N/A		$224,194	$224,032
Total mortgage notes payable and credit facility	132		$733,976	$707,526	(5)
(1)Interest rates on our fixed rate mortgage notes payable vary from 2.80% to 6.63%.
(2)We have 54 mortgage notes payable with maturity dates ranging from July 1, 2022 through August 1, 2037.
(3)Interest rates on our variable rate mortgage notes payable vary from one month LIBOR + 2.35% to one month LIBOR + 2.75%. As of June 30, 2022, one month LIBOR was approximately 1.79%.
(4)The weighted average interest rate on the mortgage notes outstanding as of June 30, 2022 was approximately 4.18%.
(5)The weighted average interest rate on all debt outstanding as of June 30, 2022 was approximately 4.00%.
(6)The amount we may draw under our Credit Facility is based on a percentage of the fair value of a combined pool of 62 unencumbered properties as of June 30, 2022.
N/A - Not Applicable

Mortgage Notes Payable

As of June 30, 2022, we had 54 mortgage notes payable, collateralized by a total of 70 properties with a net book value of $683.5 million. We have limited recourse liabilities that could result from any one or more of the following circumstances: a borrower voluntarily filing for bankruptcy, improper conveyance of a property, fraud or material misrepresentation, misapplication or misappropriation of rents, security deposits, insurance proceeds or condemnation proceeds, or physical waste or damage to the property resulting from a borrower’s gross negligence or willful misconduct. As of June 30, 2022, we did not have any mortgages subject to recourse. We will also indemnify lenders against claims resulting from the presence of hazardous substances or activity involving hazardous substances in violation of environmental laws on a property.

During the six months ended June 30, 2022, we repaid one mortgage, collateralized by four properties, which is summarized in the table below (dollars in thousands):

.

Fixed Rate Debt Repaid	Interest Rate on Fixed Rate Debt Repaid
$14,812	6.10%

During the six months ended June 30, 2022, we issued three mortgages, collateralized by seven properties, which is summarized in the table below (dollars in thousands):

.

Aggregate Fixed Rate Debt Issued		Weighted Average Interest Rate on Fixed Rate Debt
$20,000	(1)	3.70%
(1)We issued $10.0 million of fixed rate debt in connection with the two-property portfolio acquired on May 4, 2022 with a maturity date of May 4, 2027. The interest rate is fixed at 4.00%. We issued $10.0 million of fixed rate debt in connection with the three-property acquisition on May 12, 2022 with a maturity date of June 1, 2032. The interest rate is fixed at 3.40%.

Variable Rate Debt Issued		Interest Rate on Variable Rate Debt
$15,000	(1)	SOFR +	2.50%
(1)We issued $15.0 million of variable rate debt in connection with refinancing mortgage debt at two properties with a new maturity date of April 27, 2024 and interest rate of SOFR plus 2.50%.

During the six months ended June 30, 2022, we extended the maturity date of two mortgages, collateralized by four properties, which is summarized in the table below (dollars in thousands):

Fixed Rate Debt Extended	Interest Rate on Fixed Rate Debt Extended	Extension Term
$3,585	5.13%	1.0 year

Variable Rate Debt Extended	Interest Rate on Variable Rate Debt Extended		Extension Term
$7,059	LIBOR +	2.75%	1.0 year

We made payments of $0.7 million for deferred financing costs during the three and six months ended June 30, 2022. We did not make any payments for deferred financing costs during the three months ended June 30, 2021, but made payments of $0.6 million for deferred financing costs during the six months ended June 30, 2021.

Scheduled principal payments of mortgage notes payable for the six months ending December 31, 2022, and each of the five succeeding fiscal years and thereafter are as follows (dollars in thousands):

Year	Scheduled Principal Payments
Six Months Ending December 31, 2022	$72,877
2023	83,556
2024	60,858
2025	38,534
2026	43,693
2027	78,414
Thereafter	87,895
Total	$465,827	(1)
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

Interest Rate Cap and Interest Rate Swap Agreements

We have entered into interest rate cap agreements that cap the interest rate on certain of our variable-rate debt and we have assumed or entered into interest rate swap agreements in which we hedged our exposure to variable interest rates by agreeing to pay fixed interest rates to our respective counterparty. We have adopted the fair value measurement provisions for our financial instruments recorded at fair value. The fair value guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Generally, we will estimate the fair value of our interest rate caps and interest rate swaps, in the absence of observable market data, using estimates of value including estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. At June 30, 2022 and December 31, 2021, our interest rate cap agreements and interest rate swaps were valued using Level 2 inputs.

The fair value of the interest rate cap agreements is recorded in other assets on our accompanying condensed consolidated balance sheets. We record changes in the fair value of the interest rate cap agreements quarterly based on the current market valuations at quarter end. If the interest rate cap qualifies for hedge accounting, the change in the estimated fair value is recorded to accumulated other comprehensive income to the extent that it is effective, with any ineffective portion recorded to interest expense in our condensed consolidated statements of operations and comprehensive income. If the interest rate cap does not qualify for hedge accounting, or if it is determined the hedge is ineffective, any change in the fair value is recognized in interest expense in our consolidated statements of operations and comprehensive income. The following table summarizes the interest rate caps at June 30, 2022 and December 31, 2021 (dollars in thousands):

		June 30, 2022		December 31, 2021
Aggregate Cost		Aggregate Notional Amount	Aggregate Fair Value	Aggregate Notional Amount	Aggregate Fair Value
$1,228	(1)	$233,481	$3,089	$233,632	$324
(1)We have entered into various interest rate cap agreements on variable rate debt with LIBOR caps ranging from 1.50% to 2.75%.

We have assumed or entered into interest rate swap agreements in connection with certain of our mortgage financings, whereby we will pay our counterparty a fixed rate interest rate on a monthly basis and receive payments from our counterparty equivalent to the stipulated floating rate. The fair value of our interest rate swap agreements is recorded in other assets or other liabilities on our accompanying condensed consolidated balance sheets. We have designated our interest rate swaps as cash flow hedges, and we record changes in the fair value of the interest rate swap agreement to accumulated other comprehensive income on the condensed consolidated balance sheets. We record changes in fair value on a quarterly basis, using current market valuations at quarter end. The following table summarizes our interest rate swaps at June 30, 2022 and December 31, 2021 (dollars in thousands):

June 30, 2022			December 31, 2021
Aggregate Notional Amount	Aggregate Fair Value Asset	Aggregate Fair Value Liability	Aggregate Notional Amount	Aggregate Fair Value Asset	Aggregate Fair Value Liability
$72,629	$3,888	$(156)	$73,212	$841	$(1,217)

The following table presents the impact of our derivative instruments in the condensed consolidated financial statements (dollars in thousands):

	Amount of gain (loss) recognized in Comprehensive Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Derivatives in cash flow hedging relationships
Interest rate caps	$1,138	$(31)	$2,762	$23
Interest rate swaps	1,465	(689)	4,108	1,681
Total	$2,603	$(720)	$6,870	$1,704

The following table sets forth certain information regarding our derivative instruments (dollars in thousands):

		Asset (Liability) Derivatives Fair Value at
Derivatives Designated as Hedging Instruments	Balance Sheet Location	June 30, 2022	December 31, 2021
Interest rate caps	Other assets	$3,089	$324
Interest rate swaps	Other assets	3,888	841
Interest rate swaps	Other liabilities	(156)	(1,217)
Total derivative liabilities, net		$6,821	$(52)

The fair value of all mortgage notes payable outstanding as of June 30, 2022 was $441.5 million, as compared to the carrying value stated above of $462.8 million. The fair value is calculated based on a discounted cash flow analysis, using management’s estimate of market interest rates on long-term debt with comparable terms and loan to value ratios. The fair value was calculated using Level 3 inputs of the hierarchy established by ASC 820, “Fair Value Measurements and Disclosures.”

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

On February 11, 2021, we added a new $65.0 million Term Loan B, inclusive of a $15.0 million delayed funding component. Term Loan B has a maturity date of February 11, 2026 and a LIBOR floor of 25 basis points, plus a spread ranging from 140 to 225 basis points, depending on our leverage. We entered into multiple interest rate cap agreements on Term Loan B, which cap LIBOR from 1.50% to 1.75%. We incurred fees of approximately $0.5 million in connection with issuing Term Loan B. As of June 30, 2022, there was $65.0 million outstanding under Term Loan B, and we used all net proceeds to repay all outstanding borrowings on the Revolver and fund acquisitions.

As of June 30, 2022, there was $272.0 million outstanding under our Credit Facility, at a weighted average interest rate of approximately 3.68%, and $19.5 million outstanding under letters of credit, at a weighted average interest rate of 1.90%. As of June 30, 2022, the maximum additional amount we could draw under the Credit Facility was $18.4 million. We were in compliance with all covenants under the Credit Facility as of June 30, 2022.

The amount outstanding under the Credit Facility approximates fair value as of June 30, 2022.

7. Commitments and Contingencies

Ground Leases

We are obligated as lessee under four ground leases. Future minimum rental payments due under the terms of these leases for the six months ending December 31, 2022 and each of the five succeeding fiscal years and thereafter is as follows (dollars in thousands):

Year	Future Lease Payments Due Under Operating Leases
Six Months Ending December 31, 2022	$245
2023	492
2024	493
2025	494
2026	498
2027	506
Thereafter	6,301
Total anticipated lease payments	$9,029
Less: amount representing interest	(3,618)
Present value of lease payments	$5,411

Rental expense incurred for properties with ground lease obligations during the three and six months ended June 30, 2022 and 2021 was $0.1 million and $0.2 million, respectively and during the three and six months ended June 30, 2021 was $0.1 million and $0.2 million, respectively. Our ground leases are treated as operating leases and rental expenses are reflected in property operating expenses on the condensed consolidated statements of operations and comprehensive income. Our ground leases have a weighted average remaining lease term of 19.0 years and a weighted average discount rate of 5.32%.

Letters of Credit

As of June 30, 2022, there was $19.5 million outstanding under letters of credit. These letters of credit are not reflected on our condensed consolidated balance sheets.

8. Equity and Mezzanine Equity

Stockholders’ Equity

The following table summarizes the changes in our equity for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Senior Common Stock
Balance, beginning of period	$1	$1	$1	$1
Issuance of senior common stock, net	—	—	—	—
Balance, end of period	$1	$1	$1	$1
Common Stock
Balance, beginning of period	$38	$36	$37	$35
Issuance of common stock, net	1	—	2	1
Balance, end of period	$39	$36	$39	$36
Series F Preferred Stock
Balance, beginning of period	$—	$—	$—	$—
Issuance of Series F preferred stock, net	1	—	1	—
Redemption of Series F preferred stock, net	—	—	—	—
Balance, end of period	$1	$—	$1	$—
Additional Paid in Capital
Balance, beginning of period	$692,795	$639,053	$671,134	$626,533
Issuance of common stock and Series F preferred stock, net	12,908	9,099	34,657	20,411
Redemption of OP Units	—	—	—	4,812
Redemption of Series F preferred stock, net	—	—	55	—
Adjustment to OP Units held by Non-controlling OP Unitholders resulting from changes in ownership of the Operating Partnership	(74)	(40)	(217)	(3,644)
Balance, end of period	$705,629	$648,112	$705,629	$648,112

Accumulated Other Comprehensive Income
Balance, beginning of period	$2,921	$(1,921)	$(1,346)	$(4,345)
Comprehensive income	2,603	(720)	6,870	1,704
Balance, end of period	$5,524	$(2,641)	$5,524	$(2,641)
Distributions in Excess of Accumulated Earnings
Balance, beginning of period	$(482,493)	$(425,422)	$(468,523)	$(409,041)
Distributions declared to common, senior common, and preferred stockholders	(17,663)	(16,701)	(35,019)	(33,163)
Redemption of Series D preferred stock, net	—	(2,141)	—	(2,141)
Redemption of Series F preferred stock, net	—	—	(5)	—
Net income attributable to the Company	1,582	2,142	4,973	2,223
Balance, end of period	$(498,574)	$(442,122)	$(498,574)	$(442,122)
Total Stockholders' Equity
Balance, beginning of period	$213,262	$211,747	$201,303	$213,183
Issuance of common stock and Series F preferred stock, net	12,910	9,099	34,660	20,412
Redemption of OP Units	—	—	—	4,812
Redemption of Series D preferred stock, net	—	(2,141)	—	(2,141)
Redemption of Series F preferred stock, net	—	—	50	—
Distributions declared to common, senior common, and preferred stockholders	(17,663)	(16,701)	(35,019)	(33,163)
Comprehensive income	2,603	(720)	6,870	1,704
Adjustment to OP Units held by Non-controlling OP Unitholders resulting from changes in ownership of the Operating Partnership	(74)	(40)	(217)	(3,644)
Net income attributable to the Company	1,582	2,142	4,973	2,223
Balance, end of period	$212,620	$203,386	$212,620	$203,386
Non-Controlling Interest
Balance, beginning of period	$1,308	$1,416	$1,259	$2,854
Distributions declared to Non-controlling OP Unit holders	(97)	(97)	(193)	(285)
Redemptions of OP Units	—	—	—	(4,812)
Adjustment to OP Units held by Non-controlling OP Unitholders resulting from changes in ownership of the Operating Partnership	74	40	217	3,644
Net loss attributable to OP units held by Non-controlling OP Unitholders	(10)	(21)	(8)	(63)
Balance, end of period	$1,275	$1,338	$1,275	$1,338
Total Equity	$213,895	$204,724	$213,895	$204,724

Distributions

We paid the following distributions per share for the three and six months ended June 30, 2022 and 2021:

	For the three months ended June 30,			For the six months ended June 30,
	2022		2021	2022		2021
Common Stock and Non-controlling OP Units	$0.37620		$0.37545	$0.75240		$0.75090
Senior Common Stock	0.2625		0.2625	0.5250		0.5250
Series D Preferred Stock	—	(1)	0.4374999	—	(1)	0.8749998
Series E Preferred Stock	0.414063		0.414063	0.828126		0.828126
Series F Preferred Stock	0.375		0.375	0.750		0.750
Series G Preferred Stock	0.375	(2)	—	0.750	(2)	—
(1)We redeemed all outstanding shares of our Series D Preferred Stock on June 30, 2021.
(2)Our shares of Series G Preferred Stock were issued on June 28, 2021.

Recent Activity

Common Stock ATM Program

During the six months ended June 30, 2022, we sold 1.5 million shares of common stock, raising $31.7 million in net proceeds under our At-the-Market Equity Offering Sales Agreements with sales agents Robert W. Baird & Co. Incorporated, Goldman Sachs & Co. LLC, Stifel, Nicolaus & Company, Incorporated, BTIG, LLC, and Fifth Third Securities, Inc. On February 22, 2022, we entered into Amendment No. 1 to our existing At-the-Market Equity Offering Sales Agreement (the “Common Stock Sales Agreement”), dated December 3, 2019. The amendment permits shares of common stock to be issued pursuant to the Common Stock Sales Agreement under the Company’s Registration Statement on Form S-3 (File No. 333-236143) and future registration statements on Form S-3 (the “Common Stock ATM Program”). As of June 30, 2022, we had remaining capacity to sell up to $35.5 million of common stock pursuant to the Common Stock ATM Program under the 2020 Universal Shelf (as defined below).

Mezzanine Equity

Our 6.625% Series E Cumulative Redeemable Preferred Stock (“Series E Preferred Stock”), and our 6.00% Series G Cumulative Redeemable Preferred Stock (“Series G Preferred Stock”) are classified as mezzanine equity in our condensed consolidated balance sheets because both are redeemable at the option of the shareholder upon a change of control of greater than 50%. A change in control of our company, outside of our control, is only possible if a tender offer is accepted by over 90% of our shareholders. All other change in control situations would require input from our Board of Directors. In addition, our Series E Preferred Stock and Series G Preferred Stock are redeemable at the option of the applicable shareholder in the event a delisting event occurs. We will periodically evaluate the likelihood that a delisting event or change of control of greater than 50% will take place, and if we deem this probable, we would adjust the Series E Preferred Stock, and Series G Preferred Stock presented in mezzanine equity to their redemption value, with the offset to gain (loss) on extinguishment. We currently believe the likelihood of a change of control of greater than 50%, or a delisting event, is remote.

Universal Shelf Registration Statements

On January 29, 2020, we filed a universal registration statement on Form S-3, File No. 333-236143 (the “2020 Universal Shelf”). The 2020 Universal Shelf was declared effective on February 11, 2020. The 2020 Universal Shelf allows us to issue up to $800.0 million of securities. Of the $800.0 million of available capacity under our 2020 Universal Shelf, approximately $636.5 million is reserved for the sale of our Series F Preferred Stock, and $63.0 million is reserved for our Common Stock ATM Program. As of June 30, 2022, we had the ability to issue up to $658.7 million of securities under the 2020 Universal Shelf.

Series F Preferred Stock

On February 20, 2020, we filed with the Maryland Department of Assessments and Taxation Articles Supplementary (i) setting forth the rights, preferences and terms of the Series F Preferred Stock and (ii) reclassifying and designating 26,000,000 shares of our authorized and unissued shares of common stock as shares of Series F Preferred Stock. The reclassification decreased the number of shares classified as common stock from 86,290,000 shares immediately prior to the reclassification to 60,290,000 shares immediately after the reclassification. We sold 126,028 shares of our Series F Preferred Stock, raising $2.9 million in net proceeds during the six months ended June 30, 2022. As of June 30, 2022, we had remaining capacity to sell up to $622.6 million of Series F Preferred Stock.

Non-controlling Interest in Operating Partnership

As of June 30, 2022 and December 31, 2021, we owned approximately 99.3% and 99.3%, respectively, of the outstanding OP Units. During the six months ended June 30, 2021, we redeemed 246,039 OP Units for an equivalent amount of common stock.

The Operating Partnership is required to make distributions on each OP Unit in the same amount as those paid on each share of our common stock, with the distributions on the OP Units held by us being utilized to make distributions to our common stockholders.

As of June 30, 2022 and December 31, 2021, there were 256,994 and 256,994 outstanding OP Units held by Non-controlling OP Unitholders, respectively.

9. Subsequent Events

Distributions

On July 12, 2022, our Board of Directors declared the following monthly distributions for the months of July, August and September of 2022:

Record Date	Payment Date	Common Stock and Non-controlling OP Unit Distributions per Share	Series E Preferred Distributions per Share	Series G Preferred Distributions per Share
July 22, 2022	July 29, 2022	$0.12540	$0.138021	$0.125
August 23, 2022	August 31, 2022	0.12540	0.138021	0.125
September 22, 2022	September 30, 2022	0.12540	0.138021	0.125
		$0.37620	$0.414063	$0.375

Senior Common Stock Distributions
Payable to the Holders of Record During the Month of:	Payment Date	Distribution per Share
July	August 5, 2022	$0.0875
August	September 6, 2022	0.0875
September	October 5, 2022	0.0875
		$0.2625

Series F Preferred Stock Distributions
Record Date	Payment Date	Distribution per Share
July 27, 2022	August 5, 2022	$0.125
August 25, 2022	September 6, 2022	0.125
September 27, 2022	October 5, 2022	0.125
		$0.375

Equity Activity

Subsequent to June 30, 2022 and through August 1, 2022, we raised $7.4 million in net proceeds from the sale of 396,027 shares of common stock under our Common Stock ATM Program and $0.4 million in net proceeds from the sale of 16,808 shares of Series F Preferred Stock.

Sale Activity

On July 1, 2022, we sold our property in Jupiter, Florida for $19.0 million, resulting in a gain on sale, net of $8.0 million.

Financing Activity

On July 5, 2022, we repaid $3.6 million in fixed rate mortgage debt, collateralized by one property, at an interest rate of 5.05%.

On July 27, 2022, we extended the maturity date of $11.0 million in fixed rate mortgage debt, collateralized by one property, for 1.0 year at an interest rate of 5.50%.

On August 1, 2022, we repaid $6.6 million in fixed rate mortgage debt, collateralized by one property, at an interest rate of 4.53%.

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

As of August 1, 2022:

•we owned 135 properties totaling 16.9 million square feet of rentable space, located in 27 states;
•our occupancy rate was 97.5%;
•the weighted average remaining term of our mortgage debt was 3.7 years and the weighted average interest rate was 4.24%; and
•the average remaining lease term of the portfolio was 7.0 years.

Business Environment

Since the onset of the COVID-19 pandemic in March 2020, authorities throughout the United States and the world have implemented widespread measures attempting to contain its spread and impact, such as travel restrictions, quarantines, the promotion of social distancing and limitations on business activity. Generally, year to date 2022 has seen the lifting of certain restrictive measures that were implemented during 2020 and 2021. These measures, and the pandemic generally, have caused significant national and global economic disruption, including disrupted business operations, including those of some of our tenants, and continue to have an adverse effect on demand for office space in the short term, including office utilization rates. Economic recovery in the United States and various other regions of the world has continued, but may be threatened by the continued adverse effects of COVID-19 and more significantly by continuing inflationary conditions, rising interest rates and the impact of ongoing or escalated geopolitical tensions and conflict.

The demand for industrial space has remained strong due to the continuing growth of e-commerce and reshoring of manufacturing operations, but appears to be only partially counterbalancing the adverse effects of COVID-19 on the commercial real estate industry. However, product delivery delays caused by supply chain disruption, and the apparent national labor shortage, have resulted in inflation and higher costs for both industrial and office construction projects. Industrial absorption increased on a nominal basis in 2021, compared to 2020, according to research reports, and continues to be strong through the first quarter of 2022, averaging approximately 130 million square feet of absorption each quarter. Construction activity for the industrial sector remains strong, as year-end 2021 estimates have approximately 500 million square feet of properties under construction with over 30% of that space pre-leased. Research reports also reflect that the office sector experienced negative absorption for each of the previous four quarters. Office space available for sublease has increased and is placing downward pressure on office rental rates.

Interest rates remain volatile in response to competing concerns about inflationary pressures and the spread and effect of COVID-19 variants, coupled with the threat of a near-term recession. The yield on the 10-year US Treasury Note has increased significantly during the first half of 2022 to approximately 3%, which adversely affects interest rates on long-term financing. After completing the 12th year of the current cycle, some national research firms are estimating that both pricing and investment sales volume would be peaking and the national economy would be slowing in the near term. Global recessionary conditions may occur over the next 24 months caused in part by inflation, the ongoing COVID-19 pandemic, and geopolitical conditions, although the actual timeline, impact and duration are unknown. See “Impact of COVID-19 on Our Business,” below.

From a more macro-economic perspective, there continue to be significant uncertainties associated with the current economic environment and increasing probability of near-term recession.

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

As of August 1, 2022, we have collected 100% of all outstanding rent collections for calendar year 2021 and the first half of 2022. In the past, we have received rent modification requests from our tenants, and we may receive additional requests in the future. There are no outstanding COVID-19 related rent modifications in place.

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

We continue to focus on re-leasing vacant space, renewing upcoming lease expirations, re-financing upcoming loan maturities, and acquiring additional properties with associated long-term leases. Currently, we have seven partially vacant buildings and two fully vacant buildings.

Our available vacant space at June 30, 2022 represents 2.7% of our total square footage and the annual carrying costs on the vacant space, including real estate taxes and property operating expenses, are approximately $4.2 million. We continue to actively seek new tenants for these properties.

We believe our lease expiration schedule for the remainder of 2022 is quite manageable, as it equates to only 4.3% of our lease revenue at June 30, 2022. Property acquisitions since the beginning of 2019 have totaled nearly $410.0 million and all transactions were industrial in nature, with a weighted average lease term of 12.6 years and a current weighted average lease term today of 10.5 years.

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

Recent Developments

Acquisition Activity

During the six months ended June 30, 2022, we acquired seven industrial properties located in Wilkesboro, North Carolina, Oklahoma City, Oklahoma, Cleveland, Ohio, Fort Payne, Alabama, and Wilmington, North Carolina, which are summarized below (dollars in thousands):

Aggregate Square Footage	Weighted Average Remaining Lease Term at Time of Acquisition	Aggregate Purchase Price	Aggregate Capitalized Acquisition Expenses	Aggregate Annualized GAAP Fixed Lease Payments	Aggregate Debt Issued
742,303	11.7 years	$51,919	$519	$3,379	$20,000

Leasing Activity

During and subsequent to the six months ended June 30, 2022, we executed six leases, which are summarized below (dollars in thousands):

Aggregate Square Footage	Weighted Average Remaining Lease Term	Aggregate Annualized GAAP Fixed Lease Payments	Aggregate Tenant Improvement	Aggregate Leasing Commissions
292,710	10.1 years	$3,187	$3,823	$1,107

On July 22, 2022, we executed a lease for 41,225 square feet of vacant space in our Austin, Texas property for 5.7 years.

During the six months ended June 30, 2022, we had one lease termination, which is detailed below (dollars in thousands):

Aggregate Square Footage Reduced	Aggregate Accelerated Rent	Aggregate Accelerated Rent Recognized through June 30, 2022
155,984	$2,138	$891

Financing Activity

During the six months ended June 30, 2022, we repaid one mortgage, collateralized by four properties, which is detailed in the table below (dollars in thousands):

.

Fixed Rate Debt Repaid	Interest Rate on Fixed Rate Debt Repaid
$14,812	6.10%

On July 5, 2022, we repaid $3.6 million in fixed rate mortgage debt, collateralized by one property, at an interest rate of 5.05%.

On August 1, 2022, we repaid $6.6 million in fixed rate mortgage debt, collateralized by one property, at an interest rate of 4.53%.

During the six months ended June 30, 2022, we issued three mortgages, collateralized by seven properties, which is summarized in the table below (dollars in thousands):

.

Aggregate Fixed Rate Debt Issued		Weighted Average Interest Rate on Fixed Rate Debt
$20,000	(1)	3.70%
(1)We issued $10.0 million of fixed rate debt in connection with the two-property portfolio acquired on May 4, 2022 with a maturity date of May 4, 2027. The interest rate is fixed at 4.0%. We issued $10.0 million of fixed rate debt in connection with the three-property acquisition on May 12, 2022 with a maturity date of June 1, 2032. The interest rate is fixed at 3.4%.

Variable Rate Debt Issued		Interest Rate on Variable Rate Debt
$15,000	(1)	SOFR +	2.50%
(1)We issued $15.0 million of variable rate debt in connection with refinancing mortgage debt at two properties with a new maturity date of April 27, 2024 and interest rate of SOFR plus 2.50%.

During the six months ended June 30, 2022, we extended the maturity date of two mortgages, collateralized by four properties, which is summarized in the table below (dollars in thousands):

Fixed Rate Debt Extended	Interest Rate on Fixed Rate Debt Extended	Extension Term
$3,585	5.13%	1.0 year

Variable Rate Debt Extended	Interest Rate on Variable Rate Debt Extended		Extension Term
$7,059	LIBOR +	2.75%	1.0 year

On July 27, 2022, we extended the maturity date of $11.0 million in fixed rate mortgage debt, collateralized by one property, for 1.0 year at an interest rate of 5.50%.

Equity Activities

Common Stock ATM Program

During the six months ended June 30, 2022, we sold 1.5 million shares of common stock, raising $31.7 million in net proceeds under our At-the-Market Equity Offering Sales Agreements (the “Common Stock Sales Agreement”) with sales agents Robert W. Baird & Co. Incorporated, Goldman Sachs & Co. LLC, Stifel, Nicolaus & Company, Incorporated, BTIG, LLC, and Fifth Third Securities, Inc. On February 22, 2022, we entered into Amendment No. 1 to our existing At-the-Market Equity Offering Sales Agreement (the “Common Stock Sales Agreement”), dated December 3, 2019. The amendment permits shares of common stock to be issued pursuant to the Common Stock Sales Agreement under the Company’s Registration Statement on Form S-3 (File No. 333-236143) and future registration statements on Form S-3 (the “Common Stock ATM Program”). As of June 30, 2022, we had remaining capacity to sell up to $35.5 million of common stock pursuant to the Common Stock ATM Program under the 2020 Universal Shelf (as defined below).

Universal Shelf Registration Statements

On January 29, 2020, we filed a universal registration statement on Form S-3, File No. 333-236143 (the “2020 Universal Shelf”). The 2020 Universal Shelf was declared effective on February 11, 2020. The 2020 Universal Shelf allows us to issue up to $800.0 million of securities. Of the $800.0 million of available capacity under our 2020 Universal Shelf, approximately $636.5 million is reserved for the sale of our 6.00% Series F Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series F Preferred Stock”) and $63.0 million is reserved for our Common Stock ATM Program. As of June 30, 2022, we had the ability to issue up to $658.7 million of securities under the 2020 Universal Shelf.

Series F Preferred Stock

On February 20, 2020, we filed with the Maryland Department of Assessments and Taxation Articles Supplementary (i) setting forth the rights, preferences and terms of the Series F Preferred Stock and (ii) reclassifying and designating 26,000,000 shares of our authorized and unissued shares of Common Stock as shares of Series F Preferred Stock. The reclassification decreased the number of shares classified as common stock from 86,290,000 shares immediately prior to the reclassification to 60,290,000 shares immediately after the reclassification. We sold 126,028 shares of our Series F Preferred Stock, raising $2.9 million in net proceeds during the three and six months ended June 30, 2022. As of June 30, 2022, we had remaining capacity to sell up to $622.6 million of Series F Preferred Stock.

Non-controlling Interest in Operating Partnership

As of June 30, 2022 and December 31, 2021, we owned approximately 99.3% and 99.3%, respectively, of the outstanding operating partnership units in the Operating Partnership (“OP Units”). During the six months ended June 30, 2021, we redeemed 246,039 OP Units for an equivalent amount of common stock.

As of June 30, 2022 and December 31, 2021, there were 256,994 and 256,994 outstanding OP Units held by holders who do not control the Operating Partnership (“Non-controlling OP Unitholders”), respectively.

Diversity of Our Portfolio

Gladstone Management Corporation, a Delaware corporation (our “Adviser”), seeks to diversify our portfolio to avoid dependence on any one particular tenant, industry or geographic market. By diversifying our portfolio, our Adviser intends to reduce the adverse effect on our portfolio of a single under-performing investment or a downturn in any particular industry or geographic market. For the six months ended June 30, 2022, our largest tenant comprised only 4.3% of total lease revenue. The table below reflects the breakdown of our total lease revenue by tenant industry classification for the three and six months ended June 30, 2022 and 2021 (dollars in thousands):

	For the three months ended June 30,				For the six months ended June 30,
	2022		2021		2022		2021
Industry Classification	Lease Revenue	Percentage of Lease Revenue	Lease Revenue	Percentage of Lease Revenue	Lease Revenue	Percentage of Lease Revenue	Lease Revenue	Percentage of Lease Revenue
Telecommunications	$5,747	15.8%	$5,580	16.7%	$11,356	15.8%	$11,165	16.3%
Healthcare	4,075	11.2	3,686	11.0	9,275	12.9	5,453	8.0
Automotive	4,640	12.7	2,732	8.2	9,089	12.6	9,513	14.0
Diversified/Conglomerate Services	4,551	12.5	4,822	14.5	8,059	11.2	7,933	11.7
Buildings and Real Estate	2,315	6.4	2,289	6.9	5,419	7.5	3,882	5.7
Diversified/Conglomerate Manufacturing	2,795	7.7	1,883	5.6	5,218	7.3	5,117	7.5
Banking	2,610	7.2	2,576	7.7	4,657	6.5	4,634	6.8
Personal, Food & Miscellaneous Services	1,550	4.3	1,538	4.7	3,097	4.3	4,014	5.9
Chemicals, Plastics & Rubber	1,206	3.3	1,204	3.6	2,787	3.9	2,953	4.3
Information Technology	1,109	3.0	1,685	5.0	2,411	3.4	2,292	3.4
Beverage, Food & Tobacco	1,407	3.9	1,477	4.4	2,155	3.0	3,337	4.9
Personal & Non-Durable Consumer Products	1,104	3.0	617	1.8	1,963	2.7	1,235	1.8
Machinery	975	2.7	1,033	3.1	1,948	2.7	2,022	3.0
Containers, Packaging & Glass	1,009	2.8	617	1.8	1,879	2.6	1,210	1.8
Childcare	573	1.6	572	1.7	1,145	1.6	1,146	1.7
Printing & Publishing	229	0.6	519	1.6	459	0.6	868	1.3
Electronics	179	0.5	219	0.7	406	0.6	402	0.6
Education	202	0.6	201	0.6	361	0.5	630	0.9
Home & Office Furnishings	123	0.2	121	0.4	246	0.3	241	0.4
Total	$36,399	100.0%	$33,371	100.0%	$71,930	100.0%	$68,047	100.0%

The tables below reflect the breakdown of total lease revenue by state for the three and six months ended June 30, 2022 and 2021 (dollars in thousands):

State	Lease Revenue for the three months ended June 30, 2022	Percentage of Lease Revenue	Number of Leases for the three months ended June 30, 2022	Lease Revenue for the three months ended June 30, 2021	Percentage of Lease Revenue	Number of Leases for the three months ended June 30, 2021
Texas	$5,359	14.7%	14	$3,302	9.9%	14
Florida	4,230	11.6	9	4,197	12.6	10
Pennsylvania	3,704	10.2	10	3,780	11.3	10
Ohio	3,550	9.8	16	3,854	11.5	15
Georgia	2,945	8.1	10	2,738	8.2	9
North Carolina	2,146	5.9	10	1,629	4.9	7
Alabama	1,763	4.8	6	1,692	5.1	5
Michigan	1,608	4.4	6	1,585	4.7	6
South Carolina	1,418	3.9	2	1,551	4.6	2
Utah	1,326	3.6	3	1,937	5.8	4
All Other States	8,350	23.0	50	7,106	21.4	46
Total	$36,399	100.0%	136	$33,371	100.0%	128

State	Lease Revenue for the six months ended June 30, 2022	% of Lease Revenue	Number of Leases for the six months ended June 30, 2022	Lease Revenue for the six months ended June 30, 2021	% of Lease Revenue	Number of Leases for the six months ended June 30, 2021
Texas	$10,524	14.6%	14	$7,431	10.9%	14
Florida	8,467	11.8	9	8,418	12.4	10
Pennsylvania	7,437	10.3	10	7,602	11.2	10
Ohio	7,137	9.9	16	7,615	11.2	15
Georgia	5,853	8.1	10	5,408	7.9	9
North Carolina	4,033	5.6	10	3,482	5.1	7
Alabama	3,319	4.6	6	3,277	4.8	5
Michigan	3,215	4.5	6	3,158	4.6	6
South Carolina	2,811	3.9	2	2,754	4.0	2
Utah	2,648	3.8	3	3,827	5.6	4
All Other States	16,486	22.9	50	15,075	22.3	46
	$71,930	100.0%	136	$68,047	100.0%	128

Our Adviser and Administrator

Our Adviser is led by a management team with extensive experience purchasing real estate and originating mortgage loans. Our Adviser and Gladstone Administration, LLC, a Delaware limited liability company (our “Administrator”) are controlled by Mr. David Gladstone, who is also our chairman and chief executive officer. Mr. Gladstone also serves as the chairman and chief executive officer of both our Adviser and Administrator, as well as president and chief investment officer of our Adviser. Mr. Terry Lee Brubaker, our vice chairman and chief operating officer, is also the vice chairman and chief operating officer of our Adviser and Administrator and assistant secretary of our Adviser. Mr. Arthur “Buzz” Cooper, our current sole president (as Mr. Bob Cutlip, our previous other co-president with Mr. Cooper, retired on June 30, 2022), also serves as executive vice president of commercial and industrial real estate of our Adviser. Our Administrator employs our chief financial officer, treasurer, chief compliance officer, general counsel and secretary, Michael LiCalsi (who also serves as our Administrator’s president, general counsel, and secretary, as well as executive vice president of administration of our Adviser) and their respective staffs.

Our Adviser and Administrator also provide investment advisory and administrative services, respectively, to certain of our affiliates, including, but not limited to, Gladstone Capital Corporation and Gladstone Investment Corporation, both publicly-traded business development companies, as well as Gladstone Land Corporation, a publicly-traded REIT that primarily invests in farmland. With the exception of Mr. Gary Gerson, our chief financial officer, Mr. Jay Beckhorn, our treasurer, and Mr. Cooper, all of our executive officers and all of our directors serve as either directors or executive officers, or both, of Gladstone Capital Corporation and Gladstone Investment Corporation. In addition, with the exception of Mr. Cooper and Mr. Gerson, all of our executive officers and all of our directors, serve as either directors or executive officers, or both, of Gladstone

Land Corporation. Mr. Cooper and Mr. Gerson do not put forth any material efforts in assisting affiliated companies. In the future, our Adviser may provide investment advisory services to other companies, both public and private.

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

Under the terms of the Advisory Agreement, we are responsible for all expenses incurred for our direct benefit. Examples of these expenses include legal, accounting, interest, directors’ and officers’ insurance, stock transfer services, stockholder-related fees, consulting and related fees. In addition, we are also responsible for all fees charged by third parties that are directly related to our business, which include real estate brokerage fees, mortgage placement fees, lease-up fees and transaction structuring fees (although we may be able to pass all or some of such fees on to our tenants and borrowers). Our entrance into the Advisory Agreement and each amendment thereto has been approved unanimously by our Board of Directors. Our Board of Directors reviews and considers renewing the agreement with our Adviser each July. During its July 2022 meeting, our Board of Directors reviewed and renewed the Advisory Agreement and Administration Agreement for an additional year, through August 31, 2023.

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

Incentive Fee

Pursuant to the Advisory Agreement, the calculation of the incentive fee rewards the Adviser in circumstances where our quarterly Core FFO (defined at the end of this paragraph), before giving effect to any incentive fee, or pre-incentive fee Core FFO, exceeds 2.0% quarterly, or 8.0% annualized, of adjusted total stockholders’ equity (after giving effect to the base management fee but before giving effect to the incentive fee). We refer to this as the hurdle rate. The Adviser will receive 15.0% of the amount of our pre-incentive fee Core FFO that exceeds the hurdle rate. However, in no event shall the incentive fee for a particular quarter exceed by 15.0% (the cap) the average quarterly incentive fee paid by us for the previous four quarters (excluding quarters for which no incentive fee was paid). Core FFO (as defined in the Advisory Agreement) is GAAP net income (loss) available to common stockholders, excluding the incentive fee, depreciation and amortization, any realized and unrealized gains, losses or other non-cash items recorded in net income (loss) available to common stockholders for the period, and one-time events pursuant to changes in GAAP. The Incentive Fee is used by the Adviser primarily for performance-based compensation related to certain of its employees.

Capital Gain Fee

Under the Advisory Agreement, we will pay to the Adviser a capital gain-based incentive fee that will be calculated and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement). In determining the capital gain fee, we will calculate aggregate realized capital gains and aggregate realized capital losses for the applicable time period. For this purpose, aggregate realized capital gains and losses, if any, equals the realized gain or loss calculated by the difference between the sales price of the property, less any costs to sell the property and the current gross value of the property (equal to the property’s original acquisition price plus any subsequent non-reimbursed capital improvements) of the disposed property. At the end of the fiscal year, if this number is positive, then the capital gain fee payable for such time period shall equal 15.0% of such amount. No capital gain fee was recognized during the three and six months ended June 30, 2022 or 2021.

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

Significant Accounting Policies and Estimates

The preparation of our financial statements in accordance with GAAP requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021, filed by us with the U.S. Securities and Exchange Commission (the “SEC”) on February 15, 2022 (our “2021 Form 10-K”). There were no material changes to our critical accounting policies or estimates during the six months ended June 30, 2022.

Results of Operations

The weighted average yield on our total portfolio, which was 7.6% and 8.0% as of June 30, 2022 and 2021, respectively, is calculated by taking the annualized straight-line rents plus operating expense recoveries, reflected as lease revenue on our condensed consolidated statements of operations and other comprehensive income, less property operating expenses, of each acquisition since inception, as a percentage of the acquisition cost plus subsequent capital improvements. The weighted average yield does not account for the interest expense incurred on the mortgages placed on our properties.

A comparison of our operating results for the three and six months ended June 30, 2022 and 2021 is below (dollars in thousands, except per share amounts):

	For the three months ended June 30,
	2022	2021	$ Change	% Change
Operating revenues
Lease revenue	$36,399	$33,371	$3,028	9.1%
Total operating revenues	$36,399	$33,371	$3,028	9.1%
Operating expenses
Depreciation and amortization	$15,219	$14,191	$1,028	7.2%
Property operating expenses	6,959	6,910	49	0.7%
Base management fee	1,577	1,452	125	8.6%
Incentive fee	1,339	1,039	300	28.9%
Administration fee	399	338	61	18.0%
General and administrative	958	1,073	(115)	(10.7)%
Impairment charge	1,374	—	1,374	100.0%
Total operating expense before incentive fee waiver	$27,825	$25,003	$2,822	11.3%
Incentive fee waiver	—	(16)	16	(100.0)%
Total operating expenses	$27,825	$24,987	$2,838	11.4%
Other (expense) income
Interest expense	$(7,121)	$(6,486)	$(635)	9.8%
Other income	119	223	(104)	(46.6)%
Total other expense, net	$(7,002)	$(6,263)	$(739)	11.8%
Net income	$1,572	$2,121	$(549)	(25.9)%
Distributions attributable to Series D, E, F, and G preferred stock	(2,967)	(2,856)	(111)	3.9%
Series D Preferred Stock offering costs write off	—	(2,141)	2,141	(100.0)%
Distributions attributable to senior common stock	(114)	(177)	63	(35.6)%
Net loss attributable to common stockholders and Non-controlling OP Unitholders	$(1,509)	$(3,053)	$1,544	(50.6)%
Net loss attributable to common stockholders and Non-controlling OP Unitholders per weighted average share and unit - basic & diluted	$(0.04)	$(0.08)	$0.04	(50.0)%
FFO available to common stockholders and Non-controlling OP Unitholders - basic (1)	$15,084	$11,138	$3,946	35.4%
FFO available to common stockholders and Non-controlling OP Unitholders - diluted (1)	$15,198	$11,315	$3,883	34.3%
FFO available to common stockholders and Non-controlling OP Unitholders - diluted, as adjusted for comparability (1)	$15,198	$13,456	$1,742	12.9%
FFO per weighted average share of common stock and Non-controlling OP Units - basic (1)	$0.39	$0.30	$0.09	30.0%
FFO per weighted average share of common stock and Non-controlling OP Units - diluted (1)	$0.39	$0.30	$0.09	30.0%
FFO per weighted average share of common stock and Non-controlling OP Units - diluted, as adjusted for comparability (1)	$0.39	$0.36	$0.03	8.3%
(1)Refer to the “Funds from Operations” section below within the Management’s Discussion and Analysis section for the definition of FFO and FFO adjusted for comparability.

	For the six months ended June 30,
	2022	2021	$ Change	% Change
Operating revenues
Lease revenue	$71,930	$68,047	$3,883	5.7%
Total operating revenues	$71,930	$68,047	$3,883	5.7%
Operating expenses
Depreciation and amortization	$29,907	$30,901	$(994)	(3.2)%
Property operating expenses	13,582	13,471	111	0.8%
Base management fee	3,124	2,896	228	7.9%
Incentive fee	2,679	2,274	405	17.8%
Administration fee	861	634	227	35.8%
General and administrative	1,955	1,729	226	13.1%
Impairment charge	1,374	—	1,374	100.0%
Total operating expense before incentive fee waiver	$53,482	$51,905	$1,577	3.0%
Incentive fee waiver	—	(16)	16	(100.0)%
Total operating expenses	$53,482	$51,889	$1,593	3.1%
Other (expense) income
Interest expense	$(13,706)	$(13,650)	$(56)	0.4%
Loss on sale of real estate, net	—	(882)	882	(100.0)%
Other income	223	534	(311)	(58.2)%
Total other expense, net	$(13,483)	$(13,998)	$515	(3.7)%
Net income	$4,965	$2,160	$2,805	129.9%
Distributions attributable to Series D, E, F, and G preferred stock	(5,913)	(5,703)	(210)	3.7%
Series D preferred stock offering costs write off	—	(2,141)	2,141	(100.0)%
Distributions attributable to senior common stock	(230)	(364)	134	(36.8)%
Loss on extinguishment of Series F preferred stock	(5)	—	(5)	100.0%
Net loss attributable to common stockholders and Non-controlling OP Unitholders	$(1,183)	$(6,048)	$4,865	(80.4)%
Net loss attributable to common stockholders and Non-controlling OP Unitholders per weighted average share and unit - basic & diluted	$(0.03)	$(0.17)	$0.14	(82.4)%
FFO available to common stockholders and Non-controlling OP Unitholders - basic (1)	$30,098	$25,735	$4,363	17.0%
FFO available to common stockholders and Non-controlling OP Unitholders - diluted (1)	$30,328	$26,099	$4,229	16.2%
FFO available to common stockholders and Non-controlling OP Unitholders - diluted, as adjusted for comparability (1)	$30,328	$28,240	$2,088	7.4%
FFO per weighted average share of common stock and Non-controlling OP Unit - basic (1)	$0.78	$0.71	$0.07	9.9%
FFO per weighted average share of common stock and Non-controlling OP Unit - diluted (1)	$0.78	$0.71	$0.07	9.9%
FFO per weighted average share of common stock and Non-controlling OP Unit - diluted, as adjusted for comparability (1)	$0.78	$0.76	$0.02	2.6%
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

Operating Revenues

	For the three months ended June 30,
	(Dollars in Thousands)
Lease Revenues	2022	2021	$ Change	% Change
Same Store Properties	$28,742	$28,460	$282	1.0%
Acquired & Disposed Properties	3,475	1,444	2,031	140.7%
Properties with Vacancy	4,182	3,467	715	20.6%
	$36,399	$33,371	$3,028	9.1%

	For the six months ended June 30,
	(Dollars in Thousands)
Lease Revenues	2022	2021	$ Change	% Change
Same Store Properties	$57,124	$57,729	$(605)	(1.0)%
Acquired & Disposed Properties	6,193	2,866	3,327	116.1%
Properties with Vacancy	8,613	7,452	1,161	15.6%
	$71,930	$68,047	$3,883	5.7%

Lease revenues consist of rental income and operating expense recoveries earned from our tenants. Lease revenues from same store properties increased for the three months ended June 30, 2022, primarily due to accelerated rent recognized during the three months ended June 30, 2022 from one tenant that terminated their lease early. Lease revenues from same store properties decreased for the six months ended June 30, 2022, primarily due to accelerated rent recognized during the six months ended June 30, 2021 from two tenants that terminated their leases early, partially offset by increased rent from lease amendments executed subsequent to June 30, 2021. We fully re-leased the space from the two terminations with no downtime. Lease revenues increased for acquired and disposed of properties for the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021, because we acquired 16 properties subsequent to June 30, 2021. This increase was partially offset by a loss of lease revenues from one property we sold subsequent to June 30, 2021. Lease revenues increased for our properties with vacancy for the three and six months ended June 30, 2022 due to vacant space being leased.

Operating Expenses

Depreciation and amortization expense increased for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, due to an increase in depreciation and amortization expense on the 16 properties acquired subsequent to June 30, 2021. Depreciation and amortization expense decreased for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, primarily due to accelerated depreciation and amortization related to two tenants with early lease terminations during the six months ended June 30, 2021, partially offset by an increase in depreciation and amortization expense on the 16 properties we acquired subsequent to June 30, 2021.

	For the three months ended June 30,
	(Dollars in Thousands)
Property Operating Expenses	2022	2021	$ Change	% Change
Same Store Properties	$4,344	$4,349	$(5)	(0.1)%
Acquired & Disposed Properties	436	235	201	85.5%
Properties with Vacancy	2,179	2,326	(147)	(6.3)%
	$6,959	$6,910	$49	0.7%

	For the six months ended June 30,
	(Dollars in Thousands)
Property Operating Expenses	2022	2021	$ Change	% Change
Same Store Properties	$8,622	$8,482	$140	1.7%
Acquired & Disposed Properties	629	560	69	12.3%
Properties with Vacancy	4,331	4,429	(98)	(2.2)%
	$13,582	$13,471	$111	0.8%

Property operating expenses consist of franchise taxes, property management fees, insurance, ground lease payments, property maintenance and repair expenses paid on behalf of certain of our properties. The decrease in property operating expenses for same store properties for the three months ended June 30, 2022, from the comparable 2021 period, is a result of reduced real estate tax expense during the period, partially offset by general cost increases due to the inflationary environment during the three months ended June 30, 2022. The increase in property operating expenses for same store properties for the six months ended June 30, 2022, from the comparable 2021 period, is a result of general cost increases due to the inflationary environment during the six months ended June 30, 2022. The increase in property operating expenses for acquired and disposed of properties for the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021, is primarily a result of our 16 property acquisitions subsequent to June 30, 2021, partially offset by the sale of one property subsequent to June 30, 2021. The decrease in property operating expenses for properties with vacancy for the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021, is a result of reduced real estate tax expense during the period, partially offset by general cost increases due to the inflationary environment during the three and six months ended June 30, 2022.

The base management fee paid to the Adviser increased for the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021, due to an increase in Gross Tangible Real Estate over the three and six months ended June 30, 2022 as compared to the increase in Gross Tangible Real Estate during the three and six months ended June 30, 2021. The calculation of the base management fee is described in detail above in “Advisory and Administration Agreements.”

The incentive fee paid to the Adviser increased for the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021, due to a higher pre-incentive fee Core FFO. The increase in Core FFO is a result of an increase in operating revenues. The calculation of the incentive fee is described in detail above in “Advisory and Administration Agreements.”

The administration fee paid to the Administrator increased for the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021, due to our Administrator incurring greater costs that are allocated to us. The calculation of the administration fee is described in detail above in “Advisory and Administration Agreements.”

General and administrative expenses decreased for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, primarily as a result of a decrease in legal costs. General and administrative expenses increased for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, primarily as a result of an increase in accounting fees and shareholder related expenses, partially offset by a decrease in legal costs.

Other Income and Expenses

Interest expense increased for the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021. This increase was primarily a result of increased interest costs on variable rate debt, as global interest rates have increased to counteract growing inflation.

We did not sell any properties during the six months ended June 30, 2022, and as a result, incurred no gain or loss. Loss on sale of real estate, net, for the three and six months ended June 30, 2021, is attributable to two non-core office assets located in Rancho Cordova, California and Champaign, Illinois, being sold during the period.

Other income decreased for the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021, primarily due to a cancelled sale fee we earned during the three and six months ended June 30, 2021.

Net Loss Attributable to Common Stockholders and Non-controlling OP Unitholders

Net loss attributable to common stockholders and Non-controlling OP Unitholders decreased for the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021, primarily due to the increase in operating revenues due to asset acquisition activity during and subsequent to June 30, 2021, partially offset by an increase in interest expense due to higher borrowing costs on variable rate debt due to global interest rate expansion.

Liquidity and Capital Resources

Overview

Our sources of liquidity include cash flows from operations, cash and cash equivalents, borrowings under our Credit Facility and issuing additional equity securities. Our available liquidity as of June 30, 2022, was $29.1 million, consisting of approximately $10.7 million in cash and cash equivalents and available borrowing capacity of $18.4 million under our Credit Facility. Our available borrowing capacity under the Credit Facility increased to $34.6 million as of August 1, 2022.

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

Equity Capital

During the six months ended June 30, 2022, we raised net proceeds of $31.7 million of common equity under our Common Stock ATM Program at a net weighted average per share price of $20.84. We used these proceeds to fund acquisitions, pay down outstanding debt and for other general corporate purposes. We did not sell any of our Series E Preferred Stock under our Series E Preferred Stock Sales Agreement during the six months ended June 30, 2022. We raised net proceeds of $2.9 million from sales of our Series F Preferred Stock during the six months ended June 30, 2022.

As of August 1, 2022, we had the ability to raise up to $650.7 million of additional equity capital through the sale and issuance of securities that are registered under the 2020 Universal Shelf, in one or more future public offerings. Of the $650.7 million of available capacity under our 2020 Universal Shelf, approximately $28.0 million is reserved for additional sales under our Common Stock ATM Program, and approximately $622.2 million is reserved for the sale of our Series F Preferred Stock as of August 1, 2022. We expect to continue to use our Common Stock ATM Program as a source of liquidity for the remainder of 2022.

Debt Capital

As of June 30, 2022, we had 54 mortgage notes payable in the aggregate principal amount of $465.8 million, collateralized by a total of 70 properties with a remaining weighted average maturity of 3.7 years. The weighted-average interest rate on the mortgage notes payable as of June 30, 2022 was 4.18%.

We continue to see banks and non-bank lenders willing to issue mortgages. Consequently, we are focused on obtaining mortgages through regional banks, non-bank lenders and the CMBS market.

As of June 30, 2022, we had mortgage debt in the aggregate principal amount of $72.9 million payable during the remainder of 2022 and $83.6 million payable during 2023. The 2022 principal amount payable includes both amortizing principal payments and six balloon principal payments due during the remaining six months of 2022. We anticipate being able to refinance our mortgages that come due during 2022 and 2023 with a combination of new mortgage debt, availability under our Credit Facility and the issuance of additional equity securities. In addition, we have raised substantial equity under our at-the-market programs and plan to continue to use these programs.

Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2022, was $34.6 million, as compared to net cash provided by operating activities of $34.4 million for the six months ended June 30, 2021. This change was primarily a result of an increase in operating revenues from our 16 property acquisitions completed subsequent to June 30, 2021, partially offset by an increase in interest expense due to higher interest rates on variable rate debt. The majority of cash from operating activities is generated from the lease revenues that we receive from our tenants. We utilize this cash to fund our property-level operating expenses and use the excess cash primarily for debt and interest payments on our mortgage notes payable, interest payments on our Credit Facility, distributions to our stockholders, management fees to our Adviser, Administration fees to our Administrator and other entity-level operating expenses.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2022, was $57.8 million, which primarily consisted of seven property acquisitions, coupled with capital improvements performed at certain of our properties. Net cash used in investing activities during the six months ended June 30, 2021, was $17.1 million, which primarily consisted of two property acquisitions, coupled with capital improvements performed at certain of our properties, partially offset by proceeds from the sale of two properties.

Financing Activities

Net cash provided in financing activities during the six months ended June 30, 2022, was $25.3 million, which primarily consisted of the issuance of $35.3 million of common and preferred equity, partially offset by the repayment of $22.0 million of outstanding mortgage debt, and distributions paid to common, senior common and preferred shareholders. Net cash used in financing activities for the six months ended June 30, 2021, was $14.1 million, which primarily consisted of $10.9 million of mortgage principal repayments, and distributions paid to common, senior common and preferred shareholders, partially offset by $5.5 million in new mortgage borrowings coupled with the issuance of $120.8 million of equity.

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

On February 11, 2021, we added Term Loan B, a new $65.0 million term loan component to our Credit Facility. Term Loan B has a maturity date of February 11, 2026 and a LIBOR floor of 25 basis points plus a spread ranging from 140 to 225 basis points depending on our leverage. We entered into multiple interest rate cap agreements on Term Loan B, which cap LIBOR from 1.50% to 1.75%. We incurred fees of approximately $0.5 million in connection with issuing Term Loan B. As of June 30, 2022, there was $65.0 million outstanding under Term Loan B, and we used all net proceeds to repay all outstanding borrowings on the Revolver.

As of June 30, 2022, there was $272.0 million outstanding under our Credit Facility at a weighted average interest rate of approximately 3.68% and $19.5 million outstanding under letters of credit at a weighted average interest rate of 1.90%. As of August 1, 2022, the maximum additional amount we could draw under the Credit Facility was $34.6 million. We were in compliance with all covenants under the Credit Facility as of June 30, 2022.

For discussion on the impact COVID-19 has had on our liquidity and capital resources, refer to the Impact of COVID-19 on Our Business section under Business Environment.

Contractual Obligations

The following table reflects our material contractual obligations as of June 30, 2022 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt Obligations (1)	$737,777	$155,582	$299,510	$162,069	$120,616
Interest on Debt Obligations (2)	84,289	26,104	33,723	16,188	8,274
Operating Lease Obligations (3)	9,029	491	986	996	6,556
Purchase Obligations (4)	8,081	4,310	3,771	—	—
	$839,176	$186,487	$337,990	$179,253	$135,446
(1)Debt obligations represent borrowings under our Revolver, which represents $47.0 million of the debt obligation due in 2023, our Term Loan A, which represents $160.0 million of the debt obligation due in 2024, our Term Loan B, which represents $65.0 million of the debt obligation due in 2026 and mortgage notes payable that were outstanding as of June 30, 2022. This figure does not include $(0.1) million of premiums and (discounts), net and $3.7 million of deferred financing costs, net, which are reflected in mortgage notes payable, net and borrowings under Term Loan, net on the condensed consolidated balance sheets.
(2)Interest on debt obligations includes estimated interest on borrowings under our Revolver and Term Loan and mortgage notes payable. The balance and interest rate on our Revolver and Term Loan A and Term Loan B is variable; thus, the interest payment obligation calculated for purposes of this table was based upon rates and balances as of June 30, 2022.
(3)Operating lease obligations represent the ground lease payments due on four of our properties.
(4)Purchase obligations consist of tenant and capital improvements at 11 of our properties.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of June 30, 2022.

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

The following table provides a reconciliation of our FFO available to common stockholders for the three and six months ended June 30, 2022 and 2021, respectively, to the most directly comparable GAAP measure, net income available to common stockholders, and a computation of basic and diluted FFO per weighted average share of common stock:

	For the three months ended June 30,		For the six months ended June 30,
	(Dollars in Thousands, Except for Per Share Amounts)		(Dollars in Thousands, Except for Per Share Amounts)
	2022	2021	2022	2021
Calculation of basic FFO per share of common stock and Non-controlling OP Unit
Net income	$1,572	$2,121	$4,965	$2,160
Less: Distributions attributable to preferred and senior common stock	(3,081)	(3,033)	(6,143)	(6,067)
Less: Series D preferred stock offering costs write off	—	(2,141)	—	(2,141)
Less: Loss on extinguishment of Series F preferred stock	—	—	(5)	—
Net income (loss) available (attributable) to common stockholders and Non-controlling OP Unitholders	$(1,509)	$(3,053)	$(1,183)	$(6,048)
Adjustments:
Add: Real estate depreciation and amortization	$15,219	$14,191	$29,907	$30,901
Add: Impairment charge	1,374	—	1,374	—
Add: Loss on sale of real estate, net	—	—	—	882
FFO available to common stockholders and Non-controlling OP Unitholders - basic	$15,084	$11,138	$30,098	$25,735
Weighted average common shares outstanding - basic	38,745,751	36,394,767	38,326,531	36,056,317
Weighted average Non-controlling OP Units outstanding	256,994	256,994	256,994	377,975
Total common shares and Non-controlling OP Units	39,002,745	36,651,761	38,583,525	36,434,292
Basic FFO per weighted average share of common stock and Non-controlling OP Unit	$0.39	$0.30	$0.78	$0.71
Calculation of diluted FFO per share of common stock and Non-controlling OP Unit
Net income	$1,572	$2,121	$4,965	$2,160
Less: Distributions attributable to preferred and senior common stock	(3,081)	(3,033)	(6,143)	(6,067)
Less: Series D preferred stock offering costs write off	—	(2,141)	—	(2,141)
Less: Loss on extinguishment of Series F preferred stock	—	—	(5)	—
Net income (loss) available (attributable) to common stockholders and Non-controlling OP Unitholders	$(1,509)	$(3,053)	$(1,183)	$(6,048)
Adjustments:
Add: Real estate depreciation and amortization	$15,219	$14,191	$29,907	$30,901
Add: Impairment charge	1,374	—	1,374	—
Add: Income impact of assumed conversion of senior common stock	114	177	230	364
Add: Loss on sale of real estate, net	—	—	—	882
FFO available to common stockholders and Non-controlling OP Unitholders plus assumed conversions	$15,198	$11,315	$30,328	$26,099
Weighted average common shares outstanding - basic	38,745,751	36,394,767	38,326,531	36,056,317
Weighted average Non-controlling OP Units outstanding	256,994	256,994	256,994	377,975
Effect of convertible senior common stock	363,246	558,038	363,246	558,038
Weighted average common shares and Non-controlling OP Units outstanding - diluted	39,365,991	37,209,799	38,946,771	36,992,330
Diluted FFO per weighted average share of common stock and Non-controlling OP Unit	$0.39	$0.30	$0.78	$0.71
Calculation of diluted FFO per share of common stock and Non-controlling OP Unit, as adjusted for comparability
FFO available to common stockholders and Non-controlling OP Unitholders plus assumed conversions	$15,198	$11,315	$30,328	$26,099
Add: Series D preferred stock offering costs write off	—	2,141	—	2,141
FFO available to common stockholders and Non-controlling OP Unitholders plus assumed conversions, as adjusted for comparability	$15,198	$13,456	$30,328	$28,240
Weighted average common shares and Non-controlling OP Units outstanding - diluted	39,365,991	37,209,799	38,946,771	36,992,330
Diluted FFO per weighted average share of common stock and Non-controlling OP Unit, as adjusted for comparability	$0.39	$0.36	$0.78	$0.76
Distributions declared per share of common stock and Non-controlling OP Unit	$0.37620	$0.37545	$0.75240	$0.75090

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

To illustrate the potential impact of changes in interest rates on our net income for the six months ended June 30, 2022, we have performed the following analysis, which assumes that our condensed consolidated balance sheets remain constant and that no further actions beyond a minimum interest rate or escalation rate are taken to alter our existing interest rate sensitivity.

The following table summarizes the annual impact of a 1%, 2% and 3% increase, and a 1% decrease in the one month LIBOR as of June 30, 2022. As of June 30, 2022, our effective average LIBOR was 1.79%. Given that a 2% or 3% decrease in LIBOR would result in a negative rate, the impact of this fluctuation is not presented below (dollars in thousands).

Interest Rate Change	(Decrease) increase to Interest Expense	Net increase (decrease) to Net Income
1% Decrease to LIBOR	$(3,067)	$3,067
1% Increase to LIBOR	1,928	(1,928)
2% Increase to LIBOR	2,627	(2,627)
3% Increase to LIBOR	3,327	(3,327)

As of June 30, 2022, the fair value of our mortgage debt outstanding was $441.5 million. Interest rate fluctuations may affect the fair value of our debt instruments. If interest rates on our debt instruments, using rates at June 30, 2022, had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased by $12.3 million and $13.1 million, respectively.

The amount outstanding under the Credit Facility approximates fair value as of June 30, 2022.

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

a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2022, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of June 30, 2022 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

4.5	Form of Indenture, incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-3 (File No. 333-236143), filed January 29, 2020.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Estimated Value Methodology for Series F Cumulative Redeemable Preferred Stock and Senior Common Stock as of June 30, 2022.
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF***	XBRL Definition Linkbase
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
***	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2022 and 2021, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021 and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gladstone Commercial Corporation

Date:	August 1, 2022	By:	/s/ Gary Gerson
Gary Gerson
Chief Financial Officer

Date:	August 1, 2022	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors