Form 10-Q
period 2022-09-30
GLADSTONE COMMERCIAL CORP
filed 2022-11-07
CIK 1234006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of November 7, 2022 was 39,607,009.

GLADSTONE COMMERCIAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED
September 30, 2022

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Gladstone Commercial Corporation
Condensed Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Real estate, at cost	$1,279,455	$1,225,258
Less: accumulated depreciation	284,802	266,672
Total real estate, net	994,653	958,586
Lease intangibles, net	112,993	114,494
Real estate and related assets held for sale	11,434	—
Cash and cash equivalents	13,540	7,956
Restricted cash	4,146	5,222
Funds held in escrow	9,464	7,304
Right-of-use assets from operating leases	5,189	5,361
Deferred rent receivable, net	38,935	39,066
Other assets	19,314	5,363
TOTAL ASSETS	$1,209,668	$1,143,352
LIABILITIES, MEZZANINE EQUITY AND EQUITY
LIABILITIES
Mortgage notes payable, net (1)	$367,618	$449,944
Borrowings under Revolver	7,750	33,550
Borrowings under Term Loan A, Term Loan B and Term Loan C, net	366,395	224,032
Deferred rent liability, net	40,701	26,770
Operating lease liabilities	5,360	5,509
Asset retirement obligation	4,501	3,769
Accounts payable and accrued expenses	10,904	6,736
Liabilities related to assets held for sale	16	—
Due to Adviser and Administrator (1)	3,704	3,431
Other liabilities	15,072	16,788
TOTAL LIABILITIES	$822,021	$770,529
Commitments and contingencies (2)
MEZZANINE EQUITY
Series E and G redeemable preferred stock, net, par value $0.001 per share; $25 per share liquidation preference; 10,760,000 shares authorized; and 7,061,448 and 7,061,448 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively (3)	$170,261	$170,261
TOTAL MEZZANINE EQUITY	$170,261	$170,261
EQUITY
Senior common stock, par value $0.001 per share; 950,000 shares authorized; and 431,064 and 600,061 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively (3)	$1	$1
Common stock, par value $0.001 per share, 62,292,200 and 62,290,000 shares authorized; and 39,607,009 and 37,473,587 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively (3)	39	37
Series F redeemable preferred stock, par value $0.001 per share; $25 per share liquidation preference; 25,997,800 and 26,000,000 shares authorized and 597,616 and 422,920 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively (3)	1	—
Additional paid in capital	717,098	671,134
Accumulated other comprehensive income	12,366	(1,346)
Distributions in excess of accumulated earnings	(514,057)	(468,523)
TOTAL STOCKHOLDERS' EQUITY	$215,448	$201,303
OP Units held by Non-controlling OP Unitholders (3)	1,938	1,259
TOTAL EQUITY	$217,386	$202,562
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$1,209,668	$1,143,352
(1)Refer to Note 2 “Related-Party Transactions”
(2)Refer to Note 7 “Commitments and Contingencies”
(3)Refer to Note 8 “Equity and Mezzanine Equity”

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation
Condensed Consolidated Statements of Operations and Comprehensive Income
(Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Operating revenues
Lease revenue	$39,834	$34,334	$111,764	$102,381
Total operating revenues	$39,834	$34,334	$111,764	$102,381
Operating expenses
Depreciation and amortization	$15,764	$14,760	$45,672	$45,661
Property operating expenses	6,536	6,807	20,118	20,278
Base management fee (1)	1,603	1,472	4,727	4,369
Incentive fee (1)	1,513	1,266	4,193	3,540
Administration fee (1)	481	382	1,342	1,016
General and administrative	833	811	2,788	2,540
Impairment charge	10,718	—	12,092	—
Total operating expense before incentive fee waiver	$37,448	$25,498	$90,932	$77,404
Incentive fee waiver (1)	—	—	—	(16)
Total operating expenses	$37,448	$25,498	$90,932	$77,388
Other income (expense)
Interest expense	$(9,107)	$(6,688)	$(22,813)	$(20,338)
Gain (loss) on sale of real estate, net	8,902	—	8,902	(882)
Other income	316	2,350	538	2,884
Total other income (expense), net	$111	$(4,338)	$(13,373)	$(18,336)
Net income	$2,497	$4,498	$7,459	$6,657
Net loss (income) attributable (available) to OP Units held by Non-controlling OP Unitholders	4	(21)	12	42
Net income attributable to the Company	$2,501	$4,477	$7,471	$6,699
Distributions attributable to Series D, E, F, and G preferred stock	(2,987)	(2,868)	(8,900)	(8,571)
Series D preferred stock offering costs write off	—	—	—	(2,141)
Distributions attributable to senior common stock	(114)	(170)	(344)	(534)
Loss on extinguishment of Series F preferred stock	—	—	(5)	—
Net (loss) income (attributable) available to common stockholders	$(600)	$1,439	$(1,778)	$(4,547)
(Loss) income per weighted average share of common stock - basic & diluted
(Loss) income (attributable) available to common shareholders	$(0.02)	$0.04	$(0.05)	$(0.13)
Weighted average shares of common stock outstanding
Basic and Diluted	39,504,734	36,768,779	38,723,581	36,296,414
Earnings per weighted average share of senior common stock	$0.26	$0.26	$0.78	$0.78
Weighted average shares of senior common stock outstanding - basic	431,064	642,742	438,556	680,878
Comprehensive income
Change in unrealized gain related to interest rate hedging instruments, net	$6,790	$421	$13,660	$2,125
Other Comprehensive gain	6,790	421	13,660	2,125
Net income	$2,497	$4,498	$7,459	$6,657
Comprehensive income	$9,287	$4,919	$21,119	$8,782
Comprehensive loss (income) attributable (available) to OP Units held by Non-controlling OP Unitholders	4	(21)	12	42
Total comprehensive income available to the Company	$9,291	$4,898	$21,131	$8,824

(1)Refer to Note 2 “Related-Party Transactions”
The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation
Condensed Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	For the nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$7,459	$6,657
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,672	45,661
Impairment charge	12,092	—
(Gain) loss on sale of real estate, net	(8,902)	882
Amortization of deferred financing costs	3,066	1,175
Amortization of deferred rent asset and liability, net	(2,483)	(2,702)
Amortization of discount and premium on assumed debt, net	36	40
Asset retirement obligation expense	68	78
Amortization of right-of-use asset from operating leases and operating lease liabilities, net	23	34
Operating changes in assets and liabilities
(Increase) decrease in other assets	(1,476)	114
Decrease in deferred rent receivable	(1,192)	(1,907)
Increase in accounts payable and accrued expenses	3,388	4,071
Increase in amount due to Adviser and Administrator	273	228
Increase in other liabilities	598	1,016
Tenant inducement payments	—	(20)
Leasing commissions paid	(1,724)	(1,634)
Net cash provided by operating activities	$56,898	$53,693
Cash flows from investing activities:
Acquisition of real estate and related intangible assets	$(95,882)	$(45,879)
Improvements of existing real estate	(2,490)	(4,752)
Proceeds from sale of real estate	26,847	5,106
Receipts from lenders for funds held in escrow	3,529	1,948
Payments to lenders for funds held in escrow	(5,689)	(1,691)
Receipts from tenants for reserves	1,513	3,035
Payments to tenants from reserves	(3,106)	(3,223)
Deposits on future acquisitions	(258)	(500)
Net cash used in investing activities	$(75,536)	$(45,956)
Cash flows from financing activities:
Proceeds from issuance of equity	$45,232	$129,992
Offering costs paid	(895)	(4,304)
Redemption of Series F preferred stock	(55)	—
Redemption of Series D perpetual preferred stock	—	(87,739)
Borrowings under mortgage notes payable	56,313	5,500
Payments for deferred financing costs	(5,202)	(614)
Principal repayments on mortgage notes payable	(138,889)	(14,336)
Borrowings from revolving credit facility	87,250	19,100
Repayments on revolving credit facility	(113,050)	(70,900)
Borrowings on term loan	150,000	65,000
Repayments on term loan	(5,000)	—
Increase (decrease) in security deposits	464	83
Distributions paid for common, senior common, preferred stock and Non-controlling OP Unitholders	(53,022)	(50,393)
Net cash provided by (used in) financing activities	$23,146	$(8,611)
Net increase in cash, cash equivalents, and restricted cash	$4,508	$(874)
Cash, cash equivalents, and restricted cash at beginning of period	$13,178	$16,076
Cash, cash equivalents, and restricted cash at end of period	$17,686	$15,202

SUPPLEMENTAL AND NON-CASH INFORMATION
Tenant funded fixed asset improvements included in deferred rent liability, net	$16,668	$4,905
Acquisition of real estate and related intangible assets	$—	$300
Unrealized gain related to interest rate hedging instruments, net	$13,660	$2,125
Capital improvements and leasing commissions included in accounts payable and accrued expenses	$1,142	$539
Increase in asset retirement obligation assumed in acquisition	$718	$—
Non-controlling OP Units issued in connection with acquisition	$2,393	$—
Series D Preferred Stock offering cost write off	$—	$2,141
Dividends paid on Series F Preferred Stock via additional share issuances	$284	$—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (dollars in thousands):

	For the nine months ended September 30,
	2022	2021
Cash and cash equivalents	$13,540	$10,230
Restricted cash	4,146	4,972
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$17,686	$15,202

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

Interim Financial Information

Our interim financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and in accordance with Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. The year-end balance sheet data presented herein was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of our management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim period, have been included. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 15, 2022. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, including the impact of extraordinary events such as the coronavirus (“COVID-19”) pandemic, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Significant Accounting Policies

The preparation of our financial statements in accordance with GAAP requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1, “Organization, Basis of Presentation and Significant Accounting Policies,” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021. There were no material changes to our critical accounting policies during the three and nine months ended September 30, 2022.

2. Related-Party Transactions

Gladstone Management and Gladstone Administration

We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator, which collectively employ all of our personnel and pay their salaries, benefits, and other general expenses directly. Both our Adviser and Administrator are affiliates of ours, as their parent company is owned and controlled by Mr. David Gladstone, our chairman and chief executive officer. Two of our executive officers, Mr. Gladstone and Mr. Terry Lee Brubaker (our vice chairman and chief operating officer) serve as directors and executive officers of our Adviser and our Administrator. Our president, Mr. Arthur “Buzz” Cooper, is also executive vice president of commercial and industrial real estate of our Adviser. Mr. Michael LiCalsi, our general counsel and secretary, also serves as our Administrator’s president, general counsel and secretary, as well as executive vice president of administration of our Adviser. We have entered into an advisory agreement with our Adviser, as amended from time to time (the “Advisory Agreement”), and an administration agreement with our Administrator (the “Administration Agreement”). The services and fees under the Advisory Agreement and Administration Agreement are described below. As of September 30, 2022 and December 31, 2021, $3.7 million and $3.4 million, respectively, were collectively due to our Adviser and Administrator. Our entrance into the Advisory Agreement and each amendment thereto has been approved unanimously by our Board of Directors. Our Board of Directors reviews and considers renewing the agreements with our Adviser and Administrator each July. During their July 2022 meeting, our Board of Directors reviewed and renewed each of the Advisory Agreement and Administration Agreement for an additional year, through August 31, 2023.

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

For the three and nine months ended September 30, 2022, we recorded a base management fee of $1.6 million and $4.7 million, respectively. For the three and nine months ended September 30, 2021, we recorded a base management fee of $1.5 million and $4.4 million, respectively.

Incentive Fee

Pursuant to the Advisory Agreement, the calculation of the incentive fee rewards the Adviser in circumstances where our quarterly Core FFO (defined at the end of this paragraph), before giving effect to any incentive fee, or pre-incentive fee Core FFO, exceeds 2.0% quarterly, or 8.0% annualized, of adjusted total stockholders’ equity (after giving effect to the base management fee but before giving effect to the incentive fee). We refer to this as the hurdle rate. The Adviser will receive 15.0% of the amount of our pre-incentive fee Core FFO that exceeds the hurdle rate. However, in no event shall the incentive fee for a particular quarter exceed by 15.0% (the cap) the average quarterly incentive fee paid by us for the previous four quarters (excluding quarters for which no incentive fee was paid). Core FFO (as defined in the Advisory Agreement) is GAAP net (loss) income (attributable) available to common stockholders, excluding the incentive fee, depreciation and amortization, any realized and unrealized gains, losses or other non-cash items recorded in net (loss) income (attributable) available to common stockholders for the period, and one-time events pursuant to changes in GAAP. The Incentive Fee is used by the Adviser primarily for performance-based compensation related to certain of its employees.

For the three and nine months ended September 30, 2022, we recorded an incentive fee of $1.5 million and $4.2 million, respectively. For the three and nine months ended September 30, 2021, we recorded an incentive fee of $1.3 million and $3.5 million, respectively, partially offset by credits related to non-contractual, unconditional, and irrevocable waivers issued by the Advisor of $0 and $0.02 million, respectively. The Adviser did not waive any portion of the incentive fee for the three and nine months ended September 30, 2022.

Capital Gain Fee

Under the Advisory Agreement, we will pay to the Adviser a capital gain-based incentive fee that will be calculated and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement). In determining the capital gain fee, we will calculate aggregate realized capital gains and aggregate realized capital losses for the applicable time period.

For this purpose, aggregate realized capital gains and losses, if any, equals the realized gain or loss calculated by the difference between the sales price of the property, less any costs to sell the property and the current gross value of the property (equal to the property’s original acquisition price plus any subsequent non-reimbursed capital improvements) of the disposed property. At the end of the fiscal year, if this number is positive, then the capital gain fee payable for such time period shall equal 15.0% of such amount. No capital gain fee was recognized during the three and nine months ended September 30, 2022 or 2021.

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

Administration Agreement

Under the terms of the Administration Agreement, we pay separately for our allocable portion of the Administrator’s overhead expenses in performing its obligations to us including, but not limited to, rent and our allocable portion of the salaries and benefits expenses of our Administrator’s employees, including, but not limited to, our chief financial officer, treasurer, chief compliance officer, general counsel and secretary (who also serves as our Administrator’s president, general counsel and secretary), and their respective staffs. Our allocable portion of the Administrator’s expenses are generally derived by multiplying our Administrator’s total expenses by the approximate percentage of time the Administrator’s employees perform services for us in relation to their time spent performing services for all companies serviced by our Administrator under contractual agreements. We believe that the methodology of allocating the Administrator’s total expenses by approximate percentage of time services were performed among all companies serviced by our Administrator more closely approximates fees paid to actual services performed. For the three and nine months ended September 30, 2022, we recorded an administration fee of $0.5 million and $1.3 million, respectively. For the three and nine months ended September 30, 2021, we recorded an administration fee of $0.4 million and $1.0 million, respectively.

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

Mortgage Financing Arrangement Agreement

We entered into an agreement with Gladstone Securities, effective June 18, 2013, for it to act as our non-exclusive agent to assist us with arranging mortgage financing for properties we own. In connection with this engagement, Gladstone Securities will, from time to time, continue to solicit the interest of various commercial real estate lenders or recommend to us third party lenders offering credit products or packages that are responsive to our needs. We pay Gladstone Securities a financing fee in connection with the services it provides to us for securing mortgage financing on any of our properties. The amount of these financing fees, which are payable upon closing of the financing, are based on a percentage of the amount of the mortgage, generally ranging from 0.15% to a maximum of 1.00% of the mortgage obtained. The amount of the financing fees may be reduced or eliminated, as determined by us and Gladstone Securities, after taking into consideration various factors, including, but not limited to, the involvement of any third-party brokers and market conditions. We paid financing fees to Gladstone Securities of $0.1 million and $0.3 million during the three and nine months ended September 30, 2022, respectively, which are included in mortgage notes payable, net, in the condensed consolidated balance sheets, or 0.29% and 0.32%, respectively, of the mortgage principal secured. We paid financing fees to Gladstone Securities of $14,000 during the nine months ended September 30, 2021, which are included in mortgage notes payable, net, in the condensed consolidated balance sheets, or 0.25% of the mortgage principal secured. Our Board of Directors renewed the agreement for an additional year, through August 31, 2023, at its July 2022 meeting.

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

Under the Dealer Manager Agreement, Gladstone Securities, as dealer manager, will provide certain sales, promotional and marketing services to us in connection with the Offering, and we will pay Gladstone Securities (i) selling commissions of 6.0% of the gross proceeds from sales of Series F Preferred Stock in the Primary Offering (the “Selling Commissions”), and (ii) a dealer manager fee of 3.0% of the gross proceeds from sales of Series F Preferred Stock in the Primary Offering (the “Dealer Manager Fee”). No Selling Commissions or Dealer Manager Fee shall be paid with respect to shares sold pursuant to the DRIP. Gladstone Securities may, in its sole discretion, re-allow a portion of the Dealer Manager Fee to participating broker-dealers in support of the Offering. We paid fees of $0.1 million and $0.4 million to Gladstone Securities during the three and nine months ended September 30, 2022, respectively, in connection with the Offering. We paid fees of $0.4 million and $0.5 million to Gladstone Securities during the three and nine months ended September 30, 2021, respectively, in connection with the Offering.

3. (Loss) Earnings Per Share of Common Stock

The following tables set forth the computation of basic and diluted (loss) earnings per share of common stock for the three and nine months ended September 30, 2022 and 2021. The operating partnership units in the Operating Partnership (“OP Units”) held by holders who do not control the Operating Partnership (“Non-controlling OP Unitholders”) (which may be redeemed for shares of common stock) have been excluded from the diluted (loss) earnings per share calculations, as there would be no effect on the amounts since the Non-controlling OP Unitholders’ share of (loss) earnings would also be added back to net (loss) income. Net (loss) income figures are presented net of such non-controlling interests in the (loss) earnings per share calculation.

We computed basic (loss) earnings per share for the three and nine months ended September 30, 2022 and 2021 using the weighted average number of shares outstanding during the respective periods. Diluted (loss) earnings per share for the three and nine months ended September 30, 2022 and 2021 reflects additional shares of common stock related to our convertible senior common stock (the “Senior Common Stock”), if the effect of conversion would be dilutive, that would have been outstanding if such dilutive potential shares of common stock had been issued, as well as an adjustment to net (loss) income (attributable) available to common stockholders as applicable to common stockholders that would result from their assumed issuance (dollars in thousands, except per share amounts).

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Calculation of basic (loss) earnings per share of common stock:
Net (loss) income (attributable) available to common stockholders	$(600)	$1,439	$(1,778)	$(4,547)
Denominator for basic weighted average shares of common stock (1)	39,504,734	36,768,779	38,723,581	36,296,414
Basic (loss) earnings per share of common stock	$(0.02)	$0.04	$(0.05)	$(0.13)
Calculation of diluted (loss) earnings per share of common stock:
Net (loss) income (attributable) available to common stockholders	$(600)	$1,439	$(1,778)	$(4,547)
Net (loss) income (attributable) available to common stockholders plus assumed conversions (2)	$(600)	$1,439	$(1,778)	$(4,547)
Denominator for basic weighted average shares of common stock (1)	39,504,734	36,768,779	38,723,581	36,296,414
Effect of convertible Senior Common Stock (2)	—	—	—	—
Denominator for diluted weighted average shares of common stock (2)	39,504,734	36,768,779	38,723,581	36,296,414
Diluted (loss) earnings per share of common stock	$(0.02)	$0.04	$(0.05)	$(0.13)
(1)The weighted average number of OP Units held by Non-controlling OP Unitholders was 273,072 and 262,412 for the three and nine months ended September 30, 2022, respectively, and 256,994 and 337,205 for the three and nine months ended September 30, 2021, respectively.

(2)We excluded convertible shares of Senior Common Stock of 363,246 and 532,785 from the calculation of diluted earnings per share for the three and nine months ended September 30, 2022 and 2021, respectively, because they were anti-dilutive.

4. Real Estate and Intangible Assets

Real Estate

The following table sets forth the components of our investments in real estate as of September 30, 2022 and December 31, 2021, respectively, excluding real estate held for sale as of September 30, 2022 (dollars in thousands):

	September 30, 2022	December 31, 2021
Real estate:
Land (1)	$147,706	$149,773
Building and improvements	1,064,363	1,004,362
Tenant improvements	67,386	71,123
Accumulated depreciation	(284,802)	(266,672)
Real estate, net	$994,653	$958,586
(1)This amount includes $4,436 of land value subject to land lease agreements which we may purchase at our option for a nominal fee.

Real estate depreciation expense on building and tenant improvements was $11.0 million and $31.1 million for the three and nine months ended September 30, 2022, respectively. Real estate depreciation expense on building and tenant improvements was $9.8 million and $30.0 million for the three and nine months ended September 30, 2021, respectively.
Acquisitions

We acquired 11 industrial properties during the nine months ended September 30, 2022, and eight industrial properties during the nine months ended September 30, 2021. The acquisitions are summarized below (dollars in thousands):

Nine Months Ended		Aggregate Square Footage	Weighted Average Lease Term	Aggregate Purchase Price	Aggregate Capitalized Acquisition Costs
September 30, 2022	(1)	1,105,006	13.8 years	$98,276	$776
September 30, 2021	(2)	367,716	15.5 years	$46,225	$370
(1)On February 24, 2022, we acquired an 80,000 square foot property in Wilkesboro, North Carolina for $7.5 million. The property is fully leased to one tenant and had 12.7 years of remaining lease term at the time we acquired the property. On March 11, 2022, we acquired a 56,000 square foot property in Oklahoma City, Oklahoma for $6.0 million. The property is fully leased to one tenant and had 7.0 years of remaining lease term at the time we acquired the property. On May 4, 2022, we acquired a two-property, 260,719 square foot portfolio in Cleveland, Ohio and Fort Payne, Alabama for $19.5 million. The properties are fully leased to one tenant and had 11.4 years of remaining lease term at the time we acquired the properties. On May 12, 2022, we acquired a three-property, 345,584 square foot portfolio in Wilmington, North Carolina for $18.9 million. The properties are fully leased to one tenant and had 13.1 years of remaining lease term at the time we acquired the properties. On August 5, 2022, we acquired a two-property, 246,000 square foot portfolio in Bridgeton, New Jersey and Vineland, New Jersey for $32.7 million. The properties are fully leased to one tenant and had 15.1 years of remaining lease term at the time we acquired the properties. On September 16, 2022, we acquired a 67,328 square foot property in Jacksonville, Florida for $8.1 million. The property is fully leased to one tenant and had 20.0 years of remaining lease term at the time we acquired the property. On September 20, 2022, we acquired a 49,375 square foot property in Fort Payne, Alabama for $5.6 million. The property is fully leased to one tenant and had 14.8 years of remaining lease term at the time we acquired the property.
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

We determined the fair value of assets acquired and liabilities assumed related to the properties acquired during the nine months ended September 30, 2022 and 2021, respectively, as follows (dollars in thousands):

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
Acquired assets and liabilities	Purchase price		Purchase price
Land	$5,949		$4,116
Building	77,903		33,113
Tenant Improvements	1,468		860
In-place Leases	4,907		3,336
Leasing Costs	5,387		3,198
Customer Relationships	2,937		1,458
Above Market Leases	328	(1)	410	(1)
Below Market Leases	(603)	(2)	(266)
Total Purchase Price	$98,276		$46,225
(1)This amount includes $9 and $46 of loans receivable included in Other assets on the condensed consolidated balance sheets, respectively.
(2)This amount includes $32 of prepaid rent included in Other liabilities on the condensed consolidated balance sheets.

Future Lease Payments

Future operating lease payments from tenants under non-cancelable leases, excluding tenant reimbursement of expenses, for the three months ending December 31, 2022 and each of the five succeeding fiscal years and thereafter is as follows, excluding real estate held for sale as of September 30, 2022 (dollars in thousands):

Year	Tenant Lease Payments
Three Months Ending 2022	$30,721
2023	115,501
2024	110,495
2025	106,966
2026	99,570
2027	82,711
Thereafter	343,771

In accordance with the lease terms, substantially all operating expenses are required to be paid by the tenant directly, or reimbursed to us from the tenant; however, we would be required to pay operating expenses on the respective properties in the event the tenants fail to pay them.

Lease Revenue Reconciliation

The table below sets forth the allocation of lease revenue between fixed contractual payments and variable lease payments for the three and nine months ended September 30, 2022 and 2021, respectively (dollars in thousands):

	For the three months ended September 30,
	(Dollars in Thousands)
Lease revenue reconciliation	2022	2021	$ Change	% Change
Fixed lease payments	$35,752	$30,230	$5,522	18.3%
Variable lease payments	4,082	4,104	(22)	(0.5)%
	$39,834	$34,334	$5,500	16.0%

	For the nine months ended September 30,
	(Dollars in Thousands)
Lease revenue reconciliation	2022	2021	$ Change	% Change
Fixed lease payments	$98,961	$90,331	$8,630	9.6%
Variable lease payments	12,803	12,050	753	6.2%
	$111,764	$102,381	$9,383	9.2%

Intangible Assets

The following table summarizes the carrying value of intangible assets, liabilities and the accumulated amortization for each intangible asset and liability class as of September 30, 2022 and December 31, 2021, respectively, excluding real estate held for sale as of September 30, 2022 (dollars in thousands):

	September 30, 2022		December 31, 2021
	Lease Intangibles	Accumulated Amortization	Lease Intangibles	Accumulated Amortization
In-place leases	$105,827	$(63,850)	$105,891	$(62,604)
Leasing costs	84,802	(45,430)	81,487	(43,982)
Customer relationships	71,090	(39,446)	71,922	(38,220)
	$261,719	$(148,726)	$259,300	$(144,806)

	Deferred Rent Receivable/(Liability)	Accumulated (Amortization)/Accretion	Deferred Rent Receivable/(Liability)	Accumulated (Amortization)/Accretion
Above market leases	$15,371	$(11,707)	$15,538	$(11,520)
Below market leases and deferred revenue	(64,907)	24,206	(48,241)	21,471
f

Total amortization expense related to in-place leases, leasing costs and customer relationship lease intangible assets was $4.7 million and $14.5 million for the three and nine months ended September 30, 2022, respectively, and $5.0 million and $15.7 million for the three and nine months ended September 30, 2021, respectively, and is included in depreciation and amortization expense in the condensed consolidated statements of operations and comprehensive income.

Total amortization related to above-market lease values was $0.2 million and $0.6 million for the three and nine months ended September 30, 2022, respectively, and $0.2 million and $0.6 million for the three and nine months ended September 30, 2021, respectively, and is included in lease revenue in the condensed consolidated statements of operations and comprehensive income. Total amortization related to below-market lease values was $1.5 million and $3.1 million for the three and nine months ended September 30, 2022, respectively, and $0.9 million and $3.3 million for the three and nine months ended September 30, 2021, respectively, and is included in lease revenue in the condensed consolidated statements of operations and comprehensive income.

The weighted average amortization periods in years for the intangible assets acquired and liabilities assumed during the nine months ended September 30, 2022 and 2021, respectively, were as follows:

Intangible Assets & Liabilities	2022	2021
In-place leases	14.2	15.0
Leasing costs	14.2	15.0
Customer relationships	20.2	21.2
Above market leases	15.7	14.0
Below market leases	13.0	17.4
All intangible assets & liabilities	15.7	16.5

5. Real Estate Dispositions, Held for Sale and Impairment Charges

Real Estate Dispositions

During the nine months ended September 30, 2022, we continued to execute our capital recycling program, whereby we sold properties outside of our core markets and redeployed proceeds to either fund property acquisitions in our target, secondary growth markets, or repay outstanding debt. We expect to continue to execute our capital recycling plan and sell non-core properties as reasonable disposition opportunities become available, and use the sales proceeds to acquire properties in our target, secondary growth markets, or pay down outstanding debt. During the nine months ended September 30, 2022, we sold three non-core properties, located in Jupiter, Florida, Parsippany, New Jersey, and Boston Heights, Ohio.

Aggregate Square Footage Sold	Aggregate Sales Price	Aggregate Sales Costs	Aggregate Impairment Charge for the Nine Months Ended September 30, 2022	Aggregate Gain on Sale of Real Estate, net
145,111	$28,000	$1,153	$1,374	$8,902

Our dispositions during the nine months ended September 30, 2022 were not classified as discontinued operations because they did not represent a strategic shift in operations, nor will such dispositions have a major effect on our operations and financial results. Accordingly, the operating results of these properties are included within continuing operations for all periods reported.

The table below summarizes the components of operating income from the real estate and related assets disposed of during the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

	For the three months ended September 30,			For the nine months ended September 30,
	2022		2021	2022		2021
Operating revenue	$3,505		$730	$4,961		$2,442
Operating expense	51		442	2,215		1,506
Other income (expense), net	8,902	(1)	(36)	8,857	(1)	42
Income from real estate and related assets sold	$12,356		$252	$11,603		$978
(1)Includes an $8.9 million gain on sale of real estate, net, on three property sales.

Real Estate Held for Sale

At September 30, 2022, we had two properties classified as held for sale, located in Columbus, Ohio and Allen, Texas. We consider these assets to be non-core to our long term strategy. At December 31, 2021, we did not have any properties classified as held for sale.

The table below summarizes the components of the assets and liabilities held for sale at September 30, 2022 reflected on the accompanying condensed consolidated balance sheets (dollars in thousands):

September 30, 2022
Assets Held for Sale
Total real estate held for sale	$9,979
Lease intangibles, net	680
Deferred rent receivable, net	775
Total Assets Held for Sale	$11,434
Liabilities Held for Sale
Asset retirement obligation	$16
Total Liabilities Held for Sale	$16

Impairment Charges

We evaluated our portfolio for triggering events to determine if any of our held and used assets were impaired during the nine months ended September 30, 2022 and identified one held and used asset, located in Columbia, South Carolina, which was impaired by $10.7 million. In performing our impairment testing, the undiscounted cash flow for this asset was below the carrying value. We engaged a third party expert to determine the fair value for this asset, which was calculated using level 3 inputs. As part of their analysis, a sales comparison approach was used with the value per square foot range between $9.87 per square foot and $55.48 per square foot, with a weighted average of $30.72 per square foot. As a result, we recorded an impairment charge to the carrying value, to record this property at the appraised value of $4.5 million.

We evaluated our held for sale assets to determine if any of these assets were impaired during the nine months ended September 30, 2022, and identified one held for sale asset, located in Parsippany, New Jersey, which was impaired by $1.4 million. In performing our held for sale assessment, the carrying value of this asset was above the fair value, less costs of sale. As a result, we impaired this property to equal the fair market value less costs of sale. The property was sold during the nine months ended September 30, 2022.

We did not recognize an impairment charge during the nine months ended September 30, 2021.

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

6. Mortgage Notes Payable and Credit Facility

Our $125.0 million unsecured revolving credit facility (“Revolver”), $160.0 million term loan facility (“Term Loan A”), $60.0 million term loan facility (“Term Loan B”), and $150.0 million term loan facility (“Term Loan C”), are collectively referred to herein as the Credit Facility.

Our mortgage notes payable and Credit Facility as of September 30, 2022 and December 31, 2021 are summarized below (dollars in thousands):

	Encumbered properties at		Carrying Value at		Stated Interest Rates at		Scheduled Maturity Dates at
	September 30, 2022		September 30, 2022	December 31, 2021	September 30, 2022		September 30, 2022
Mortgage and other secured loans:
Fixed rate mortgage loans	50		$370,291	$436,530	(1)		(2)
Variable rate mortgage loans	—		—	16,338	N/A		(2)
Premiums and discounts, net	—		(94)	(130)	N/A		N/A
Deferred financing costs, mortgage loans, net	—		(2,579)	(2,794)	N/A		N/A
Total mortgage notes payable, net	50		$367,618	$449,944	(3)
Variable rate revolving credit facility	82	(6)	$7,750	$33,550	SOFR + 1.50%	(4)	8/18/2026
Total revolver	82		$7,750	$33,550
Variable rate term loan facility A	—	(6)	$160,000	$160,000	SOFR + 1.45%	(4)	8/18/2027
Variable rate term loan facility B	—	(6)	60,000	65,000	SOFR + 1.45%	(4)	2/11/2026
Variable rate term loan facility C	—	(6)	150,000	—	SOFR + 1.45%	(4)	2/18/2028
Deferred financing costs, term loan facility	—		(3,605)	(968)	N/A		N/A
Total term loan, net	N/A		$366,395	$224,032
Total mortgage notes payable and credit facility	132		$741,763	$707,526	(5)
(1)Interest rates on our fixed rate mortgage notes payable vary from 2.80% to 6.63%.
(2)We have 44 mortgage notes payable with maturity dates ranging from December 6, 2022 through August 1, 2037.
(3)The weighted average interest rate on the mortgage notes outstanding as of September 30, 2022 was approximately 4.19%.

(4)As of September 30, 2022, Secured Overnight Financing Rate (“SOFR”) was approximately 2.98%.
(5)The weighted average interest rate on all debt outstanding as of September 30, 2022 was approximately 4.31%.
(6)The amount we may draw under our Credit Facility is based on a percentage of the fair value of a combined pool of 82 unencumbered properties as of September 30, 2022.
N/A - Not Applicable

Mortgage Notes Payable

As of September 30, 2022, we had 44 mortgage notes payable, collateralized by a total of 50 properties with a net book value of $556.7 million. We have limited recourse liabilities that could result from any one or more of the following circumstances: a borrower voluntarily filing for bankruptcy, improper conveyance of a property, fraud or material misrepresentation, misapplication or misappropriation of rents, security deposits, insurance proceeds or condemnation proceeds, or physical waste or damage to the property resulting from a borrower’s gross negligence or willful misconduct. As of September 30, 2022, we did not have any mortgages subject to recourse. We will also indemnify lenders against claims resulting from the presence of hazardous substances or activity involving hazardous substances in violation of environmental laws on a property.

During the nine months ended September 30, 2022, we repaid 13 mortgages, collateralized by 27 properties, which is summarized in the table below (dollars in thousands):

.

Aggregate Fixed Rate Debt Repaid	Weighted Average Interest Rate on Fixed Rate Debt Repaid
$97,843	4.75%

Aggregate Variable Rate Debt Repaid	Weighted Average Interest Rate on Variable Rate Debt Repaid
$30,336	LIBOR/SOFR +	2.50%	(1)
(1)As of September 30, 2022, Secured Overnight Financing Rate (“SOFR”) was approximately 2.98%.

During the nine months ended September 30, 2022, we issued five mortgages, collateralized by 10 properties, which is summarized in the table below (dollars in thousands):

.

Aggregate Fixed Rate Debt Issued		Weighted Average Interest Rate on Fixed Rate Debt
$41,313	(1)	4.39%
(1)We issued $10.0 million of fixed rate debt with a maturity date of May 4, 2027, in connection with the two-property portfolio acquired on May 4, 2022. The interest rate is fixed at 4.00%. We issued $10.0 million of fixed rate debt with a maturity date of June 1, 2032, in connection with the three-property acquisition on May 12, 2022. The interest rate is fixed at 3.40%. We issued $16.9 million of fixed rate debt with a maturity date of August 1, 2027, in connection with the two-property acquisition on August 5, 2022. The interest rate is fixed at 4.95%. We issued $4.4 million of swapped to fixed rate debt with a maturity date of September 16, 2029, in connection with the property acquisition on September 16, 2022. The interest rate is swapped to a fixed rate of 5.39%.

Variable Rate Debt Issued		Interest Rate on Variable Rate Debt
$15,000	(1)	SOFR +	2.50%
(1)We issued $15.0 million of variable rate debt in connection with refinancing mortgage debt at two properties with a new maturity date of April 27, 2024 and interest rate of SOFR plus 2.50%. This mortgage was repaid on August 18, 2022.

During the nine months ended September 30, 2022, we extended the maturity date of three mortgages, collateralized by five properties, which is summarized in the table below (dollars in thousands):

Aggregate Fixed Rate Debt Extended	Weighted Average Interest Rate on Fixed Rate Debt Extended	Extension Term
$14,633	5.41%	1.0 year

Variable Rate Debt Extended		Interest Rate on Variable Rate Debt Extended		Extension Term
$7,059	(1)	LIBOR +	2.75%	1.0 year
(1)We repaid this mortgage on August 18, 2022.

We made payments of $5.6 million and $6.2 million for deferred financing costs during the three and nine months ended September 30, 2022. We did not make any payments for deferred financing costs during the three months ended September 30, 2021, but made payments of $0.6 million for deferred financing costs during the nine months ended September 30, 2021.

Scheduled principal payments of mortgage notes payable for the three months ending December 31, 2022, and each of the five succeeding fiscal years and thereafter are as follows (dollars in thousands):

Year	Scheduled Principal Payments
Three Months Ending December 31, 2022	$16,030
2023	66,120
2024	20,420
2025	38,802
2026	42,258
2027	94,717
Thereafter	91,944
Total	$370,291	(1)
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

Interest Rate Cap and Interest Rate Swap Agreements

We have entered into interest rate cap agreements that cap the interest rate on certain of our variable-rate debt and we have assumed or entered into interest rate swap agreements in which we hedged our exposure to variable interest rates by agreeing to pay fixed interest rates to our respective counterparty. We have adopted the fair value measurement provisions for our financial instruments recorded at fair value. The fair value guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Generally, we will estimate the fair value of our interest rate caps and interest rate swaps, in the absence of observable market data, using estimates of value including estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. At September 30, 2022 and December 31, 2021, our interest rate cap agreements and interest rate swaps were valued using Level 2 inputs.

The fair value of the interest rate cap agreements is recorded in other assets on our accompanying condensed consolidated balance sheets. We record changes in the fair value of the interest rate cap agreements quarterly based on the current market valuations at quarter end. If the interest rate cap qualifies for hedge accounting, the change in the estimated fair value is recorded to accumulated other comprehensive income to the extent that it is effective, with any ineffective portion recorded to interest expense in our condensed consolidated statements of operations and comprehensive income. If the interest rate cap does not qualify for hedge accounting, or if it is determined the hedge is ineffective, any change in the fair value is recognized in interest expense in our consolidated statements of operations and comprehensive income. The following table summarizes the interest rate caps at September 30, 2022 and December 31, 2021 (dollars in thousands):

		September 30, 2022		December 31, 2021
Aggregate Cost		Aggregate Notional Amount	Aggregate Fair Value	Aggregate Notional Amount	Aggregate Fair Value
$1,228	(1)	$225,000	$4,843	$233,632	$324
(1)We have entered into various interest rate cap agreements on variable rate debt with LIBOR caps ranging from 1.50% to 2.75%.

We have assumed or entered into interest rate swap agreements in connection with certain of our mortgage financings and Credit Facility, whereby we will pay our counterparty a fixed rate interest rate on a monthly basis and receive payments from our counterparty equivalent to the stipulated floating rate. The fair value of our interest rate swap agreements is recorded in other assets or other liabilities on our accompanying condensed consolidated balance sheets. We have designated our interest rate swaps as cash flow hedges, and we record changes in the fair value of the interest rate swap agreement to accumulated other comprehensive income on the condensed consolidated balance sheets. We record changes in fair value on a quarterly basis, using current market valuations at quarter end. The following table summarizes our interest rate swaps at September 30, 2022 and December 31, 2021 (dollars in thousands):

September 30, 2022			December 31, 2021
Aggregate Notional Amount	Aggregate Fair Value Asset	Aggregate Fair Value Liability	Aggregate Notional Amount	Aggregate Fair Value Asset	Aggregate Fair Value Liability
$230,136	$8,868	$(66)	$73,212	$841	$(1,217)

The following table presents the impact of our derivative instruments in the condensed consolidated financial statements (dollars in thousands):

	Amount of gain (loss), net, recognized in Comprehensive Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Derivatives in cash flow hedging relationships
Interest rate caps	$1,758	$(49)	$4,520	$(26)
Interest rate swaps	5,032	470	9,140	2,151
Total	$6,790	$421	$13,660	$2,125

The following table presents the reclassifications of our derivative instruments out of accumulated other comprehensive income into interest expense in the condensed consolidated financial statements (dollars in thousands):

	Amount reclassified out of Accumulated Other Comprehensive Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest rate caps	$(52)	$(145)	$(52)	$(145)
Total	$(52)	$(145)	$(52)	$(145)

The following table sets forth certain information regarding our derivative instruments (dollars in thousands):

		Asset (Liability) Derivatives Fair Value at
Derivatives Designated as Hedging Instruments	Balance Sheet Location	September 30, 2022	December 31, 2021
Interest rate caps	Other assets	$4,843	$324
Interest rate swaps	Other assets	8,868	841
Interest rate swaps	Other liabilities	(66)	(1,217)
Total derivative liabilities, net		$13,645	$(52)

The fair value of all mortgage notes payable outstanding as of September 30, 2022 was $346.8 million, as compared to the carrying value stated above of $367.6 million. The fair value is calculated based on a discounted cash flow analysis, using management’s estimate of market interest rates on long-term debt with comparable terms and loan to value ratios. The fair value was calculated using Level 3 inputs of the hierarchy established by ASC 820, “Fair Value Measurements and Disclosures.”

Reference Rate Reform

Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”) contains practical expedients for reference rate reform-related activities that impact debt, leases, derivatives, and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. As of September 30, 2022, we elected to apply the hedge accounting expedients related to probability and the assessment of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. We also elected the option to not reassess a previous accounting determination, and the option to not dedesignate a hedging relationship due to a change in a critical term. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in our hedging activities occur.

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

On February 11, 2021, we added a new $65.0 million Term Loan B, inclusive of a $15.0 million delayed funding component. Term Loan B has a maturity date of February 11, 2026 and a LIBOR floor of 25 basis points, plus a spread ranging from 140 to 225 basis points, depending on our leverage. We entered into multiple interest rate cap agreements on Term Loan B, which cap LIBOR from 1.50% to 1.75%. We incurred fees of approximately $0.5 million in connection with issuing Term Loan B. As of September 30, 2022, there was $60.0 million outstanding under Term Loan B, and we used all net proceeds to repay all outstanding borrowings on the Revolver and fund acquisitions.

On August 18, 2022, we amended, extended and upsized our Credit Facility, increasing our Revolver from $100.0 million to $120.0 million (and its term to August 2026), adding the new $140.0 million Term Loan C, decreasing the principal balance of Term Loan B to $60.0 million and extending the maturity date of Term Loan A to August 2027. Term Loan C has a maturity date of February 18, 2028 and a SOFR spread ranging from 125 to 195 basis points, depending on our leverage. On September 27, 2022 we further increased the Revolver to $125.0 million and Term Loan C to $150.0 million, as permitted under the terms of the Credit Facility. We entered into multiple interest rate swap agreements on Term Loan C, which swap the interest rate to fixed rates from 3.15% to 3.75%. We incurred fees of approximately $4.2 million in connection with extending and upsizing our Credit Facility. As of September 30, 2022, there was $150.0 million outstanding under Term Loan C, and we used all net proceeds to repay all outstanding borrowings on the Revolver, pay off mortgage debt, and fund acquisitions. The Credit Facility’s current bank syndicate is comprised of KeyBank, Fifth Third Bank, The Huntington National Bank, Bank of America, Synovus Bank, United Bank, First Financial Bank, and S&T Bank.

As of September 30, 2022, there was $377.8 million outstanding under our Credit Facility, at a weighted average interest rate of approximately 4.43%, and $17.1 million outstanding under letters of credit, at a weighted average interest rate of 1.75%. As of September 30, 2022, the maximum additional amount we could draw under the Credit Facility was $56.0 million. We were in compliance with all covenants under the Credit Facility as of September 30, 2022.

The amount outstanding under the Credit Facility approximates fair value as of September 30, 2022.

7. Commitments and Contingencies

Ground Leases

We are obligated as lessee under four ground leases. Future minimum rental payments due under the terms of these leases for the three months ending December 31, 2022 and each of the five succeeding fiscal years and thereafter is as follows (dollars in thousands):

Year	Future Lease Payments Due Under Operating Leases
Three Months Ending December 31, 2022	$123
2023	492
2024	493
2025	494
2026	498
2027	506
Thereafter	6,301
Total anticipated lease payments	$8,907
Less: amount representing interest	(3,547)
Present value of lease payments	$5,360

Rental expense incurred for properties with ground lease obligations during the three and nine months ended September 30, 2022 was $0.1 million and $0.3 million, respectively, and during the three and nine months ended September 30, 2021 was $0.1 million and $0.4 million, respectively. Our ground leases are treated as operating leases and rental expenses are reflected in property operating expenses on the condensed consolidated statements of operations and comprehensive income. Our ground leases have a weighted average remaining lease term of 18.7 years and a weighted average discount rate of 5.33%.

Letters of Credit

As of September 30, 2022, there was $17.1 million outstanding under letters of credit. These letters of credit are not reflected on our condensed consolidated balance sheets.

8. Equity and Mezzanine Equity

Stockholders’ Equity

The following table summarizes the changes in our equity for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Senior Common Stock
Balance, beginning of period	$1	$1	$1	$1
Issuance of senior common stock, net	—	—	—	—
Balance, end of period	$1	$1	$1	$1
Common Stock
Balance, beginning of period	$39	$36	$37	$35
Issuance of common stock, net	—	1	2	2
Balance, end of period	$39	$37	$39	$37
Series F Preferred Stock
Balance, beginning of period	$1	$—	$—	$—
Issuance of Series F preferred stock, net	—	—	1	—
Redemption of Series F preferred stock, net	—	—	—	—
Balance, end of period	$1	$—	$1	$—
Additional Paid in Capital
Balance, beginning of period	$705,629	$648,112	$671,134	$626,533
Issuance of common stock and Series F preferred stock, net	9,856	8,699	44,513	29,110
Redemption of OP Units	—	—	—	4,812
Redemption of Series F preferred stock, net	—	—	55	—
Adjustment to OP Units held by Non-controlling OP Unitholders resulting from changes in ownership of the Operating Partnership	1,613	(21)	1,396	(3,665)

Balance, end of period	$717,098	$656,790	$717,098	$656,790
Accumulated Other Comprehensive Income
Balance, beginning of period	$5,524	$(2,641)	$(1,346)	$(4,345)
Comprehensive income	6,790	421	13,660	2,125
Reclassification into interest expense	52	145	52	145
Balance, end of period	$12,366	$(2,075)	$12,366	$(2,075)
Distributions in Excess of Accumulated Earnings
Balance, beginning of period	$(498,574)	$(442,122)	$(468,523)	$(409,041)
Distributions declared to common, senior common, and preferred stockholders	(17,984)	(16,849)	(53,000)	(50,011)
Redemption of Series D preferred stock, net	—	—	—	(2,141)
Redemption of Series F preferred stock, net	—	—	(5)	—
Net income attributable to the Company	2,501	4,477	7,471	6,699
Balance, end of period	$(514,057)	$(454,494)	$(514,057)	$(454,494)
Total Stockholders' Equity
Balance, beginning of period	$212,620	$203,386	$201,303	$213,183
Issuance of common stock and Series F preferred stock, net	9,856	8,700	44,516	29,112
Redemption of OP Units	—	—	—	4,812
Redemption of Series D preferred stock, net	—	—	—	(2,141)
Redemption of Series F preferred stock, net	—	—	50	—
Distributions declared to common, senior common, and preferred stockholders	(17,984)	(16,849)	(53,000)	(50,011)
Comprehensive income	6,790	421	13,660	2,125
Reclassification into interest expense	52	145	52	145
Adjustment to OP Units held by Non-controlling OP Unitholders resulting from changes in ownership of the Operating Partnership	1,613	(21)	1,396	(3,665)
Net income attributable to the Company	2,501	4,477	7,471	6,699
Balance, end of period	$215,448	$200,259	$215,448	$200,259
Non-Controlling Interest
Balance, beginning of period	$1,275	$1,338	$1,259	$2,854
Distributions declared to Non-controlling OP Unit holders	(114)	(97)	(307)	(382)
Issuance of Non-controlling OP Units as consideration in real estate acquisitions, net	2,394	—	2,394	—
Redemptions of OP Units	—	—	—	(4,812)
Adjustment to OP Units held by Non-controlling OP Unitholders resulting from changes in ownership of the Operating Partnership	(1,613)	21	(1,396)	3,665
Net (loss) income (attributable) available to OP units held by Non-controlling OP Unitholders	(4)	21	(12)	(42)
Balance, end of period	$1,938	$1,283	$1,938	$1,283
Total Equity	$217,386	$201,542	$217,386	$201,542

Distributions

We paid the following distributions per share for the three and nine months ended September 30, 2022 and 2021:

	For the three months ended September 30,			For the nine months ended September 30,
	2022	2021		2022	2021
Common Stock and Non-controlling OP Units	$0.37620	$0.37545		$1.12860	$1.12635
Senior Common Stock	0.2625	0.2625		0.7875	0.7875
Series D Preferred Stock	—	—	(1)	—	0.8749998	(1)
Series E Preferred Stock	0.414063	0.414063		1.242189	1.242189
Series F Preferred Stock	0.375	0.375		1.125	1.125
Series G Preferred Stock	0.375	0.375	(2)	1.125	0.375	(2)
(1)We redeemed all outstanding shares of our Series D Preferred Stock on June 30, 2021.
(2)Our shares of Series G Preferred Stock were issued on June 28, 2021.

Recent Activity

Common Stock ATM Program

During the nine months ended September 30, 2022, we sold 2.0 million shares of common stock, raising $40.6 million in net proceeds under our At-the-Market Equity Offering Sales Agreements with sales agents Robert W. Baird & Co. Incorporated, Goldman Sachs & Co. LLC, Stifel, Nicolaus & Company, Incorporated, BTIG, LLC, and Fifth Third Securities, Inc. On February 22, 2022, we entered into Amendment No. 1 to our existing At-the-Market Equity Offering Sales Agreement (the “Common Stock Sales Agreement”), dated December 3, 2019. The amendment permits shares of common stock to be issued pursuant to the Common Stock Sales Agreement under the Company’s Registration Statement on Form S-3 (File No. 333-236143) and future registration statements on Form S-3 (the “Common Stock ATM Program”). As of September 30, 2022, we had remaining capacity to sell up to $26.5 million of common stock pursuant to the Common Stock ATM Program under the 2020 Universal Shelf (as defined below).

Mezzanine Equity

Our 6.625% Series E Cumulative Redeemable Preferred Stock (“Series E Preferred Stock”), and our 6.00% Series G Cumulative Redeemable Preferred Stock (“Series G Preferred Stock”) are classified as mezzanine equity in our condensed consolidated balance sheets because both are redeemable at the option of the shareholder upon a change of control of greater than 50%. A change in control of our company, outside of our control, is only possible if a tender offer is accepted by over 90% of our shareholders. All other change in control situations would require input from our Board of Directors. In addition, our Series E Preferred Stock and Series G Preferred Stock are redeemable at the option of the applicable shareholder in the event a delisting event occurs. We will periodically evaluate the likelihood that a delisting event or change of control of greater than 50% will take place, and if we deem this probable, we adjust the Series E Preferred Stock, and Series G Preferred Stock presented in mezzanine equity to their redemption value, with the offset to gain (loss) on extinguishment. We currently believe the likelihood of a change of control of greater than 50%, or a delisting event, is remote.

Universal Shelf Registration Statement

On January 29, 2020, we filed a universal registration statement on Form S-3, File No. 333-236143 (the “2020 Universal Shelf”). The 2020 Universal Shelf was declared effective on February 11, 2020. The 2020 Universal Shelf allows us to issue up to $800.0 million of securities. Of the $800.0 million of available capacity under our 2020 Universal Shelf, approximately $636.5 million is reserved for the sale of our Series F Preferred Stock, and $63.0 million is reserved for our Common Stock ATM Program. As of September 30, 2022, we had the ability to issue up to $648.6 million of securities under the 2020 Universal Shelf.

Series F Preferred Stock

On February 20, 2020, we filed with the Maryland Department of Assessments and Taxation Articles Supplementary (i) setting forth the rights, preferences and terms of the Series F Preferred Stock and (ii) reclassifying and designating 26,000,000 shares of our authorized and unissued shares of common stock as shares of Series F Preferred Stock. The reclassification decreased the number of shares classified as common stock from 86,290,000 shares immediately prior to the reclassification to 60,290,000 shares immediately after the reclassification. We sold 164,400 shares of our Series F Preferred Stock, raising $3.7 million in net proceeds during the nine months ended September 30, 2022. As of September 30, 2022, we had remaining capacity to sell up to $621.6 million of Series F Preferred Stock.

Non-controlling Interest in Operating Partnership

As of September 30, 2022 and December 31, 2021, we owned approximately 99.0% and 99.3%, respectively, of the outstanding OP Units. On September 20, 2022, we issued 134,474 OP Units as partial consideration to acquire our 49,375 square foot property located in Fort Payne, Alabama for $5.6 million. During the nine months ended September 30, 2021, we redeemed 246,039 OP Units for an equivalent amount of common stock.

The Operating Partnership is required to make distributions on each OP Unit in the same amount as those paid on each share of our common stock, with the distributions on the OP Units held by us being utilized to make distributions to our common stockholders.

As of September 30, 2022 and December 31, 2021, there were 391,468 and 256,994 outstanding OP Units held by Non-controlling OP Unitholders, respectively.

9. Subsequent Events

Distributions

On October 11, 2022, our Board of Directors declared the following monthly distributions for the months of October, November and December of 2022:

Record Date	Payment Date	Common Stock and Non-controlling OP Unit Distributions per Share	Series E Preferred Distributions per Share	Series G Preferred Distributions per Share
October 21, 2022	October 31, 2022	$0.12540	$0.138021	$0.125
November 18, 2022	November 30, 2022	0.12540	0.138021	0.125
December 20, 2022	December 30, 2022	0.12540	0.138021	0.125
		$0.37620	$0.414063	$0.375

Senior Common Stock Distributions
Payable to the Holders of Record During the Month of:	Payment Date	Distribution per Share
October	November 4, 2022	$0.0875
November	December 5, 2022	0.0875
December	January 6, 2023	0.0875
		$0.2625

Series F Preferred Stock Distributions
Record Date	Payment Date	Distribution per Share
October 26, 2022	November 4, 2022	$0.125
November 23, 2022	December 5, 2022	0.125
December 28, 2022	January 6, 2023	0.125
		$0.375

Equity Activity

Subsequent to September 30, 2022 and through November 7, 2022, we raised $0.2 million in net proceeds from the sale of 8,500 shares of Series F Preferred Stock.

Sale Activity

On October 28, 2022, we sold one of our properties in Columbus, Ohio for $2.3 million, resulting in a loss on sale, net, of $0.02 million.

Acquisition Activity

On October 26, 2022, we purchased a 68,674 square foot industrial property in Denver, Colorado for $12.0 million. This property is fully leased to one tenant on a 20.0 year lease.

Financing Activity

On October 26, 2022, we issued $6.6 million of swapped to fixed rate debt in connection with property acquisition on the same date, with a term of 6.9 years and interest rate swapped to 5.90%.

Election of Director

Effective October 11, 2022, Paula Novara was elected to our Board of Directors. Ms. Novara also serves as head of human resources, facilities and office management and IT of the Adviser and certain of its affiliates.

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

As of November 7, 2022:

•we owned 137 properties totaling 17.2 million square feet of rentable space, located in 27 states;
•our occupancy rate was 96.3%;
•the weighted average remaining term of our mortgage debt was 4.3 years and the weighted average interest rate was 4.21%; and
•the average remaining lease term of the portfolio was 7.1 years.

Business Environment

Since the onset of the COVID-19 pandemic in March 2020, authorities throughout the United States and the world have implemented widespread measures attempting to contain its spread and impact, such as travel restrictions, quarantines, the promotion of social distancing and limitations on business activity. Generally, year to date 2022 has seen the lifting of most restrictive measures that were implemented during 2020 and 2021. These measures, and the pandemic generally, have caused significant national and global economic disruption, including disrupted business operations, including those of some of our tenants, and continue to have an adverse effect on demand for office space in the short term, including office utilization rates. Economic recovery in the United States and various other regions of the world has continued, but may be threatened by the further adverse effects of COVID-19 and more significantly by continuing inflationary conditions, rising interest rates and the impact of ongoing or escalated geopolitical tensions and conflict.

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

Other Business Environment Considerations

The short-term and long-term economic implications are unknown, in relation to recent world events, including inflation, supply chain disruptions, labor shortages, rapidly rising interest rates, long term impact of the COVID-19 pandemic and associated government response in addition to any subsequent shift in policy, geopolitical conditions, new regulations or the long-term impact of social and infrastructure spending and tax reform in the U.S. Finally, the continuing uncertainty surrounding the ability of the federal government to address its fiscal condition in both the near and long term, as well as other geopolitical issues relating to the global economic slowdown has increased domestic and global instability. These developments could cause interest rates and borrowing costs to be volatile, which may adversely affect our ability to access both the equity and debt markets and could have an adverse impact on our tenants as well.

The majority of our variable rate debt is based upon the Secured Overnight Financing Rate (“SOFR”), although we have some variable rate mortgages based on the one-month London Interbank Offered Rate (“LIBOR”), which include fallback language providing a mechanism for the parties to negotiate a new reference interest rate in the event that LIBOR ceases to exist. LIBOR is currently anticipated to be phased out by June 2023 and is expected to transition to SOFR, which incorporates repo data collected from multiple data sets. The intent is to adjust the SOFR to minimize differences between the interest that a borrower would be paying using LIBOR versus what it will be paying using SOFR. We are currently monitoring the transition as SOFR becomes the standard benchmark for variable rate debt. During the transition further changes or reforms to the determination of supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based debt, or the value of our portfolio of LIBOR-indexed, floating-rate debt.

We continue to focus on re-leasing vacant space, renewing upcoming lease expirations, re-financing upcoming loan maturities, and acquiring additional properties with associated long-term leases. Currently, we have seven partially vacant buildings and three fully vacant buildings. There are no outstanding COVID-19 related rent modifications in place.

Our available vacant space at September 30, 2022 represents 3.1% of our total square footage and the annual carrying costs on the vacant space, including real estate taxes and property operating expenses, are approximately $3.8 million. We continue to actively seek new tenants for these properties.

We believe our lease expiration schedule for the remainder of 2022 is quite manageable, as it equates to only 2.7% of our lease revenue at September 30, 2022. Property acquisitions since the beginning of 2019 have totaled $455.4 million and all transactions were industrial in nature, with a weighted average lease term of 12.9 years and a current weighted average lease term today of 10.8 years.

Our ability to make new investments is highly dependent upon our ability to procure financing. Our principal sources of financing generally include the issuance of equity securities, long-term mortgage loans secured by properties, borrowings under our $125.0 million senior unsecured revolving credit facility (“Revolver”), with KeyBank National Association (“KeyBank”), which matures in August 2026, our $160.0 million term loan facility (“Term Loan A”), which matures in August 2027, our $60.0 million term loan facility (“Term Loan B”), which matures in February 2026, and our $150.0 million term loan facility (“Term Loan C”) which matures in February 2028. We refer to the Revolver, Term Loan A, Term Loan B and Term Loan C collectively herein as the Credit Facility. While lenders’ credit standards have tightened, we continue to look to national and regional banks, insurance companies and non-bank lenders, in addition to the collateralized mortgage backed securities market (“CMBS”), to issue mortgages to finance our real estate activities.

Recent Developments

Sale Activity

During the nine months ended September 30, 2022 we continued to execute our capital recycling program, whereby we sold properties outside of our core markets and redeployed proceeds to either fund property acquisitions in our target secondary growth markets, or repay outstanding debt. We expect to continue to execute our capital recycling plan and sell non-core properties as reasonable disposition opportunities become available, and use the sales proceeds to acquire properties in our target, secondary growth markets, or pay down outstanding debt. During the nine months ended September 30, 2022, we sold three non-core properties, located in Jupiter, Florida, Parsippany, New Jersey, and Boston Heights, Ohio.

Aggregate Square Footage Sold	Aggregate Sales Price	Aggregate Sales Costs	Aggregate Impairment Charge for the Nine Months Ended September 30, 2022	Aggregate Gain on Sale of Real Estate, net
145,111	$28,000	$1,153	$1,374	$8,902

On October 28, 2022, we sold one of our properties in Columbus, Ohio for $2.3 million, resulting in a gain on sale, net, of $0.02 million.

Acquisition Activity

During the nine months ended September 30, 2022, we acquired 11 industrial properties located in Wilkesboro, North Carolina, Oklahoma City, Oklahoma, Cleveland, Ohio, Fort Payne, Alabama, Wilmington, North Carolina, Bridgeton, New Jersey, Vineland, New Jersey, and Jacksonville, Florida which are summarized below (dollars in thousands):

Aggregate Square Footage	Weighted Average Remaining Lease Term at Time of Acquisition	Aggregate Purchase Price	Aggregate Capitalized Acquisition Expenses	Aggregate Annualized GAAP Fixed Lease Payments	Aggregate Debt Issued
1,105,006	13.8 years	$98,276	$776	$6,722	$41,313

On October 26, 2022, we purchased a 68,674 square foot industrial property in Denver, Colorado for $12.0 million. This property is fully leased to 1.00 tenant on a 20.0 year lease.

Leasing Activity

During and subsequent to the nine months ended September 30, 2022, we executed nine leases, which are summarized below (dollars in thousands):

Aggregate Square Footage	Weighted Average Remaining Lease Term	Aggregate Annualized GAAP Fixed Lease Payments	Aggregate Tenant Improvement	Aggregate Leasing Commissions
501,501	8.1 years	$5,744	$5,670	$2,029

On October 12, 2022, we executed a lease amendment at our Egg Harbor, New Jersey property to extend the lease term an additional 2.0 years.

On October 31, 2022, we executed a lease for 20,682 square feet of vacant space in our Mason, Ohio property for 7.3 years, bringing the property to full occupancy.

During the nine months ended September 30, 2022, we had two lease terminations, which are summarized below (dollars in thousands):

Aggregate Square Footage Reduced	Aggregate Accelerated Rent	Aggregate Accelerated Rent Recognized through September 30, 2022
216,095	$5,888	$5,175

Financing Activity

During the nine months ended September 30, 2022, we repaid 13 mortgages, collateralized by 27 properties, which are summarized in the table below (dollars in thousands):

Aggregate Fixed Rate Debt Repaid	Weighted Average Interest Rate on Fixed Rate Debt Repaid
$97,843	4.75%

Aggregate Variable Rate Debt Repaid	Weighted Average Interest Rate on Variable Rate Debt Repaid
$30,336	LIBOR/SOFR +	2.50%	(1)
(1)As of September 30, 2022, Secured Overnight Financing Rate (“SOFR”) was approximately 2.98%.

During the nine months ended September 30, 2022, we issued five mortgages, collateralized by 10 properties, which are summarized in the table below (dollars in thousands):

Aggregate Fixed Rate Debt Issued		Weighted Average Interest Rate on Fixed Rate Debt
$41,313	(1)	4.39%
(1)We issued $10.0 million of fixed rate debt in connection with the two-property portfolio acquired on May 4, 2022 with a maturity date of May 4, 2027. The interest rate is fixed at 4.00%. We issued $10.0 million of fixed rate debt with a maturity date of June 1, 2032, in connection with the three-property acquisition on May 12, 2022. The interest rate is fixed at 3.40%. We issued $16.9 million of fixed rate debt with a maturity date of August 1, 2027, in connection with the two-property acquisition on August 5, 2022. The interest rate is fixed at 4.95%. We issued $4.4 million of swapped to fixed rate debt with a maturity date of September 16, 2029, in connection with the property acquisition on September 16, 2022. The interest rate is swapped to a fixed rate of 5.39%.

Variable Rate Debt Issued		Interest Rate on Variable Rate Debt
$15,000	(1)	SOFR +	2.50%
(1)We issued $15.0 million of variable rate debt in connection with refinancing mortgage debt at two properties with a new maturity date of April 27, 2024 and interest rate of SOFR plus 2.50%.

On October 26, 2022, we issued $6.6 million of swapped to fixed rate debt in connection with property acquisition on the same date, with a term of 6.9 years and interest rate swapped to 5.90%.

During the nine months ended September 30, 2022, we extended the maturity date of three mortgages, collateralized by five properties, which is summarized in the table below (dollars in thousands):

Aggregate Fixed Rate Debt Extended	Weighted Average Interest Rate on Fixed Rate Debt Extended	Extension Term
$14,633	5.41%	1.0 year

Variable Rate Debt Extended	Interest Rate on Variable Rate Debt Extended		Extension Term
$7,059	LIBOR +	2.75%	1.0 year

On August 18, 2022, we amended, extended and upsized our Credit Facility, increasing our Revolver from $100.0 million to $120.0 million (and its term to August 2026), adding the new $140.0 million Term Loan C, decreasing the principal balance of Term Loan B to $60.0 million and extending the maturity date of Term Loan A to August 2027. Term Loan C has a maturity date of February 18, 2028 and a SOFR spread ranging from 125 to 195 basis points, depending on our leverage. On September 27, 2022 we further increased the Revolver to $125.0 million and Term Loan C to $150.0 million, as permitted under the terms of the Credit Facility. We entered into multiple interest rate swap agreements on Term Loan C, which swap the interest rate to fixed rates from 3.15% to 3.75%. We incurred fees of approximately $4.2 million in connection with extending and upsizing our Credit Facility. As of September 30, 2022, there was $150.0 million outstanding under Term Loan C, and we used all net proceeds to repay all outstanding borrowings on the Revolver, pay off mortgage debt, and fund acquisitions. The Credit Facility’s current bank syndicate is comprised of KeyBank, Fifth Third Bank, The Huntington National Bank, Bank of America, Synovus Bank, United Bank, First Financial Bank, and S&T Bank.

Equity Activities

Common Stock ATM Program

During the nine months ended September 30, 2022, we sold 2.0 million shares of common stock, raising $40.6 million in net proceeds under our At-the-Market Equity Offering Sales Agreements (the “Common Stock Sales Agreement”) with sales agents Robert W. Baird & Co. Incorporated, Goldman Sachs & Co. LLC, Stifel, Nicolaus & Company, Incorporated, BTIG, LLC, and Fifth Third Securities, Inc. On February 22, 2022, we entered into Amendment No. 1 to our Common Stock Sales Agreement. The amendment permits shares of common stock to be issued pursuant to the Common Stock Sales Agreement under the Company’s Registration Statement on Form S-3 (File No. 333-236143) and future registration statements on Form S-3 (the “Common Stock ATM Program”). As of September 30, 2022, we had remaining capacity to sell up to $26.5 million of common stock pursuant to the Common Stock ATM Program under the 2020 Universal Shelf (as defined below).

Universal Shelf Registration Statement

On January 29, 2020, we filed a universal registration statement on Form S-3, File No. 333-236143 (the “2020 Universal Shelf”). The 2020 Universal Shelf was declared effective on February 11, 2020. The 2020 Universal Shelf allows us to issue up to $800.0 million of securities. Of the $800.0 million of available capacity under our 2020 Universal Shelf, approximately $636.5 million is reserved for the sale of our 6.00% Series F Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series F Preferred Stock”) and $63.0 million is reserved for our Common Stock ATM Program. As of September 30, 2022, we had the ability to issue up to $648.6 million of securities under the 2020 Universal Shelf.

Series F Preferred Stock

On February 20, 2020, we filed with the Maryland Department of Assessments and Taxation Articles Supplementary (i) setting forth the rights, preferences and terms of the Series F Preferred Stock and (ii) reclassifying and designating 26,000,000 shares of our authorized and unissued shares of Common Stock as shares of Series F Preferred Stock. The reclassification decreased the number of shares classified as common stock from 86,290,000 shares immediately prior to the reclassification to 60,290,000 shares immediately after the reclassification. We sold 164,400 shares of our Series F Preferred Stock, raising $3.7 million in net proceeds during the three and nine months ended September 30, 2022. As of September 30, 2022, we had remaining capacity to sell up to $621.6 million of Series F Preferred Stock.

Non-controlling Interest in Operating Partnership

As of September 30, 2022 and December 31, 2021, we owned approximately 99.0% and 99.3%, respectively, of the outstanding operating partnership units in the Operating Partnership (“OP Units”). On September 20, 2022, we issued 134,474 OP Units as partial consideration to acquire our 49,375 square foot property located in Fort Payne, Alabama for $5.6 million. During the nine months ended September 30, 2021, we redeemed 246,039 OP Units for an equivalent amount of common stock.

As of September 30, 2022 and December 31, 2021, there were 391,468 and 256,994 outstanding OP Units held by holders who do not control the Operating Partnership (“Non-controlling OP Unitholders”), respectively.

Diversity of Our Portfolio

Gladstone Management Corporation, a Delaware corporation (our “Adviser”), seeks to diversify our portfolio to avoid dependence on any one particular tenant, industry or geographic market. By diversifying our portfolio, our Adviser intends to reduce the adverse effect on our portfolio of a single under-performing investment or a downturn in any particular industry or geographic market. For the nine months ended September 30, 2022, our largest tenant comprised only 3.9% of total lease revenue. The table below reflects the breakdown of our total lease revenue by tenant industry classification for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

	For the three months ended September 30,				For the nine months ended September 30,
	2022		2021		2022		2021
Industry Classification	Lease Revenue	Percentage of Lease Revenue	Lease Revenue	Percentage of Lease Revenue	Lease Revenue	Percentage of Lease Revenue	Lease Revenue	Percentage of Lease Revenue
Telecommunications	$5,859	14.7	$5,815	16.7	$17,216	15.6	$16,978	16.8
Automotive	4,815	12.1	3,392	9.9	14,085	12.6	8,845	8.6
Diversified/Conglomerate Services	4,248	10.7	4,631	13.5	13,338	11.9	14,148	13.8
Healthcare	4,025	10.1	3,786	11.0	12,084	10.8	11,720	11.4
Banking	5,726	14.4	2,597	7.6	10,941	9.8	7,713	7.5
Diversified/Conglomerate Manufacturing	2,779	7.0	1,866	5.4	8,198	7.3	5,748	5.6
Buildings and Real Estate	2,317	5.8	2,331	6.8	6,976	6.2	6,968	6.8
Personal, Food & Miscellaneous Services	1,809	4.5	1,540	4.5	4,906	4.4	5,552	5.4
Beverage, Food & Tobacco	1,430	3.6	1,497	4.4	4,216	3.8	4,450	4.3
Personal & Non-Durable Consumer Products	1,669	4.2	617	1.8	3,634	3.3	1,852	1.8
Chemicals, Plastics & Rubber	1,208	3.0	1,208	3.5	3,619	3.2	3,499	3.4
Machinery	995	2.5	970	2.8	2,944	2.6	2,991	2.9
Containers, Packaging & Glass	971	2.4	777	2.3	2,850	2.6	1,985	1.9
Information Technology	669	1.7	1,673	4.9	2,824	2.5	5,011	4.9
Childcare	573	1.4	573	1.7	1,718	1.5	1,718	1.7
Printing & Publishing	229	0.6	571	1.7	688	0.6	1,439	1.4
Education	204	0.5	203	0.6	611	0.5	606	0.6
Electronics	185	0.5	166	0.5	546	0.5	796	0.8
Home & Office Furnishings	123	0.3	121	0.4	370	0.3	362	0.4
Total	$39,834	100.0%	$34,334	100.0%	$111,764	100.0%	$102,381	100.0%

The tables below reflect the breakdown of total lease revenue by state for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

State	Lease Revenue for the three months ended September 30, 2022	Percentage of Lease Revenue	Number of Leases for the three months ended September 30, 2022	Lease Revenue for the three months ended September 30, 2021	Percentage of Lease Revenue	Number of Leases for the three months ended September 30, 2021
Texas	$5,452	13.7%	15	$3,801	11.1%	15
New Jersey	4,271	10.7	4	756	2.2	4
Florida	3,775	9.5	9	4,191	12.2	10
Pennsylvania	3,707	9.3	10	3,807	11.1	10
Ohio	3,381	8.5	15	3,671	10.7	15
Georgia	2,894	7.3	10	2,757	8.0	9
North Carolina	2,320	5.8	10	1,604	4.7	7
Alabama	1,933	4.9	7	1,634	4.8	5
South Carolina	1,719	4.3	2	1,408	4.1	2
Michigan	1,608	4.0	6	1,609	4.7	6
All Other States	8,774	22.0	48	9,096	26.4	48
Total	$39,834	100.0%	136	$34,334	100.0%	131

State	Lease Revenue for the nine months ended September 30, 2022	% of Lease Revenue	Number of Leases for the nine months ended September 30, 2022	Lease Revenue for the nine months ended September 30, 2021	% of Lease Revenue	Number of Leases for the nine months ended September 30, 2021
Texas	$15,971	14.3%	15	$11,232	11.0%	15
Florida	12,242	11.0	9	12,614	12.3	10
Pennsylvania	11,145	10.0	10	11,409	11.1	10
Ohio	10,517	9.4	15	11,284	11.0	15
Georgia	8,749	7.8	10	8,167	8.0	9
North Carolina	6,354	5.7	10	5,084	5.0	7
New Jersey	5,772	5.2	4	2,259	2.2	4
Alabama	5,254	4.7	7	4,911	4.8	5
Michigan	4,825	4.3	6	4,765	4.7	6
South Carolina	4,530	4.2	2	4,162	4.1	2
All Other States	26,405	23.4	48	26,494	25.8	48
	$111,764	100.0%	136	$102,381	100.0%	131

Our Adviser and Administrator

Our Adviser is led by a management team with extensive experience purchasing real estate and originating mortgage loans. Our Adviser and Gladstone Administration, LLC, a Delaware limited liability company (our “Administrator”) are controlled by Mr. David Gladstone, who is also our chairman and chief executive officer. Mr. Gladstone also serves as the chairman and chief executive officer of both our Adviser and Administrator, as well as president and chief investment officer of our Adviser. Mr. Terry Lee Brubaker, our vice chairman and chief operating officer, is also the vice chairman and chief operating officer of our Adviser and Administrator and assistant secretary of our Adviser. Mr. Arthur “Buzz” Cooper, our president, also serves as executive vice president of commercial and industrial real estate of our Adviser. Our Administrator employs our chief financial officer, treasurer, chief compliance officer, general counsel and secretary, Michael LiCalsi (who also serves as our Administrator’s president, general counsel, and secretary, as well as executive vice president of administration of our Adviser) and their respective staffs.

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

Base Management Fee

On July 14, 2020, we amended and restated the previous Advisory Agreement by entering into the Sixth Amended and Restated Investment Advisory Agreement between us and the Adviser (the “Sixth Amended Advisory Agreement”). The Sixth Amended Advisory Agreement replaced the previous calculation of the base management fee with a calculation based on Gross Tangible Real Estate. The revised base management fee will be payable quarterly in arrears and calculated at an annual rate of 0.425% (0.10625% per quarter) of the prior calendar quarter’s “Gross Tangible Real Estate,” defined in the Sixth Amended Advisory Agreement as the current gross value of our property portfolio (meaning the aggregate of each property’s original acquisition price plus the cost of any subsequent capital improvements thereon). The calculations of the other fees in the Amended Agreement remain unchanged.

Our Adviser does not charge acquisition or disposition fees when we acquire or dispose of properties as is common in other externally managed REITs; however, our Adviser may earn fee income from our borrowers, tenants or other sources.

Incentive Fee

Pursuant to the Advisory Agreement, the calculation of the incentive fee rewards the Adviser in circumstances where our quarterly Core FFO (defined at the end of this paragraph), before giving effect to any incentive fee, or pre-incentive fee Core FFO, exceeds 2.0% quarterly, or 8.0% annualized, of adjusted total stockholders’ equity (after giving effect to the base management fee but before giving effect to the incentive fee). We refer to this as the hurdle rate. The Adviser will receive 15.0% of the amount of our pre-incentive fee Core FFO that exceeds the hurdle rate. However, in no event shall the incentive fee for a particular quarter exceed by 15.0% (the cap) the average quarterly incentive fee paid by us for the previous four quarters (excluding quarters for which no incentive fee was paid). Core FFO (as defined in the Advisory Agreement) is GAAP net (loss) income (attributable) available to common stockholders, excluding the incentive fee, depreciation and amortization, any realized and unrealized gains, losses or other non-cash items recorded in net (loss) income (attributable) available to common stockholders for the period, and one-time events pursuant to changes in GAAP. The Incentive Fee is used by the Adviser primarily for performance-based compensation related to certain of its employees.

Capital Gain Fee

Under the Advisory Agreement, we will pay to the Adviser a capital gain-based incentive fee that will be calculated and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement). In determining the capital gain fee, we will calculate aggregate realized capital gains and aggregate realized capital losses for the applicable time period. For this purpose, aggregate realized capital gains and losses, if any, equals the realized gain or loss calculated by the difference between the sales price of the property, less any costs to sell the property and the current gross value of the property (equal to the property’s original acquisition price plus any subsequent non-reimbursed capital improvements) of the disposed property. At the end of the fiscal year, if this number is positive, then the capital gain fee payable for such time period shall equal 15.0% of such amount. No capital gain fee was recognized during the three and nine months ended September 30, 2022 or 2021.

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

Significant Accounting Policies and Estimates

The preparation of our financial statements in accordance with GAAP requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021, filed by us with the U.S. Securities and Exchange Commission (the “SEC”) on February 15, 2022 (our “2021 Form 10-K”). There were no material changes to our critical accounting policies or estimates during the nine months ended September 30, 2022.

Results of Operations

The weighted average yield on our total portfolio, which was 7.8% and 7.9% as of September 30, 2022 and 2021, respectively, is calculated by taking the annualized straight-line rents plus operating expense recoveries, reflected as lease revenue on our condensed consolidated statements of operations and other comprehensive income, less property operating expenses, of each acquisition since inception, as a percentage of the acquisition cost plus subsequent capital improvements. The weighted average yield does not account for the interest expense incurred on the mortgages placed on our properties.

A comparison of our operating results for the three and nine months ended September 30, 2022 and 2021 is below (dollars in thousands, except per share amounts):

	For the three months ended September 30,
	2022	2021	$ Change	% Change
Operating revenues
Lease revenue	$39,834	$34,334	$5,500	16.0%
Total operating revenues	$39,834	$34,334	$5,500	16.0%
Operating expenses
Depreciation and amortization	$15,764	$14,760	$1,004	6.8%
Property operating expenses	6,536	6,807	(271)	(4.0)%
Base management fee	1,603	1,472	131	8.9%
Incentive fee	1,513	1,266	247	19.5%
Administration fee	481	382	99	25.9%
General and administrative	833	811	22	2.7%
Impairment charge	10,718	—	10,718	100.0%
Total operating expenses	$37,448	$25,498	$11,950	46.9%
Other (expense) income
Interest expense	$(9,107)	$(6,688)	$(2,419)	36.2%
Gain on sale of real estate, net	8,902	—	8,902	100.0%
Other income	316	2,350	(2,034)	(86.6)%
Total other expense, net	$111	$(4,338)	$4,449	(102.6)%
Net income	$2,497	$4,498	$(2,001)	(44.5)%
Distributions attributable to Series D, E, F, and G preferred stock	(2,987)	(2,868)	(119)	4.1%
Distributions attributable to senior common stock	(114)	(170)	56	(32.9)%
Net (loss) income (attributable) available to common stockholders and Non-controlling OP Unitholders	$(604)	$1,460	$(2,064)	(141.4)%
Net (loss) income (attributable) available to common stockholders and Non-controlling OP Unitholders per weighted average share and unit - basic & diluted	$(0.02)	$0.04	$(0.06)	(150.0)%
FFO available to common stockholders and Non-controlling OP Unitholders - basic (1)	$16,976	$16,220	$756	4.7%
FFO available to common stockholders and Non-controlling OP Unitholders - diluted (1)	$17,090	$16,390	$700	4.3%
FFO per weighted average share of common stock and Non-controlling OP Units - basic (1)	$0.43	$0.44	$(0.01)	(2.3)%
FFO per weighted average share of common stock and Non-controlling OP Units - diluted (1)	$0.43	$0.44	$(0.01)	(2.3)%
FFO per weighted average share of common stock and Non-controlling OP Units - diluted, as adjusted for comparability (1)	$0.43	$0.44	$(0.01)	(2.3)%
(1)Refer to the “Funds from Operations” section below within the Management’s Discussion and Analysis section for the definition of FFO and FFO adjusted for comparability.

	For the nine months ended September 30,
	2022	2021	$ Change	% Change
Operating revenues
Lease revenue	$111,764	$102,381	$9,383	9.2%
Total operating revenues	$111,764	$102,381	$9,383	9.2%
Operating expenses
Depreciation and amortization	$45,672	$45,661	$11	—%
Property operating expenses	20,118	20,278	(160)	(0.8)%
Base management fee	4,727	4,369	358	8.2%
Incentive fee	4,193	3,540	653	18.4%
Administration fee	1,342	1,016	326	32.1%
General and administrative	2,788	2,540	248	9.8%
Impairment charge	12,092	—	12,092	100.0%
Total operating expense before incentive fee waiver	$90,932	$77,404	$13,528	17.5%
Incentive fee waiver	—	(16)	16	(100.0)%
Total operating expenses	$90,932	$77,388	$13,544	17.5%
Other (expense) income
Interest expense	$(22,813)	$(20,338)	$(2,475)	12.2%
Gain (loss) on sale of real estate, net	8,902	(882)	9,784	(1,109.3)%
Other income	538	2,884	(2,346)	(81.3)%
Total other expense, net	$(13,373)	$(18,336)	$4,963	(27.1)%
Net income	$7,459	$6,657	$802	12.0%
Distributions attributable to Series D, E, F, and G preferred stock	(8,900)	(8,571)	(329)	3.8%
Series D preferred stock offering costs write off	—	(2,141)	2,141	(100.0)%
Distributions attributable to senior common stock	(344)	(534)	190	(35.6)%
Loss on extinguishment of Series F preferred stock	(5)	—	(5)	100.0%
Net loss attributable to common stockholders and Non-controlling OP Unitholders	$(1,790)	$(4,589)	$2,799	(61.0)%
Net loss attributable to common stockholders and Non-controlling OP Unitholders per weighted average share and unit - basic & diluted	$(0.05)	$(0.13)	$0.08	(61.5)%
FFO available to common stockholders and Non-controlling OP Unitholders - basic (1)	$47,072	$41,954	$5,118	12.2%
FFO available to common stockholders and Non-controlling OP Unitholders - diluted (1)	$47,416	$42,488	$4,928	11.6%
FFO available to common stockholders and Non-controlling OP Unitholders - diluted, as adjusted for comparability (1)	$47,416	$44,629	$2,787	6.2%
FFO per weighted average share of common stock and Non-controlling OP Unit - basic (1)	$1.21	$1.15	$0.06	5.2%
FFO per weighted average share of common stock and Non-controlling OP Unit - diluted (1)	$1.21	$1.14	$0.07	6.1%
FFO per weighted average share of common stock and Non-controlling OP Unit - diluted, as adjusted for comparability (1)	$1.21	$1.20	$0.01	0.8%
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

Operating Revenues

	For the three months ended September 30,
	(Dollars in Thousands)
Lease Revenues	2022	2021	$ Change	% Change
Same Store Properties	$28,706	$27,952	$754	2.7%
Acquired & Disposed Properties	6,858	2,286	4,572	200.0%
Properties with Vacancy	4,270	4,096	174	4.2%
	$39,834	$34,334	$5,500	16.0%

	For the nine months ended September 30,
	(Dollars in Thousands)
Lease Revenues	2022	2021	$ Change	% Change
Same Store Properties	$84,819	$84,658	$161	0.2%
Acquired & Disposed Properties	13,259	6,319	6,940	109.8%
Properties with Vacancy	13,686	11,404	2,282	20.0%
	$111,764	$102,381	$9,383	9.2%

Lease revenues consist of rental income and operating expense recoveries earned from our tenants. Lease revenues from same store properties increased for the three and nine months ended September 30, 2022, primarily due to income recognized from tenant funded improvement projects, where our tenants used their capital to improve our buildings, partially offset by a decrease in variable lease payments due to a decrease in property operating expenses, and a corresponding decrease in recovery revenue from property operating expenses. Lease revenues increased for acquired and disposed of properties for the three and nine months ended September 30, 2022, as compared to the three and nine months ended September 30, 2021, primarily due to accelerated rent from a lease termination relating to one property we sold, coupled with us acquiring 11 industrial properties during the nine months ended September 30, 2022, partially offset by a loss of revenues from three properties sold during the same period. Lease revenues increased for our properties with vacancy for the three and nine months ended September 30, 2022 due to vacant space being leased.

Operating Expenses

Depreciation and amortization expense increased for the three and nine months ended September 30, 2022, as compared to the three and nine months ended September 30, 2021, due to an increase in depreciation and amortization expense on the 11 industrial properties acquired during the nine months ended September 30, 2022, partially offset by a decrease in depreciation and amortization expense on the three properties sold during the same period.

	For the three months ended September 30,
	(Dollars in Thousands)
Property Operating Expenses	2022	2021	$ Change	% Change
Same Store Properties	$4,070	$4,202	$(132)	(3.1)%
Acquired & Disposed Properties	466	478	(12)	(2.5)%
Properties with Vacancy	2,000	2,127	(127)	(6.0)%
	$6,536	$6,807	$(271)	(4.0)%

	For the nine months ended September 30,
	(Dollars in Thousands)
Property Operating Expenses	2022	2021	$ Change	% Change
Same Store Properties	$12,373	$12,378	$(5)	—%
Acquired & Disposed Properties	1,515	1,478	37	2.5%
Properties with Vacancy	6,230	6,422	(192)	(3.0)%
	$20,118	$20,278	$(160)	(0.8)%

Property operating expenses consist of franchise taxes, property management fees, insurance, ground lease payments, property maintenance and repair expenses paid on behalf of certain of our properties. The decrease in property operating expenses for same store properties for the three and nine months ended September 30, 2022, from the comparable 2021 period, is a result of reduced real estate tax expense during the period, partially offset by general cost increases due to the inflationary environment during the three and nine months ended September 30, 2022. The decrease in property operating expenses for acquired and disposed of properties for the three months ended September 30, 2022, from the comparable 2021 period, is a result of a decrease in property operating expenses in relation to three property sales during the three months ended September 30, 2022. The increase in property operating expenses for acquired and disposed of properties for the nine months ended September 30, 2022, from the comparable 2021 period, is a result of an increase in property operating expenses for the 11 industrial properties acquired during the nine months ended September 30, 2022. The decrease in property operating expenses for properties with vacancy for the three and nine months ended September 30, 2022, as compared to the three and nine months ended September 30, 2021, is a result of reduced real estate tax expense during the period, partially offset by general cost increases due to the inflationary environment during the same period.

The base management fee paid to the Adviser increased for the three and nine months ended September 30, 2022, as compared to the three and nine months ended September 30, 2021, due to an increase in Gross Tangible Real Estate over the three and nine months ended September 30, 2022 as compared to a smaller increase in Gross Tangible Real Estate during the three and nine months ended September 30, 2021. The calculation of the base management fee is described in detail above in “Advisory and Administration Agreements.”

The incentive fee paid to the Adviser increased for the three and nine months ended September 30, 2022, as compared to the three and nine months ended September 30, 2021, due to a higher pre-incentive fee Core FFO. The increase in Core FFO is a result of an increase in operating revenues. The calculation of the incentive fee is described in detail above in “Advisory and Administration Agreements.”

The administration fee paid to the Administrator increased for the three and nine months ended September 30, 2022, as compared to the three and nine months ended September 30, 2021, due to our Administrator incurring greater costs that are allocated to us. The calculation of the administration fee is described in detail above in “Advisory and Administration Agreements.”

General and administrative expenses increased for the three and nine months ended September 30, 2022, as compared to the three and nine months ended September 30, 2021, primarily as a result of an increase in due diligence expenses for potential acquisition targets that were not completed, partially offset by a decrease in professional fees.

We recorded an impairment charge during the three and nine months ended September 30, 2022 on two properties, as we had determined the carrying value of these properties was in excess of the fair market value, and not recoverable. Accordingly, we impaired these properties to fair market value. We did not record an impairment charge during the three and nine months ended September 30, 2021.

Other Income and Expenses

Interest expense increased for the three and nine months ended September 30, 2022, as compared to the three and nine months ended September 30, 2021. This increase was primarily a result of increased interest costs on variable rate debt, as global interest rates have increased to counteract growing inflation, coupled with expensed deferred financing fees associated with mortgage repayments, and the Credit Facility amendment.

We sold three non-core office properties during the three and nine months ended September 30, 2022, and as a result, incurred a gain on sale of real estate, net. Loss on sale of real estate, net, for the nine months ended September 30, 2021, is attributable to two non-core office assets located in Rancho Cordova, California and Champaign, Illinois, being sold during the period.

Other income decreased for the three and nine months ended September 30, 2022, as compared to the three and nine months ended September 30, 2021, primarily due to a cancelled sale fee we earned during the three and nine months ended September 30, 2021, coupled with income from a legal settlement.

Net (Loss) Income (Attributable) Available to Common Stockholders and Non-controlling OP Unitholders

Net (loss) income (attributable) available to common stockholders and Non-controlling OP Unitholders increased for the three and nine months ended September 30, 2022, as compared to the three and nine months ended September 30, 2021, primarily due to the increase in operating revenues due to asset acquisition activity during and subsequent to September 30, 2021, coupled with a gain on sale of real estate, net, from three non-core office property sales, partially offset by an increase in interest expense due to higher borrowing costs on variable rate debt due to global interest rate expansion.

Liquidity and Capital Resources

Overview

Our sources of liquidity include cash flows from operations, cash and cash equivalents, borrowings under our Credit Facility and issuing additional equity securities. Our available liquidity as of September 30, 2022, was $69.5 million, consisting of approximately $13.5 million in cash and cash equivalents and available borrowing capacity of $56.0 million under our Credit Facility. Our available borrowing capacity under the Credit Facility decreased to $35.5 million as of November 7, 2022.

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

Equity Capital

During the nine months ended September 30, 2022, we raised net proceeds of $40.6 million of common equity under our Common Stock ATM Program at a net weighted average per share price of $20.38. We used these proceeds to fund acquisitions, pay down outstanding debt and for other general corporate purposes. We did not sell any of our Series E Preferred Stock under our Series E Preferred Stock Sales Agreement during the nine months ended September 30, 2022. We raised net proceeds of $3.7 million from sales of our Series F Preferred Stock during the nine months ended September 30, 2022.

As of November 7, 2022, we had the ability to raise up to $648.3 million of additional equity capital through the sale and issuance of securities that are registered under the 2020 Universal Shelf, in one or more future public offerings. Of the $648.3 million of available capacity under our 2020 Universal Shelf, approximately $26.5 million is reserved for additional sales under our Common Stock ATM Program, and approximately $621.3 million is reserved for the sale of our Series F Preferred Stock as of November 7, 2022. We expect to continue to use our Common Stock ATM Program as a source of liquidity for the remainder of 2022.

Debt Capital

As of September 30, 2022, we had 44 mortgage notes payable in the aggregate principal amount of $370.3 million, collateralized by a total of 50 properties with a remaining weighted average maturity of 4.4 years. The weighted-average interest rate on the mortgage notes payable as of September 30, 2022 was 4.19%.

We continue to see banks and non-bank lenders willing to issue mortgages. Consequently, we are focused on obtaining mortgages through regional banks, non-bank lenders and the CMBS market.

As of September 30, 2022, we had mortgage debt in the aggregate principal amount of $16.0 million payable during the remainder of 2022 and $66.1 million payable during 2023. The 2022 principal amount payable includes both amortizing principal payments and one balloon principal payments due during the remaining three months of 2022. We anticipate being able to refinance our mortgages that come due during 2022 and 2023 with a combination of new mortgage debt, availability under our Credit Facility and the issuance of additional equity securities. In addition, we have raised substantial equity under our at-the-market programs and plan to continue to use these programs.

Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2022, was $56.9 million, as compared to net cash provided by operating activities of $53.7 million for the nine months ended September 30, 2021. This change was primarily a result of an increase in operating revenues from our 11 industrial property acquisitions during the nine months ended September 30, 2022, partially offset by an increase in interest expense due to higher interest rates on variable rate debt. The majority of cash from operating activities is generated from the lease revenues that we receive from our tenants. We utilize this cash to fund our property-level operating expenses and use the excess cash primarily for debt and interest payments on our mortgage notes payable, interest payments on our Credit Facility, distributions to our stockholders, management fees to our Adviser, Administration fees to our Administrator and other entity-level operating expenses.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2022, was $75.5 million, which primarily consisted of 11 property acquisitions, coupled with capital improvements performed at certain of our properties, partially offset by the sale of three properties. Net cash used in investing activities during the nine months ended September 30, 2021, was $46.0 million, which primarily consisted of eight property acquisitions, coupled with capital improvements performed at certain of our properties, partially offset by proceeds from the sale of two properties.

Financing Activities

Net cash provided in financing activities during the nine months ended September 30, 2022, was $23.1 million, which primarily consisted of the issuance of $45.2 million of common and preferred equity, coupled with a net increase in Credit Facility borrowings of $119.2 million, partially offset by the repayment of $138.9 million of outstanding mortgage debt, and distributions paid to common, senior common and preferred shareholders. Net cash used in financing activities for the nine months ended September 30, 2021, was $8.6 million, which primarily consisted of $14.3 million of mortgage principal repayments, and distributions paid to common, senior common and preferred shareholders, partially offset by $5.5 million in new mortgage borrowings coupled with the issuance of $130.0 million of equity.

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

On February 11, 2021, we added Term Loan B, a new $65.0 million term loan component to our Credit Facility. Term Loan B has a maturity date of February 11, 2026 and a LIBOR floor of 25 basis points plus a spread ranging from 140 to 225 basis points depending on our leverage. We entered into multiple interest rate cap agreements on Term Loan B, which cap LIBOR from 1.50% to 1.75%. We incurred fees of approximately $0.5 million in connection with issuing Term Loan B. As of September 30, 2022, there was $60.0 million outstanding under Term Loan B, and we used all net proceeds to repay all outstanding borrowings on the Revolver.

On August 18, 2022, we amended, extended and upsized our Credit Facility, increasing our Revolver from $100.0 million to $120.0 million (and its term to August 2026), adding the new $140.0 million Term Loan C, decreasing the principal balance of Term Loan B to $60.0 million and extending the maturity date of Term Loan A to August 2027. Term Loan C has a maturity date of February 18, 2028 and a SOFR spread ranging from 125 to 195 basis points, depending on our leverage. On September 27, 2022 we further increased the Revolver to $125.0 million and the Term Loan C to $150.0 million, as permitted under the terms of the Credit Facility. We entered into multiple interest rate swap agreements on Term Loan C, which swap the interest rate to fixed rates from 3.15% to 3.75%. We incurred fees of approximately $4.2 million in connection with extending and upsizing our Credit Facility. As of September 30, 2022, there was $150.0 million outstanding under Term Loan C, and we used all net proceeds to repay all outstanding borrowings on the Revolver, pay off mortgage debt, and fund acquisitions. The Credit Facility’s current bank syndicate is comprised of KeyBank, Fifth Third Bank, The Huntington National Bank, Bank of America, Synovus Bank, United Bank, First Financial Bank, and S&T Bank.

As of September 30, 2022, there was $377.8 million outstanding under our Credit Facility at a weighted average interest rate of approximately 4.43% and $17.1 million outstanding under letters of credit at a weighted average interest rate of 1.75%. As of November 7, 2022, the maximum additional amount we could draw under the Credit Facility was $35.5 million. We were in compliance with all covenants under the Credit Facility as of September 30, 2022.

Contractual Obligations

The following table reflects our material contractual obligations as of September 30, 2022 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt Obligations (1)	$748,041	$79,729	$56,036	$369,357	$242,919
Interest on Debt Obligations (2)	140,297	30,973	55,284	43,563	10,477
Operating Lease Obligations (3)	8,907	492	987	1,000	6,428
Purchase Obligations (4)	9,559	5,074	3,772	713	—
	$906,804	$116,268	$116,079	$414,633	$259,824
(1)Debt obligations represent borrowings under our Revolver, which represents $7.8 million of the debt obligation due in 2026, our Term Loan A, which represents $160.0 million of the debt obligation due in 2027, our Term Loan B, which represents $60.0 million of the debt obligation due in 2026, our Term Loan C, which represents $150.0 million of the debt obligation due in 2028 and mortgage notes payable that were outstanding as of September 30, 2022. This figure does not include $(0.1) million of premiums and (discounts), net and $6.2 million of deferred financing costs, net, which are reflected in mortgage notes payable, net and borrowings under Term Loan, net on the condensed consolidated balance sheets.
(2)Interest on debt obligations includes estimated interest on borrowings under our Revolver and Term Loan and mortgage notes payable. The balance and interest rate on our Revolver, Term Loan A, Term Loan B and Term Loan C is variable; thus, the interest payment obligation calculated for purposes of this table was based upon rates and balances as of September 30, 2022.
(3)Operating lease obligations represent the ground lease payments due on four of our properties.
(4)Purchase obligations consist of tenant and capital improvements at 13 of our properties.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of September 30, 2022.

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

The following table provides a reconciliation of our FFO available to common stockholders for the three and nine months ended September 30, 2022 and 2021, respectively, to the most directly comparable GAAP measure, net income available to common stockholders, and a computation of basic and diluted FFO per weighted average share of common stock:

	For the three months ended September 30,		For the nine months ended September 30,
	(Dollars in Thousands, Except for Per Share Amounts)		(Dollars in Thousands, Except for Per Share Amounts)
	2022	2021	2022	2021
Calculation of basic FFO per share of common stock and Non-controlling OP Unit
Net income	$2,497	$4,498	$7,459	$6,657
Less: Distributions attributable to preferred and senior common stock	(3,101)	(3,038)	(9,244)	(9,105)
Less: Series D preferred stock offering costs write off	—	—	—	(2,141)
Less: Loss on extinguishment of Series F preferred stock	—	—	(5)	—
Net (loss) income (attributable) available to common stockholders and Non-controlling OP Unitholders	$(604)	$1,460	$(1,790)	$(4,589)
Adjustments:
Add: Real estate depreciation and amortization	$15,764	$14,760	$45,672	$45,661
Add: Impairment charge	10,718	—	12,092	—
Add: Loss on sale of real estate, net	—	—	—	882
Less: Gain on sale of real estate, net	(8,902)	—	(8,902)	—
FFO available to common stockholders and Non-controlling OP Unitholders - basic	$16,976	$16,220	$47,072	$41,954
Weighted average common shares outstanding - basic	39,504,734	36,768,779	38,723,581	36,296,414
Weighted average Non-controlling OP Units outstanding	273,072	256,994	262,412	337,205
Total common shares and Non-controlling OP Units	39,777,806	37,025,773	38,985,993	36,633,619
Basic FFO per weighted average share of common stock and Non-controlling OP Unit	$0.43	$0.44	$1.21	$1.15
Calculation of diluted FFO per share of common stock and Non-controlling OP Unit
Net income	$2,497	$4,498	$7,459	$6,657
Less: Distributions attributable to preferred and senior common stock	(3,101)	(3,038)	(9,244)	(9,105)
Less: Series D preferred stock offering costs write off	—	—	—	(2,141)
Less: Loss on extinguishment of Series F preferred stock	—	—	(5)	—
Net (loss) income (attributable) available to common stockholders and Non-controlling OP Unitholders	$(604)	$1,460	$(1,790)	$(4,589)
Adjustments:
Add: Real estate depreciation and amortization	$15,764	$14,760	$45,672	$45,661

Add: Impairment charge	10,718	—	12,092	—
Add: Income impact of assumed conversion of senior common stock	114	170	344	534
Add: Loss on sale of real estate, net	—	—	—	882
Less: Gain on sale of real estate, net	(8,902)	—	(8,902)	—
FFO available to common stockholders and Non-controlling OP Unitholders plus assumed conversions	$17,090	$16,390	$47,416	$42,488
Weighted average common shares outstanding - basic	39,504,734	36,768,779	38,723,581	36,296,414
Weighted average Non-controlling OP Units outstanding	273,072	256,994	262,412	337,205
Effect of convertible senior common stock	363,246	532,785	363,246	532,785
Weighted average common shares and Non-controlling OP Units outstanding - diluted	40,141,052	37,558,558	39,349,239	37,166,404
Diluted FFO per weighted average share of common stock and Non-controlling OP Unit	$0.43	$0.44	$1.21	$1.14
Calculation of diluted FFO per share of common stock and Non-controlling OP Unit, as adjusted for comparability
FFO available to common stockholders and Non-controlling OP Unitholders plus assumed conversions	$17,090	$16,390	$47,416	$42,488
Add: Series D preferred stock offering costs write off	—	—	—	2,141
FFO available to common stockholders and Non-controlling OP Unitholders plus assumed conversions, as adjusted for comparability	$17,090	$16,390	$47,416	$44,629
Weighted average common shares and Non-controlling OP Units outstanding - diluted	40,141,052	37,558,558	39,349,239	37,166,404
Diluted FFO per weighted average share of common stock and Non-controlling OP Unit, as adjusted for comparability	$0.43	$0.44	$1.21	$1.20
Distributions declared per share of common stock and Non-controlling OP Unit	$0.37620	$0.37545	$1.12860	$1.12635

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

To illustrate the potential impact of changes in interest rates on our net income for the nine months ended September 30, 2022, we have performed the following analysis, which assumes that our condensed consolidated balance sheets remain constant and that no further actions beyond a minimum interest rate or escalation rate are taken to alter our existing interest rate sensitivity.

The following table summarizes the annual impact of a 1%, 2% and 3% increase, and a 1% and 2% decrease in SOFR as of September 30, 2022. As of September 30, 2022, our effective average SOFR was 2.98%. Given that a 3% decrease in SOFR would result in a negative rate, the impact of this fluctuation is not presented below (dollars in thousands).

Interest Rate Change	(Decrease) increase to Interest Expense	Net increase (decrease) to Net Income
2% Decrease to SOFR	$(4,720)	$4,720
1% Decrease to SOFR	$(2,638)	$2,638
1% Increase to SOFR	(1,561)	1,561
2% Increase to SOFR	(1,482)	1,482
3% Increase to SOFR	(1,404)	1,404

As of September 30, 2022, the fair value of our mortgage debt outstanding was $346.8 million. Interest rate fluctuations may affect the fair value of our debt instruments. If interest rates on our debt instruments, using rates at September 30, 2022, had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased by $11.5 million and $12.3 million, respectively.

The amount outstanding under the Credit Facility approximates fair value as of September 30, 2022.

In the future, we may be exposed to additional effects of interest rate changes, primarily as a result of our Revolver, Term Loan A, Term Loan B, and Term Loan C, or long-term mortgage debt, which we use to maintain liquidity and fund expansion of our real estate investment portfolio and operations. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. Additionally, we believe that there may be minimal impact on our variable rate debt, which is based upon one month LIBOR, as a result of the expected transition from LIBOR to SOFR. We are currently monitoring the transition and the potential risks to us. We may also enter into derivative financial instruments such as interest rate swaps and caps to mitigate the interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes.

In addition to anticipated changes in interest rates, the value of our real estate is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees and borrowers, all of which may affect our ability to refinance debt, if necessary.

Item 4.	Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2022, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of September 30, 2022 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Sales of Unregistered Securities
As partial consideration in connection with the acquisition of a $5.6 million asset located in Fort Payne, Alabama on September 20, 2022, the Operating Partnership issued 134,474 OP Units, constituting an aggregate fair value of approximately $2.4 million as of the acquisition date. With regard to the OP Units issued in connection with the transaction, following a one-year holding period, the OP Units will be redeemable for cash or, at the Company’s discretion, exchangeable for shares of the Company’s common stock, in accordance with the terms of the Operating Partnership’s partnership agreement. The issuance of the OP Units pursuant to the related contribution agreement was consummated without registration under the Securities Act in reliance upon the exemption from registration in Section 4(a)(2) of the Securities Act as transactions not involving any public offering. No sales commission or other consideration was paid in connection with the sale.

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
10.1
Fourth Amended and Restated Credit Agreement and Other Loan Documents, dated as of August 18, 2022 by and among Gladstone Commercial Limited Partnership, as borrower, Gladstone Commercial Corporation and certain of its wholly owned subsidiaries, as guarantors, each of the financial institutions initially a signatory thereto together with their successors and assignees, as lenders, and KeyBank National Association, as lender and agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed August 19, 2022.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Estimated Value Methodology for Series F Cumulative Redeemable Preferred Stock as of September 30, 2022.
101.INS***	iXBRL Instance Document
101.SCH***	iXBRL Taxonomy Extension Schema Document
101.CAL***	iXBRL Taxonomy Extension Calculation Linkbase Document
101.LAB***	iXBRL Taxonomy Extension Label Linkbase Document
101.PRE***	iXBRL Taxonomy Extension Presentation Linkbase Document
101.DEF***	iXBRL Definition Linkbase
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
***	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in iXBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2022 and 2021, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gladstone Commercial Corporation

Date:	November 7, 2022	By:	/s/ Gary Gerson
Gary Gerson
Chief Financial Officer

Date:	November 7, 2022	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors