Form 10-K
period 2022-12-31
GLADSTONE COMMERCIAL CORP
filed 2023-02-22
CIK 1234006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________________________
FORM 10-K
____________________________________________________________________
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the voting common stock held by non-affiliates of the Registrant on June 30, 2022, based on the closing price on that date of $18.84 on the Nasdaq Global Select Market, was $725,471,595. For the purposes of calculating this amount only, all directors and executive officers of the Registrant and entities controlled by our directors and executive officers have been treated as affiliates. There were 39,987,248 shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of February 22, 2023.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement, to be filed no later than April 30, 2023, relating to the Registrant’s 2023 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K.

GLADSTONE COMMERCIAL CORPORATION
FORM 10-K FOR THE YEAR ENDED
DECEMBER 31, 2022

Forward-Looking Statements

Our disclosure and analysis in this Annual Report on Form 10-K (“Form 10-K”), and the documents that are incorporated by reference herein, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These forward-looking statements include information about possible or assumed future events, including, among other things, discussion and analysis of our future performance and financial condition, results of operations and funds from operations (“FFO”), our strategic plans and objectives, cost management, occupancy and leasing rates and trends, liquidity and ability to refinance our indebtedness as it matures, anticipated capital expenditures (and access to capital) required to complete projects, amounts of anticipated cash distributions to our stockholders in the future, the impact of public health emergencies, and other matters. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “should,” “could,” “would,” “believes,” “seeks,” “estimates,” “may” “provided,” “growth,” “if,” “possible,” “likely,” and variations of these words and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements contain these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Forward-looking statements speak only as of the date they are made. Statements regarding the following subjects, among others, are forward-looking by their nature:

•future re-leasing efforts;
•our business and financing strategy;
•effects of public health emergencies and pandemics on our business, results of operations, liquidity and financial condition;
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

These forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account information currently available to us. Forward-looking statements involve inherent uncertainty and may ultimately prove to be incorrect or false. Although we believe that the expectations reflects in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These beliefs, assumptions, and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or actual operating results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to:

•general volatility of the capital markets and the market price of our common and preferred stock;
•inflation, rising interest rates and recessionary conditions;
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
•defaults upon, early termination of or non-renewal of leases by tenants;
•decreased rental rates or increased vacancy rates;
•the degree and nature of our competition, including other real estate investment companies;
•availability, terms and deployment of capital, including the ability to maintain and borrow under our $125.0 million unsecured revolving credit facility, $160.0 million term loan facility, $60.0 million term loan facility and $150.0 million term loan facility (together, the “Credit Facility”), arrange for long-term mortgages on our properties, secure additional long-term lines of credit and raise equity capital;
•our Adviser’s ability to identify, hire and retain highly-qualified personnel;
•changes in our industry or the general economy;
•changes in real estate and zoning laws and increases in real property tax rates;
•changes in governmental regulations, tax rates and similar matters;
•the national and global political environment, including foreign relations and trading policies;
•the impact of health emergencies and pandemics, including the COVID-19 pandemic, on the economy and the capital markets, which may precipitate or exacerbate other risks and/or uncertainties;
•environmental uncertainties and risks related to natural disasters; and
•the loss of any of our key officers, such as Mr. David Gladstone, our chairman and chief executive officer, Mr. Terry Lee Brubaker, our vice chairman and chief operating officer, Mr. Arthur “Buzz” Cooper, our president, or Mr. Gary Gerson, our chief financial officer.

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

As of February 22, 2023:

•we owned 137 properties totaling 17.2 million square feet (all references herein and throughout the Notes to Consolidated Financial Statements to the number of properties and square footage are unaudited) of rentable space, located in 27 states;
•our occupancy rate was 95.9%;
•the weighted average remaining term of our mortgage debt was 4.1 years, and the weighted average interest rate was 5.15%; and
•the average remaining lease term of the portfolio was 6.9 years.

We conduct substantially all of our business activities through an Umbrella Partnership Real Estate Investment Trust structure, by which all of our properties are held, directly or indirectly, by Gladstone Commercial Limited Partnership (the “Operating Partnership”). We control the sole general partner of the Operating Partnership and currently own, directly or indirectly, approximately 99.0% of the common units of limited partnership interest in the Operating Partnership (“OP Units”). We have in the past, and may in the future, issue OP Units in connection with the acquisition of commercial real estate, and thereby potentially expand the number of limited partners of the Operating Partnership. Limited partners who hold limited partnership units in our Operating Partnership for at least one year will generally be entitled to cause us to redeem these units for cash or, at our election, shares of our common stock on a one-for-one basis.

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

In addition to our use of leverage, we were active in the equity markets during 2022 by issuing shares of common stock under our common stock at-the-market program (“Common ATM Program”), pursuant to our At-the-Market Equity Offering Sales Agreement (the “Common Stock Sales Agreement”) with Robert W. Baird & Co. Incorporated (“Baird”), Goldman Sachs & Co. LLC (“Goldman Sachs”), Stifel, Nicolaus & Company, Incorporated (“Stifel”), BTIG, LLC, and Fifth Third Securities, Inc. (“Fifth Third”) (collectively, the “Common Stock Sales Agents”). We voluntarily redeemed all outstanding shares of our 7.00% Series D Cumulative Redeemable Preferred Stock, par value $0.001 per share (“Series D Preferred Stock”) on June 30, 2021, through raising proceeds from an underwritten public offering of Series G Preferred Stock. We also issued shares of our Series F Preferred Stock through bimonthly closings of this registered non-traded continuous offering. Although we did not sell any shares of our Series E Preferred Stock during the year ended December 31, 2022, we also had an at-the-market program for our Series E Preferred Stock during the period. We terminated that program and the Common Stock Sales Agreement, effective February 10, 2023, in connection with the expiration of our registration statement on Form S-3 (File No. 333-236143) (the “2020 Registration Statement”) on February 11, 2023.

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

We anticipate that we will continue to make substantially all of our investments through our Operating Partnership. Our Operating Partnership may acquire interests in real property or mortgage loans in exchange for the issuance of common shares, OP Units, cash, or through a combination of the aforementioned. OP Units issued by our Operating Partnership generally will be redeemable for cash or, at our election, shares of our common stock on a one-for-one basis after the one-year anniversary of their issuance. We may in the future also conduct some of our business and hold some of our interests in real properties or mortgage loans through one or more wholly-owned subsidiaries that are not owned, directly or indirectly, through our Operating Partnership.

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

Underwriting Criteria, Due Diligence Process and Negotiating Lease Provisions

We consider underwriting of the real estate and the tenant for the property to be the two most important aspects of evaluating a prospective investment. In analyzing potential acquisitions of properties and leases, our Adviser reviews all aspects of the potential transaction, including tenant and real estate fundamentals, to determine whether potential acquisitions and leases can be structured to satisfy our acquisition criteria. The criteria listed below provide general guideposts that our Adviser may consider when underwriting leases and mortgage loans:

•Credit Evaluation. Our Adviser evaluates each potential tenant or borrower for its creditworthiness, considering factors such as its rating by a national credit rating agency, if any, management experience, industry position and fundamentals, operating history and capital structure. As of December 31, 2022, 40% of our lease revenues were earned from tenants that were rated by a nationally recognized statistical rating organization. A prospective tenant or borrower that is deemed creditworthy does not necessarily mean that we will consider its property to be “investment grade.” Our Adviser seeks tenants and borrowers that range from small businesses, many of which do not have publicly rated debt, to large public companies. Our Adviser’s investment professionals have substantial experience in locating and underwriting these types of companies. By leasing properties to these tenants, we believe that we will generally be able to charge rent that is higher than the rent charged to tenants with low leverage ratios and recognized credit, thereby enhancing current return from these properties as compared with properties leased to companies whose credit potential has already been recognized by the market. Furthermore, if a tenant’s credit improves, the value of our lease or investment will likely increase (if all other factors affecting value remain unchanged). In evaluating a possible investment, we believe that the creditworthiness of a prospective tenant can be a more significant factor than the unleased value of the property itself. While our Adviser selects tenants it believes to be creditworthy, tenants are not required to meet any minimum rating established by an independent credit rating agency. Our Adviser’s standards for determining whether a particular tenant is creditworthy vary in accordance with a variety of factors relating to specific prospective tenants. The creditworthiness of a tenant or borrower is determined on a tenant-by-tenant and case-by-case basis. Therefore, general standards for creditworthiness cannot be applied.

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

Currently, the majority of our mortgage borrowings are structured as non-recourse to us, with limited exceptions that would trigger recourse to us only upon the occurrence of certain fraud, misconduct, environmental or bankruptcy events. The use of non-recourse financing allows us to limit our exposure to the amount of equity invested in the properties pledged as collateral for our borrowings. Non-recourse financing generally restricts a lender’s claim on the assets of the borrower, and as a result, the lender generally may look only to the property securing the debt for its satisfaction. We believe that this financing strategy, to the extent available, protects our other assets. However, we can provide no assurance that non-recourse financing will be available on terms acceptable to us, or at all, and consequently, there may be circumstances where lenders have recourse to our other assets. None of the $359.4 million in mortgage notes payable, net, outstanding as of December 31, 2022 have recourse to the Company.

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

On August 18, 2022, we added a new $140.0 million term loan facility component (“Term Loan C”). Term Loan C has a maturity date of February 18, 2028 and a Secured Overnight Financing Rate (“SOFR”) spread ranging from 125 to 195 basis points, depending on our leverage. We also increased our Revolver from $100.0 million to $120.0 million (and its term to August 2026), decreased the principal balance of Term Loan B to $60.0 million and extended the maturity date of Term Loan A to August 2027. On September 27, 2022, we further increased the Revolver to $125.0 million and Term Loan C to $150.0 million, as permitted under the terms of the Credit Facility. We entered into multiple interest rate swap agreements on Term Loan C, which swap the interest rate to fixed rates ranging from 3.15% to 3.75%. We incurred fees of approximately $4.2 million in connection with extending and upsizing our Credit Facility. As of December 31, 2022, there was $150.0 million outstanding under Term Loan C, and we used all net proceeds to repay all outstanding borrowings on the Revolver, pay off mortgage debt, and fund acquisitions. The Credit Facility’s current bank syndicate is comprised of KeyBank, Fifth Third Bank, The Huntington National Bank, Bank of America, Synovus Bank, United Bank, First Financial Bank, and S&T Bank. We refer to Term Loan A, Term Loan B, Term Loan C and the Revolver, collectively, herein as the Credit Facility.

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

Code of Ethics

We have adopted a code of ethics and business conduct applicable to all personnel of our Adviser and Administrator that complies with the guidelines set forth in Item 406 of Regulation S-K of the Securities Act of 1933, as amended. This code establishes procedures for personal investments, restricts certain transactions by such personnel and requires the reporting of certain transactions and holdings by such personnel. A copy of this code is available for review, free of charge, on the investors section of our website at www.GladstoneCommercial.com. The information contained on or connected to our website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC. We intend to provide any required disclosure of any amendments to or waivers of this code of ethics by posting information regarding any such amendment or waiver to our website.

Our Adviser and Administrator

Our business is managed by our Adviser. The officers, directors and employees of our Adviser have significant experience in making investments in and lending to businesses of all sizes, and investing in real estate. We have entered into an investment advisory agreement with our Adviser, as amended from time to time (including the Seventh Amended and Restated Investment Advisory Agreement dated January 10, 2023, the “Advisory Agreement”), under which our Adviser is responsible for managing our assets and liabilities, for operating our business on a day-to-day basis and for identifying, evaluating, negotiating and consummating investment transactions consistent with our investment policies as determined by our Board of Directors from time to time. The Administrator employs our chief financial officer, treasurer, chief compliance officer, and general counsel and secretary (who also serves as our Administrator’s president, general counsel, and secretary) and their respective staffs and provides administrative services for us under the administration agreement with our Administrator (the “Administration Agreement”).

David Gladstone, our chairman and chief executive officer, is also the chairman, chief executive officer and the controlling stockholder of our Adviser and our Administrator. Terry Lee Brubaker, our vice chairman and chief operating officer, also serves in the same capacities for our Adviser and our Administrator. Arthur “Buzz” Cooper, our president, is also an executive managing director of our Adviser.

Our Adviser has an investment committee that approves each of our investments. This investment committee is currently comprised of Messrs. Gladstone, Brubaker, and Cooper, Laura Gladstone, who is a managing director of our Adviser, and John Sateri, who is also a managing director of our Adviser. We believe that the review process of our investment committee gives us a unique competitive advantage over other REITs because of the substantial experience that its members possess and their unique perspective in evaluating the blend of corporate credit, real estate and lease terms that collectively provide an acceptable risk for our investments.

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

Mortgage Financing Arrangement Agreement

We also entered into an agreement with Gladstone Securities, effective June 18, 2013, for it to act as our non-exclusive agent to assist us with arranging mortgage financing for properties we own. In connection with this engagement, Gladstone Securities may from time to time solicit the interest of various commercial real estate lenders or recommend to us third party lenders offering credit products or packages that are responsive to our needs. We pay Gladstone Securities a financing fee in connection with the services it provides to us for securing mortgage financing on any of our properties. The amount of these financing fees, which are payable upon closing of the financing, will be based on a percentage of the amount of the mortgage, generally ranging from 0.15% to a maximum of 1.0% of the mortgage obtained. The amount of the financing fees may be reduced or eliminated, as determined by us and Gladstone Securities, after taking into consideration various factors, including, but not limited to, the involvement of any third party brokers and market conditions. The agreement is scheduled to terminate on August 31, 2023, unless renewed and approved by our Board of Directors or earlier terminated.

Dealer Manager Agreement

On February 20, 2020 we entered into a dealer manager agreement, as amended on February 9, 2023 (together, the “Dealer Manager Agreement”), whereby Gladstone Securities acts as the exclusive dealer manager in connection with our offering (the “Offering”) of up to (i) 20,000,000 shares of our Series F Preferred Stock on a “reasonable best efforts” basis (the “Primary Offering”), and (ii) 6,000,000 shares of Series F Preferred Stock pursuant to our distribution reinvestment plan (the “DRIP”) to those holders of the Series F Preferred Stock who participate in such DRIP. The Series F Preferred Stock is registered with the SEC pursuant to a registration statement on Form S-3 (File No. 333-268549), as the same may be amended and/or supplemented (the “2022 Registration Statement”), under the Securities Act of 1933, as amended, and are offered and sold pursuant to a prospectus supplement, dated February 9, 2023, and a base prospectus dated November 23, 2022 relating to the 2022 Registration Statement (the “Prospectus”). During the years ended December 31, 2020, 2021 and 2022, the Series F Preferred Stock was registered with the SEC pursuant to the 2020 Registration Statement, and offered and sold pursuant to a prospectus supplement, dated February 20, 2020, and a base prospectus dated February 11, 2020.

Under the Dealer Manager Agreement, Gladstone Securities, as dealer manager, provides certain sales, promotional and marketing services to the Company in connection with the Offering, and the Company pays Gladstone Securities (i) selling commissions of 6.0% of the gross proceeds from sales of Series F Preferred Stock in the Primary Offering (the “Selling Commissions”), and (ii) a dealer manager fee of 3.0% of the gross proceeds from sales of Series F Preferred Stock in the Primary Offering (the “Dealer Manager Fee”). No Selling Commissions or Dealer Manager Fee are paid with respect to Shares sold pursuant to the DRIP. Gladstone Securities may, in its sole discretion, reallow a portion of the Dealer Manager Fee to participating broker-dealers in support of the Offering.

Human Capital Management

We do not currently have any employees and do not expect to have any employees in the foreseeable future. Currently, services necessary for our business are provided by individuals who are employees of our Adviser and our Administrator pursuant to the terms of the Advisory Agreement and the Administration Agreement, respectively. Each of our executive officers is an employee or officer, or both, of our Adviser or our Administrator. We expect that a total of 15 to 20 full time employees of our Adviser and our Administrator will spend substantially all or all of their time on our matters during calendar year 2023. Our president and CFO, accounting team, and the employees of our Adviser that manage our assets and our investments spend all of their time on our matters. To the extent that we acquire more investments, we anticipate that the number of employees of our Adviser and our Administrator who devote time to our matters will increase.

As of December 31, 2022, our Adviser and Administrator collectively had 74 full-time employees. A breakdown of these employees is summarized by functional area in the table below:

Number of Individuals	Functional Area
13	Executive Management
40	Investment Management, Asset Management, Portfolio Management and Due Diligence
21	Administration, Accounting, Compliance, Human Resources, Legal and Treasury

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

Government Regulations

We must own, operate, manage, acquire and develop our properties in compliance with the laws and regulations of the United States, as well as state and local laws and regulations in the markets where our properties are located, which may differ among jurisdictions. In response to public health emergencies such as the recent COVID-19 pandemic, federal governmental authorities, as well as state and local governmental authorities in jurisdictions where our properties are located, have in recent years implemented laws and regulations which impacted our ability to operate our business in the ordinary course. These governmental authorities may take similar actions in the future in the event of new public health emergencies, or if a new strain of COVID-19 emerges. Such regulations may materially affect our results of operations for the year ending December 31, 2023. Otherwise, we do not expect that compliance with the various laws and regulations we are subject to will have a material effect on our capital expenditures, results of operations and competitive position for the year ending December 31,2023, as compared to prior periods.

For additional information, see “Risk Factors - We could incur significant costs related to government regulation and private litigation over environmental matters.”, “Risk Factors - Compliance or failure to comply with laws requiring access to our properties by disabled persons could result in substantial cost.”, and “Risk Factors – We could be exposed to liability and remedial costs related to environmental matters.”

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

Some of our tenants and borrowers may have recently been either restructured using leverage, or acquired in a leveraged transaction. Tenants and borrowers that are subject to significant debt obligations may be unable to make their rent or mortgage payments if there are adverse changes to their businesses or because of the impact of public health emergencies like COVID-19. Rising interest rates, inflation and recessionary conditions also impact a tenant’s ability to timely make their rent or mortgage payments. Tenants that have experienced leveraged restructurings or acquisitions will generally have substantially greater debt and substantially lower net worth than they had prior to the leveraged transaction. In addition, the payment of rent and debt service may reduce the working capital available to leveraged entities and prevent them from devoting the resources necessary to remain competitive in their industries.

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

As of December 31, 2022, we owned 137 properties and had 137 leases on these properties, and our five largest tenants accounted for approximately 15.0% of our total lease revenue. A consequence of a limited number of tenants is that the aggregate returns we realize may be materially adversely affected by the unfavorable performance of a small number of tenants. We generally do not have fixed guidelines for industry concentration, but we are restricted from exceeding an industry concentration greater than 20% without approval of our investment committee. As of December 31, 2022, 15.1% of our total lease revenue was earned from tenants in the Telecommunications industry, 12.8% was earned from tenants in the Automotive industry, 12.0% was earned from tenants in the Diversified/Conglomerate Services industry, and 10.7% was earned from tenants in the Healthcare industry. As a result, a downturn in an industry in which we have invested a significant portion of our total assets could have a material adverse effect on us.

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

We continually assess our properties to determine if any impairments are necessary or appropriate. No assurance can be given that we will be able to recover the current carrying amount of our properties in the future. Our failure to do so would require us to recognize additional impairment charges for the period in which we reached that conclusion, which could materially and adversely affect us and our results of operations. We recognized impairment charges of $12.1 million, $0.0 million, and $3.6 million during the years ended December 31, 2022, 2021, and 2020, respectively.

Risks related to our financing

Capital markets and economic conditions can materially affect our financial condition and results of operations, the value of our equity securities, and our ability to sustain payment of distributions at current levels.

Many factors affect the value of our equity securities and our ability to make or maintain the current levels of distributions to stockholders, including the state of the capital markets and the economy. The availability of credit has been and may in the future again be adversely affected by illiquid credit markets, which could result in financing terms that are less attractive to us and/or the unavailability of certain types of debt financing. Regulatory pressures and the burden of troubled and uncollectible loans has led some lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. If these market conditions recur or if interest rates continue to fluctuate significantly, they may limit our ability and the ability of our tenants to timely refinance maturing liabilities and access the capital markets to meet liquidity needs, or may cause our tenants to incur increased costs associated with issuing debt instruments, which may materially affect our financial condition and results of operations and the value of our equity securities and our ability to sustain payment of distributions to stockholders at current levels.

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

The agreement governing our Credit Facility requires us to comply with certain financial and operational covenants. These covenants require us to, among other things, maintain certain financial ratios, including fixed charge coverage, debt service coverage and a minimum net worth. We are also required to limit our distributions to stockholders to 96% of our FFO. As of

December 31, 2022, we were in compliance with these covenants. However, our continued compliance with these covenants depends on many factors, and could be impacted by current or future economic conditions, and thus there are no assurances that we will continue to comply with these covenants. Failure to comply with these covenants would result in a default which, if we were unable to obtain a waiver from the lenders, could accelerate our repayment obligations under the Credit Facility and thereby have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay distributions to stockholders.

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

Some of our debt financing arrangements may require us to make lump-sum or “balloon” payments at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or to sell the financed property. At the time the balloon payment is due, we may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment, which could adversely affect the amount of distributions to our stockholders. We have balloon payments of $58.3 million payable during the year ending December 31, 2023.

We mortgage our properties, which subjects us to the risk of foreclosure in the event of non-payment.

We intend to acquire additional properties by using our Credit Facility and by continuing to seek long-term mortgage financing, where we will borrow a portion of the purchase price of a potential acquisition and secure the loan with a mortgage on some or all of our existing real property. We look to regional banks, insurance companies and other non-bank lenders, and, to a lesser extent, the commercial mortgage backed securities (“CMBS”) market to issue mortgages to finance our real estate activities. For the year ended December 31, 2022, we obtained approximately $62.9 million in long-term financing, which we used to acquire additional properties. If we are unable to make our debt payments as required, a lender could foreclose on the property securing its loan. This could cause us to lose part or all of our investment in such property which in turn could cause the value of our securities or the amount of distributions to our stockholders to be reduced.

We face a risk from the fact that certain of our properties are cross-collateralized.

As of December 31, 2022, the mortgages on certain of our properties were cross-collateralized. To the extent that any of the properties in which we have an interest are cross-collateralized, any default by the property owner subsidiary under the mortgage note relating to the one property will result in a default under the financing arrangements relating to any other property that also provides security for that mortgage note or is cross-collateralized with such mortgage note.

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

We may experience interest rate volatility in connection with mortgage loans on our properties or other variable-rate debt that we may obtain from time to time. Certain of our leases contain escalations based on market interest rates and the interest rate on our Credit Facility is variable. We have no outstanding principal on variable rate mortgages as of December 31, 2022. Although we seek to mitigate this risk by structuring such provisions to contain a maximum interest rate or escalation rate, as applicable, and generally obtain rate caps and interest rate swaps to limit our exposure to interest rate risk, these features or arrangements do not eliminate this risk. We are also exposed to the effects of interest rate changes as a result of holding cash and cash equivalents in short-term, interest-bearing investments. We have entered into interest rate caps and interest rate swaps to attempt to manage our exposure to interest rate fluctuations on all our outstanding variable rate mortgages as well as the outstanding Term Loan components of our Credit Facility. Additionally, increases in interest rates, or reduced access to credit markets due, among other things, to more stringent lending requirements or a high level of leverage, may make it difficult for us to refinance our mortgage debt as it matures or limit the availability of mortgage debt, thereby limiting our acquisition and/or refinancing activities. Even in the event that we are able to secure mortgage debt on, or otherwise refinance our mortgage debt, due to increased costs associated with securing financing and other factors beyond our control, we may be unable to refinance the entire mortgage debt as it matures or be subject to unfavorable terms, including higher loan fees interest rates and periodic payments, if we do refinance the mortgage debt. A significant change in interest rates could have an adverse impact on our results of operations.

Changes relating to the LIBOR calculation process may adversely affect the value of the LIBOR-indexed, floating-rate debt in our portfolio.

LIBOR has been largely replaced by SOFR as the basic rate of interest used in lending between banks and is widely used as a reference for setting the interest rate on loans globally. LIBOR is still expected to be phased out in mid-2023, when private-sector banks are no longer required to report the information used to set the rate. Without this data, LIBOR may no longer be published, or the lack of quality and quantity of data may cause the rate to no longer be representative of the market. Also, the U.S. Federal Reserve, in combination with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, recommended replacing U.S.-dollar LIBOR with SOFR. SOFR is a more generic measure than LIBOR and considers the cost of borrowing cash overnight, collateralized by U.S. Treasury securities.

At December 31, 2022, all of our variable rate debt was based upon SOFR, with the exception of $41.8 million of hedged variable rate mortgages still based on LIBOR, which we are planning to transition to SOFR prior to the targeted mid-2023 phase out of LIBOR.

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

We have acquired an interest in four of our properties by acquiring a leasehold interest in the land underlying the property, and we may acquire additional properties in the future that are subject to similar ground leases. In this situation, we have no economic interest in the land underlying the property and do not control this land; thus, this type of ownership interest poses potential risks for our business because (i) if the ground lease terminates for any reason, we will lose our interest in the property, including any investment that we made in the property, (ii) if our tenant defaults under the previously existing lease, we will continue to be obligated to meet the terms and conditions of the ground lease without the annual amount of ground lease payments reimbursable to us by the tenant, and (iii) if the third party owning the land under the ground lease disrupts our use either permanently or for a significant period of time, then the value of our assets could be impaired and our results of operations could be adversely affected.

Risks related to our Adviser and Administrator

We are dependent upon our key personnel, who are employed by our Adviser or Administrator, as applicable, for our future success, particularly David Gladstone, Terry Lee Brubaker, Arthur “Buzz” Cooper and Gary Gerson.

We are dependent on our senior management and other key management members to carry out our business and investment strategies. Our future success depends to a significant extent on the continued service and coordination of our senior management team, particularly David Gladstone, our chairman and chief executive officer, Terry Lee Brubaker, our vice chairman and chief operating officer, Arthur “Buzz” Cooper, our president, and Gary Gerson, our chief financial officer. The unplanned departure of any of our executive officers or key personnel could have a material adverse effect on our ability to implement our business strategy and to achieve our investment objectives.

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

The Advisory Agreement contemplates a quarterly incentive fee based on our Core FFO (as defined in the Advisory Agreement). Our Adviser has the ability to issue a full or partial waiver of the incentive fee for current and future periods; however, our Adviser is not required to issue any waiver. Any waiver issued by our Adviser is a voluntary, non-contractual, unconditional and irrevocable waiver. For the year ended December 31, 2021, our Advisor issued a waiver of the incentive fee of $0.02 million. For the years ended December 31, 2022 and 2020, our Adviser did not issue a full or partial waiver of the incentive fee. If our Adviser does not issue this waiver in future quarters, it could negatively impact our earnings and may compromise our ability to maintain our current level of, or increase, distributions to our stockholders, which could have a material adverse impact on the market price of our securities. Under the most recent amendment of the Advisory Agreement dated January 10, 2023, our Advisor will not receive an incentive fee for the quarters ending March 31, 2023 and June 30, 2023. Therefore, such six-month waiver is contractual.

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

Other risks

The number of shares of preferred stock outstanding may increase as a result of bimonthly closings related to our Offering of Series F Preferred Stock, which could adversely affect our business, financial condition and results of operations.

The number of outstanding shares of preferred stock may increase as a result of bimonthly closings related to our Offering of Series F Preferred Stock. The issuance of additional shares of Preferred Stock could have significant consequences on our future operations, including:

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

As of the date of this filing, unaffiliated third parties owned approximately 1.0% of the outstanding OP Units. Following any contractual lock-up provisions, including the one-year mandatory holding period, an OP Unitholder may require us to redeem the OP Units it holds for cash. At our election, we may satisfy the redemption through the issuance of shares of our common stock on a one-for-one basis. However, the limited partners’ redemption rights may not be exercised if and to the extent that the delivery of the shares upon such exercise would result in any person violating the ownership and transfer restrictions set forth in our charter. If a large number of OP Units were redeemed, it could result in the issuance of a large number of new shares of our common stock, which could dilute our existing stockholders’ ownership. Alternatively, if we were to redeem a large number of

OP Units for cash, we may be required to expend significant amounts to pay the redemption price, which may limit our funds necessary to make distributions on our common stock. Further, if we do not have sufficient cash on hand at the time the OP Units are tendered for redemption, we may be forced to sell additional shares of our common stock or preferred stock to raise cash, which could cause dilution to our existing stockholders and adversely affect the market price of our common stock.

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

In the normal course of business we and our service providers collect and retain certain personal information provided by our tenants, employees of our Administrator and Adviser, and vendors. We also rely extensively on computer systems to process transactions and manage our business. Despite careful security and controls design, implementation, updating and independent third party verification, our information technology systems, and those of our third party providers, could become subject to cyber incidents. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems or those of our third party providers for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided to us by third-party service providers. In addition, cybersecurity risks such as those above have increased in recent years in part due to increasingly numerous and sophisticated malicious cyber actors. We have implemented processes, procedures and internal controls to help prevent, detect and mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, do not guarantee that a cyber-incident will not occur, will be timely detected and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident. The development and maintenance of these measures is also costly and requires ongoing monitoring, testing and updating as technologies and processes change, and efforts to overcome security measures become increasingly sophisticated.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2022, we wholly-owned 137 properties, comprised of 17.2 million square feet of rentable space in 27 states. Our properties were 96.8% leased with an average remaining lease term of 7.0 years. See Schedule III - Real Estate and Accumulated Depreciation included elsewhere in this Annual Report on Form 10-K for a detailed listing of the properties in our portfolio.

The following table summarizes the lease expirations by year for our properties for leases in place as of December 31, 2022 (dollars in thousands):

Year of Lease Expiration	Square Feet (1)	Number of Expiring Leases	Lease Revenue for the year ended December 31, 2022	% Expiring
2023	910,526	7	10,454	7.0%
2024	1,251,411	8	6,576	4.4%
2025	561,854	10	14,313	9.6%
2026	1,795,019	13	16,717	11.2%
2027	1,833,683	13	18,716	12.6%
Thereafter	10,284,432	86	71,896	48.3%
Sold/terminated leases	N/A	N/A	10,309	6.9%
	16,636,925	137	$148,981	100.0%
(1)Our vacant square footage totaled 543,026 square feet as of December 31, 2022.
N/A - Not Applicable

The following table summarizes the geographic locations of our properties as of December 31, 2022, 2021, and 2020, respectively (dollars in thousands):

State	Lease Revenue for the twelve months ended December 31, 2022	% of Lease Revenue	Number of Leases for the twelve months ended December 31, 2022	Rentable Square Feet for the twelve months ended December 31, 2022	Lease Revenue for the twelve months ended December 31, 2021	% of Lease Revenue	Number of Leases for the twelve months ended December 31, 2021	Rentable Square Feet for the twelve months ended December 31, 2021	Lease Revenue for the year ended December 31, 2020	% of Lease Revenue	Number of Leases for the year ended December 31, 2020	Rentable Square Feet for the year ended December 31, 2020
Texas	$21,462	14.4%	14	1,377,568	$16,124	11.7%	14	1,492,768	$19,021	14.3%	14	1,474,967
Florida	16,329	11.0	9	1,045,404	16,741	12.2	9	1,038,076	16,686	12.5	11	1,038,076
Pennsylvania	14,850	10.0	10	2,224,007	15,382	11.2	10	2,224,007	13,978	10.5	10	2,224,007
Ohio	13,888	9.3	16	1,312,291	14,911	10.8	15	1,275,023	14,008	10.5	15	1,094,871
Georgia	11,674	7.8	10	1,686,986	10,778	7.8	10	1,686,986	10,360	7.8	9	1,566,986
North Carolina	8,684	5.8	10	1,539,430	6,860	5.0	8	1,113,846	6,101	4.6	8	944,943
Alabama	7,578	5.1	7	1,138,504	6,477	4.7	5	921,891	3,865	2.9	5	921,891
New Jersey	6,757	4.5	4	331,575	3,025	2.2	4	145,686	3,000	2.3	4	145,686
Michigan	6,435	4.3	6	973,638	6,374	4.6	6	973,638	6,293	4.7	6	973,638
South Carolina	5,426	3.6	2	489,683	5,559	4.0	2	424,683	4,826	3.6	2	424,683
All Other States	35,898	24.2	49	5,060,865	35,457	25.8	47	4,936,191	35,014	26.3	46	4,597,798
	$148,981	100.0%	137	17,179,951	$137,688	100.0%	130	16,232,795	$133,152	100.0%	130	15,407,546

The following table summarizes lease revenue by tenant industries for the years ended December 31, 2022, 2021 and 2020 (dollars in thousands):

	For the year ended December 31,
	2022		2021		2020
Industry Classification	Lease Revenue	Percentage of Lease Revenue	Lease Revenue	Percentage of Lease Revenue	Lease Revenue	Percentage of Lease Revenue
Telecommunications	$22,456	15.1%	$22,712	16.5%	$22,222	16.9%
Automotive	19,133	12.8	13,555	9.8	13,768	10.3
Diversified/Conglomerate Services	17,946	12.0	18,613	13.5	16,587	12.5
Healthcare	15,928	10.7	15,216	11.1	16,133	12.1
Banking	13,136	8.8	10,264	7.5	10,042	7.5
Diversified/Conglomerate Manufacturing	10,976	7.4	7,774	5.6	6,268	4.7
Buildings and Real Estate	9,319	6.3	9,582	7.0	9,050	6.8
Personal, Food & Miscellaneous Services	7,232	4.9	7,097	5.2	6,323	4.7
Beverage, Food & Tobacco	5,615	3.8	5,805	4.2	4,268	3.2
Personal & Non-Durable Consumer Products	5,531	3.7	2,495	1.8	2,450	1.8
Chemicals, Plastics & Rubber	4,838	3.2	4,703	3.4	3,647	2.7
Machinery	4,257	2.9	4,001	2.9	4,191	3.1
Containers, Packaging & Glass	3,827	2.6	2,937	2.1	1,972	1.5
Information Technology	3,515	2.4	6,657	4.8	6,899	5.2
Childcare	2,292	1.5	2,293	1.7	2,237	1.7
Printing & Publishing	917	0.6	1,668	1.2	1,377	1.0
Education	845	0.6	818	0.6	823	0.6
Electronics	725	0.5	1,013	0.7	4,412	3.3
Home & Office Furnishings	493	0.2	485	0.4	483	0.4
Total	$148,981	100.0%	$137,688	100.0%	$133,152	100.0%

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the Nasdaq, under the symbol “GOOD.” Our Board of Directors regularly evaluates our per share distribution payments as they monitor the capital markets and the impact that the economy has upon us. The decision whether to authorize and pay distributions on shares of our common stock in the future, as well as the timing, amount and composition of any such future distributions, will be at the sole and absolute discretion of our Board of Directors in light of conditions then existing, including our earnings, taxable income, FFO, financial condition, liquidity, capital requirements, debt maturities, the availability of capital, contractual prohibitions or other restrictions, applicable REIT and legal restrictions and general overall economic conditions and other factors. While the statements above concerning our distribution policy represent our current expectations, any actual distribution payable will be determined by our Board of Directors based upon the circumstances at the time of declaration and the actual number of common shares then outstanding, and any common distribution payable may vary from such expected amounts.

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

As of February 14, 2023, there were 56,188 beneficial owners of our common stock.

We pay distributions on shares of our Senior Common Stock in an amount equal to $1.05 per share per annum, declared daily and paid at the rate of $0.0875 per share per month. The Senior Common Stock is not traded on any exchange or automated quotation system.

As of February 14, 2023, there were 147 beneficial owners of our Senior Common Stock.

Sale of Unregistered Securities

We did not sell unregistered shares of stock during the fiscal year ended December 31, 2022.

Issuer Purchaser of Equity Securities

We repurchased 8,514 shares of our Series G Preferred Stock during the fiscal year ended December 31, 2022.

Stock Performance Graph

The following graph compares the cumulative stockholder return (assuming reinvestment of distributions) of our common stock with the Standard and Poor’s 500 Index (“S&P 500”) and the FTSE NAREIT All REIT Index (“FNAR”), which is a market capitalization-weighted index that includes all REITs that are listed on the New York Stock Exchange, the American Stock Exchange or the Nasdaq National Market List. The stock performance graph assumes $100 was invested on December 31, 2017.

	At December 31,
	2017	2018	2019	2020	2021	2022
GOOD	$100.00	$98.21	$128.57	$115.60	$176.15	$137.74
S&P 500	$100.00	$95.25	$128.15	$117.87	$122.21	$88.34
FNAR	$100.00	$95.90	$122.82	$115.62	$161.73	$138.04

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

As of February 22, 2023:

•we owned 137 properties totaling 17.2 million square feet of rentable space, located in 27 states;
•our occupancy rate was 95.9%;
•the weighted average remaining term of our mortgage debt was 4.1 years and the weighted average interest rate was 5.15%; and
•the average remaining lease term of the portfolio was 6.9 years.

Business Environment

The demand for industrial space has continued due to the continuing growth of e-commerce and recent trend of manufacturing onshoring, which appears to have partially rebounded from the adverse effects of COVID-19 on the commercial real estate industry in 2020, 2021, and early 2022. However, the increased cost of construction materials and product delivery delays caused by supply chain disruption and related inventory management issues, and the apparent labor shortage we are facing nationally, have resulted in inflation and higher costs for both industrial and office construction projects. Further, a tightening of available financing due primarily to higher interest rates has caused a slowdown in new construction starts throughout the fourth quarter of 2022, as compared to the record breaking third quarter of 2022, which should lead to lowered deliveries into 2024.

The industrial market recorded its strongest year in 2021, surpassing 500 million square feet in net absorption, according to research, and continued to remain strong through the third quarter of 2022 absorbing over 350 million square feet through the end of 2022. Construction activity for the industrial sector saw record amounts of groundbreakings in the third quarter of 2022, bringing the total amount under development to over 600 million square feet. Industrial markets continued to tighten, bringing the vacancy rate to an all-time low of 3.3% at the end of the third quarter of 2022. The office sector struggled less in 2022 than 2021, posting negative net absorption of 37 million square feet in 2022 compared to negative net absorption of 59 million square feet in 2021. Tenants continue to put their space up for sublease to reduce costs, with year-end sublease vacancy totaling 136 million square feet. Industry expectations are for an increase in office vacancy rates as leases roll over the next few years, which will lead to downsizing and lower renewal rates for spaces currently offered for sublease.

Interest rates remain volatile in response to competing concerns about inflationary pressures, and interest rate increases by the Federal Reserve and are expected to increase. The yield on the 10-year U.S. Treasury Note has increased significantly since the beginning of 2022 and finished 2022 at 3.88%. Global recessionary conditions may occur over the next 6-24 months as a direct result of central bank intervention to curb inflation.

As of February 22, 2023, we have collected 100% of all outstanding rent collections for calendar year 2022. In the past, we have received rent modification requests from our tenants, and we may receive additional requests in the future. However, we are unable to quantify the outcomes of the negotiation of relief packages, the success of any tenant’s financial prospects or the amount of relief requests that we will ultimately receive or grant. We believe that we have a diverse tenant base, and specifically, we do not have significant exposure to tenants in the retail, hospitality, airlines, and oil and gas industries. Additionally, our properties are located across 27 states, which we believe mitigates our exposure to economic issues, including regulations or laws implemented by state and local governments in response to public health emergencies, in any one geographic market or area. We also have a cap on industry sector concentration to further diversify our portfolio and mitigate risk.

We believe we currently have adequate liquidity in the near term, and we believe the availability on our Credit Facility is sufficient to cover all near-term debt obligations and operating expenses and to continue our industrial growth strategy. We are in compliance with all of our debt covenants. We amended our Credit Facility in 2019 to increase our borrowing capacity and extend its maturity date. In addition, on August 18, 2022, we added a new $150.0 million term loan component. We have had numerous conversations with lenders, and credit continues to be available for well capitalized borrowers. We continue to monitor our portfolio and intend to maintain a reasonably conservative liquidity position for the foreseeable future.

Other Business Environment Considerations

The short-term and long-term economic implications are unknown, in relation to recent world events including inflation, supply chain disruptions and related inventory management issues, labor shortages, rising interest rates, public health emergencies such as the COVID-19 pandemic and associated governmental responses in addition to any subsequent shift in policy, new regulations or the long-term impact of social and infrastructure spending and tax reform in the U.S. Finally, the continuing uncertainty surrounding the ability of the federal government to address its fiscal condition in both the near and long term, as well as other geopolitical issues relating to the global economic slowdown has increased domestic and global instability. These developments could cause interest rates and borrowing costs to be volatile, which may adversely affect our ability to access both the equity and debt markets and could have an adverse impact on our tenants as well.

The London Inter-bank Offered Rate (“LIBOR”) is anticipated to be phased out by June 2023, and LIBOR is being transitioned to a new standard rate, the Secured Overnight Financing Rate (“SOFR”). During 2022, we began transitioning our variable rate debt to SOFR, and, at December 31, 2022, all of our variable rate debt was based upon SOFR, with the exception of $41.8 million of hedged variable rate mortgages still based on LIBOR, which we are planning to transition to SOFR prior to the mid-2023 phase out of LIBOR.

We continue to focus on re-leasing vacant space, renewing upcoming lease expirations, re-financing upcoming loan maturities, and acquiring additional properties with associated long-term leases. At December 31, 2022, we only had five partially vacant buildings and three fully vacant buildings.

We believe our lease expiration schedule for 2023 is quite manageable as it equates to 7.0% of annual rental income with a majority of the expirations due to occur in the second half of the year. Property acquisitions increased during the third and fourth quarters of the year ended December 31, 2022 equating to almost $63.0 million in volume. Every acquisition was industrial in nature, reinforcing our commitment to increase our portfolio’s industrial allocation.

Our ability to make new investments is highly dependent upon our ability to procure financing. Our principal sources of financing generally include the issuance of equity securities, long-term mortgage loans secured by properties, borrowings under our $125.0 million senior unsecured revolving credit facility (“Revolver”), with KeyBank, which matures in August 2026, our $160.0 million term loan facility (“Term Loan A”), which matures in August 2027, our $60.0 million term loan facility (“Term Loan B”), which matures in February 2026, and our $150.0 million term loan facility (“Term Loan C”), which matures in February 2028. We refer to the Revolver, Term Loan A, Term Loan B, and Term Loan C, collectively, herein as the Credit Facility. While lenders’ credit standards have tightened, we continue to look to national and regional banks, insurance companies and non-bank lenders, in addition to the collateralized mortgage backed securities market (“CMBS”), to issue mortgages to finance our real estate activities.

Recent Developments

Sale Activity

During the year ended December 31, 2022, we continued to execute our capital recycling program, whereby we sell non-core properties and redeploy proceeds to fund property acquisitions in our target secondary growth markets, as well as repay outstanding debt. We will continue to execute our capital recycling plan and sell non-core properties as reasonable disposition opportunities become available. During the year ended December 31, 2022, we sold five non-core properties, located in Jupiter, Florida, Parsippany, New Jersey, Boston Heights, Ohio, Columbus, Ohio, and Allen, Texas, which are summarized in the table below (dollars in thousands):

Aggregate Square Footage Sold	Aggregate Sales Price	Aggregate Sales Costs	Aggregate Impairment Charge for the Twelve Months Ended December 31, 2022	Aggregate Gain on Sale of Real Estate, net
291,604	$41,270	$1,771	$1,374	$10,052

Acquisition Activity

During the year ended December 31, 2022, we acquired 13 properties, which are summarized below (dollars in thousands):

Aggregate Square Footage	Weighted Average Remaining Lease Term at Time of Acquisition	Aggregate Purchase Price	Aggregate Capitalized Acquisition Expenses	Aggregate Annualized GAAP Fixed Lease Payments	Aggregate Debt Issued
1,238,680	14.5 years	$115,364	$1,014	$8,138	$47,913

Leasing Activity

During the year ended December 31, 2022, we executed 13 lease extensions and/or modifications, which are summarized below (dollars in thousands):

Aggregate Square Footage	Weighted Average Remaining Lease Term		Aggregate Annualized GAAP Fixed Lease Payments	Aggregate Tenant Improvement	Aggregate Leasing Commissions
628,499	7.8 years	(1)	$7,724	$7,969	$2,488
(1)Weighted average remaining lease term is weighted according to the annualized GAAP rent earned by each lease. Our leases have remaining terms ranging from 1.9 years to 15.0 years.

During the year ended December 31, 2022, we had two lease terminations, which are aggregated below (dollars in thousands):

Aggregate Square Footage Reduced	Aggregate Accelerated Rent	Aggregate Accelerated Rent Recognized through December 31, 2022
216,095	$5,888	$5,710

Financing Activity

During the year ended December 31, 2022, we repaid 14 mortgages, collateralized by 28 properties, which are summarized below (dollars in thousands):

Aggregate Fixed Rate Debt Repaid	Weighted Average Interest Rate on Fixed Rate Debt Repaid
$104,906	4.64%

Aggregate Variable Rate Debt Repaid	Weighted Average Interest Rate on Variable Rate Debt Repaid
$30,336	LIBOR/SOFR +	2.50%

During the year ended December 31, 2022, we issued six mortgages, collateralized by 11 properties, which are summarized below (dollars in thousands):

Aggregate Fixed Rate Debt Issued		Weighted Average Interest Rate on Fixed Rate Debt
$47,913	(1)	4.60%
(1)We issued $10.0 million of fixed rate debt with a maturity date of May 4, 2027, in connection with our two-property portfolio we acquired on May 4, 2022. The interest rate is fixed at 4.00%. We issued $10.0 million of fixed rate debt with a maturity date of June 1, 2032, in connection with our three-property acquisition on May 12, 2022. The interest rate is fixed at 3.40%. We issued $16.9 million of fixed rate debt with a maturity date of August 1, 2027, in connection with our two-property acquisition on August 5, 2022. The interest rate is fixed at 4.95%. We issued $4.4 million of swapped to fixed rate debt with a maturity date of September 16, 2029, in connection with our property acquisition on September 16, 2022. The interest rate is swapped to a fixed rate of 5.39%. We issued $6.6 million of swapped to fixed rate debt with a maturity date of September 16, 2029, in connection with the property acquisition on October 26, 2022. The interest rate is swapped to a fixed rate of 5.90%.

Variable Rate Debt Issued		Interest Rate on Variable Rate Debt
$15,000	(1)	SOFR +	2.50%
(1)We issued $15.0 million of variable rate debt in connection with refinancing mortgage debt at two properties with a new maturity date of April 27, 2024 and interest rate of SOFR plus 2.50%. This mortgage was repaid on August 18, 2022.

During the year ended December 31, 2022, we extended the maturity date of three mortgages, collateralized by five properties, which is summarized in the table below (dollars in thousands):

Aggregate Fixed Rate Debt Extended	Weighted Average Interest Rate on Fixed Rate Debt Extended	Extension Term
$14,633	5.41%	1.0 year

Variable Rate Debt Extended		Interest Rate on Variable Rate Debt Extended		Extension Term
$7,059	(1)	LIBOR +	2.75%	1.0 year
(1)We repaid this mortgage on August 18, 2022.

Equity Activity

Common Stock ATM Program

During the year ended December 31, 2022, we sold 2.1 million shares of common stock, raising approximately $43.2 million in net proceeds under our Common ATM Program, pursuant to which we may sell shares of our common stock in an aggregate offering price of up to $250.0 million (the “Common Stock ATM Program”). As of December 31, 2022, we had a remaining capacity to sell up to $23.9 million of common stock under the Common Stock Sales Agreement. The proceeds from these issuances were used to acquire real estate, repay outstanding debt and for other general corporate purposes. We terminated the Common Stock Sales Agreement effective February 10, 2023 in connection with the expiration of our registration statement on Form S-3 (File No. 333-236143) (the “2020 Registration Statement”) on February 11, 2023.

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

Articles Supplementary Reclassifying Remaining Series D Preferred Stock

On August 5, 2021, we filed Articles Supplementary (the “Reclassification Articles Supplementary”) with the SDAT, pursuant to which our board of directors reclassified and designated the remaining 2,490,445 shares of authorized but unissued Series D Preferred Stock as additional shares of common stock. After giving effect to the filing of the Reclassification Articles

Supplementary in August 2021, our authorized capital stock consisted of 62,290,000 shares of common stock, 6,760,000 shares of Series E Preferred Stock, 26,000,000 shares of Series F Preferred Stock, 4,000,000 shares of Series G Preferred Stock, and 950,000 shares of senior common stock. The Reclassification Articles Supplementary did not increase our authorized shares of capital stock.

Series E Preferred ATM Program

During the year ended December 31, 2022, we had an At-the-Market Equity Offering Sales Agreement (the “Series E Preferred Stock Sales Agreement”) with sales agents Baird, Goldman Sachs, Stifel, Fifth Third, and U.S. Bancorp Investments, Inc., pursuant to which we could, from time to time, offer to sell shares of our Series E Preferred Stock, in an aggregate offering price of up to $100.0 million (the “Series E Preferred ATM Program”). We did not sell any shares of our Series E Preferred Stock pursuant to the Series E Preferred Stock Sales Agreement during the year ended December 31, 2022. As of December 31, 2022, we had remaining capacity to sell up to $92.8 million of Series E Preferred Stock under the Series E Preferred ATM Program. We terminated the Series E Preferred Stock Sales Agreement effective February 10, 2023 in connection with the expiration of the 2020 Registration Statement on February 11, 2023.

Universal Shelf Registration Statement

On January 11, 2019, we filed a registration statement on Form S-3 (File No. 333-229209), and an amendment thereto on Form-S-3/A on January 24, 2019 (collectively referred to as the “2019 Registration Statement”). The 2019 Registration Statement became effective on February 13, 2019 and replaced our prior shelf registration statement. The 2019 Registration Statement allowed us to issue up to $500.0 million of securities and expired on February 13, 2022.

On January 29, 2020, we filed the 2020 Registration Statement. The 2020 Registration Statement was declared effective on February 11, 2020 and was in addition to the 2019 Registration Statement. The 2020 Registration Statement allowed us to issue up to an additional $800.0 million of securities. Of the $800.0 million of available capacity under our 2020 Registration Statement, approximately $636.5 million was reserved for the sale of Series F Preferred Stock. As of December 31, 2022, we had the ability to issue up to $644.0 million of securities under the 2020 Registration Statement. The 2020 Registration Statement expired on February 11, 2023.

On November 23, 2022, we filed an automatic registration statement on Form S-3 (File No. 333-268549) (the “2022 Registration Statement”). There is no limit on the aggregate amount of the securities that we may offer pursuant to the 2022 Registration Statement.

Preferred Series F Continuous Offering

On February 20, 2020, we filed with the Maryland Department of Assessments and Taxation Articles Supplementary (i) setting forth the rights, preferences and terms of the Series F Preferred Stock and (ii) reclassifying and designating 26,000,000 shares of the Company’s authorized and unissued shares of common stock as shares of Series F Preferred Stock. The reclassification decreased the number of shares classified as common stock from 86,290,000 shares immediately prior to the reclassification to 60,290,000 shares immediately after the reclassification. We sold 238,100 shares of our Series F Preferred Stock, raising $5.4 million in net proceeds, during the year ended December 31, 2022. As of December 31, 2022, we had remaining capacity to sell up to $619.6 million of Series F Preferred Stock.

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

On August 5, 2021, the Operating Partnership adopted the Fourth Amendment to its Second Amended and Restated Agreement of Limited Partnership, including Exhibit SGP thereto, to remove all references to the 7.00% Series D Cumulative Redeemable Preferred Units of the Partnership and update the rights, privileges, and preferences accordingly.

Amendments to the Advisory Agreement

On July 14, 2020, we amended and restated our existing advisory agreement with our Advisor (as defined herein), as amended from time to time (the “Advisory Agreement”), by entering into the Sixth Amended and Restated Investment Advisory Agreement between the Company and the Adviser (the “Sixth Amended Advisory Agreement”). The Company’s entrance into the Sixth Amended Advisory Agreement was approved by its Board of Directors, including, specifically, unanimously by its independent directors. The Sixth Amended Advisory Agreement revised and replaced the Fifth Amended and Restated Investment Advisory Agreement between the Company and the Adviser (the “Fifth Amended Advisory Agreement”), under which the calculation of the Base Management Fee was based on Total Equity (as was defined in the Fifth Amended Advisory Agreement), with a calculation based on Gross Tangible Real Estate (as defined in the Sixth Amended Advisory Agreement). The revised Base Management Fee is payable quarterly in arrears and calculated at an annual rate of 0.425% (0.10625% per quarter) of the prior calendar quarter’s “Gross Tangible Real Estate,” defined as the current gross value of the Company’s property portfolio (meaning the aggregate of each property’s original acquisition price plus the cost of any subsequent capital improvements thereon). The calculation of the other fees in the Advisory Agreement remained unchanged. The revised Base Management Fee calculation began with the fee calculations for the quarter ended September 30, 2020.

On January 10, 2023, we amended the Sixth Amended Advisory Agreement, by entering into the Seventh Amended and Restated Investment Advisory Agreement between the Company and the Adviser (the “Seventh Amended Advisory Agreement”), which was approved unanimously by our board of directors, including specifically, our independent directors. The Seventh Amended Advisory Agreement waived the payment of the incentive fee, as applicable, for the quarters ending March 31, 2023 and June 30, 2023. The calculation of the other fees remains unchanged.

Non-controlling Interests in Operating Partnership

As of December 31, 2022 and 2021, we owned approximately 99.0% and 99.3%, respectively, of the outstanding OP Units. On September 20, 2022, we issued 134,474 OP Units as partial consideration to acquire our 49,375 square foot property located in Fort Payne, Alabama for $5.6 million. During the year ended December 31, 2021, we redeemed 246,039 OP units for an equivalent amount of common stock.

The Operating Partnership is required to make distributions on each OP Unit in the same amount as those paid on each share of the Company’s common stock, with the distributions on the OP Units held by the Company being utilized to make distributions to the Company’s common stockholders.

As of December 31, 2022 and 2021, there were 391,468 and 256,994 outstanding OP Units held by Non-controlling OP Unitholders, respectively.

Personnel Activity

On January 11, 2022, the board of directors appointed Mr. Arthur “Buzz” Cooper as our co-president to serve alongside Mr. Robert Cutlip, who announced his intention to resign on or about June 30, 2022. Mr. Cutlip’s resignation was in connection with his planned retirement. Mr. Cutlip resigned as of June 30, 2022, and Mr. Cooper is now our sole president.

Our Adviser and Administrator

Gladstone Management Corporation, a Delaware corporation (our “Adviser”) is led by a management team with extensive experience purchasing real estate. Our Adviser and Gladstone Administration, LLC, a Delaware limited liability company (our “Administrator”) are controlled by Mr. Gladstone, who is also our chairman and chief executive officer. Mr. Gladstone also serves as the chairman and chief executive officer of both our Adviser and Administrator. Mr. Brubaker, our vice chairman and chief operating officer, is also the vice chairman and chief operating officer of our Adviser and Administrator. Mr. Cooper, our president, is also an executive managing director of our Adviser. Our Administrator employs our chief financial officer, treasurer, chief compliance officer, and general counsel and secretary (who also serves as our Administrator’s president, general counsel, and secretary) and their respective staffs.

Our Adviser and Administrator also provide investment advisory and administrative services, respectively, to certain of our affiliates, including, but not limited to, Gladstone Capital Corporation (“Gladstone Capital”) and Gladstone Investment Corporation (“Gladstone Investment”), both publicly-traded business development companies, as well as Gladstone Land Corporation (“Gladstone Land”), a publicly-traded REIT that primarily invests in farmland. With the exception of Mr. Gerson, our chief financial officer, Jay Beckhorn, our treasurer, and Mr. Cooper, our president, all of our executive officers and all of our directors serve as either directors or executive officers, or both, of Gladstone Capital and Gladstone Investment. In addition, with the exception of Messrs. Cooper and Gerson, all of our executive officers and all of our directors, serve as either directors or executive officers, or both, of Gladstone Land. Messrs. Cooper and Gerson generally spend all of their time focused on the Company, and do not put forth any material efforts in assisting affiliated companies. In the future, our Adviser may provide investment advisory services to other companies, both public and private.

Advisory and Administration Agreements

Many of the services performed by our Adviser and Administrator in managing our day-to-day activities are summarized below. This summary is provided to illustrate the material functions which our Adviser and Administrator perform for us pursuant to the terms of the Advisory Agreement with our Advisor and an administration agreement with our Administrator (the “Administration Agreement”).

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

On January 10, 2023, we amended and restated the Sixth Amended Advisory Agreement, by entering into the Seventh Amended Advisory Agreement, which was approved unanimously by our board of directors, including specifically, our independent directors. The Seventh Amended Advisory Agreement waived the payment of the incentive fee, as applicable, for the quarters ending March 31, 2023 and June 30, 2023. The calculation of the other fees remains unchanged.

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

Capital Gain Fee

Under the Advisory Agreement, we will pay to the Adviser a capital gains-based incentive fee that will be calculated and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement). In determining the capital gain fee, we will calculate aggregate realized capital gains and aggregate realized capital losses for the applicable time period. For this purpose, aggregate realized capital gains and losses, if any, equals the realized gain or loss calculated by the difference between the sales price of the property, less any costs to sell the property and the all-in acquisition cost of the disposed property. At the end of the fiscal year, if this number is positive, then the capital gain fee payable for such time period shall equal 15.0% of such amount. No capital gain fee was recognized during the years ended December 31, 2022, 2021, and 2020.

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

Critical Accounting Policies

The preparation of our financial statements in accordance with GAAP, requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1, “Organization, Basis of Presentation and Significant Accounting Policies,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, as well as a summary of recently issued accounting pronouncements and their expected impact to our current and future financial statements. There were no material changes to our critical accounting policies during the year ended December 31, 2022.

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

Using the methodology discussed above, we evaluated our entire portfolio, as of December 31, 2022, for any impairment indicators and performed an impairment analysis on select properties that had an indication of impairment.

We will continue to monitor our portfolio for any other indicators of impairment.

Results of Operations

The weighted average yield on our total portfolio, which was 7.7% and 7.9% at December 31, 2022 and 2021, respectively, is calculated by taking the annualized straight-line rents, reflected as lease revenue on our consolidated statements of operations, of each acquisition as a percentage of the acquisition cost. The weighted average yield does not account for the interest expense incurred on the mortgages placed on our properties or other types of existing indebtedness.

A comparison of our operating results for the year ended December 31, 2022 and 2021 is below (dollars in thousands, except per share amounts):

	For the year ended December 31,
	2022	2021	$ Change	% Change
Operating revenues
Lease revenue	$148,981	$137,688	$11,293	8.2%
Total operating revenues	$148,981	$137,688	$11,293	8.2%
Operating expenses
Depreciation and amortization	$61,664	$60,311	$1,353	2.2%
Property operating expenses	26,832	27,098	(266)	(1.0)%
Base management fee	6,331	5,882	449	7.6%
Incentive fee	5,270	4,859	411	8.5%
Administration fee	1,864	1,448	416	28.7%
General and administrative	3,705	3,218	487	15.1%
Impairment charge	12,092	—	12,092	100.0%
Total operating expense before incentive fee waiver	$117,758	$102,816	$14,942	14.5%
Incentive fee waiver	—	(16)	16	(100.0)%
Total operating expenses	$117,758	$102,800	$14,958	14.6%
Other (expense) income
Interest expense	$(32,457)	$(26,887)	$(5,570)	20.7%
Gain (loss) on sale of real estate, net	10,052	(1,148)	11,200	(975.6)%
Other income	454	2,880	(2,426)	(84.2)%
Total other expense, net	$(21,951)	$(25,155)	$3,204	(12.7)%
Net income	$9,272	$9,733	$(461)	(4.7)%
Distributions attributable to Series D, E, F, and G preferred stock	(11,903)	(11,488)	(415)	3.6%
Series D preferred stock offering costs write off	—	(2,141)	2,141	(100.0)%
Distributions attributable to senior common stock	(458)	(698)	240	(34.4)%
Loss on extinguishment of Series F preferred stock	(10)	—	(10)	100.0%
Gain on repurchase of Series G preferred stock	37	—	37	100.0%
Net loss attributable to common stockholders and Non-controlling OP Unitholders	$(3,062)	$(4,594)	$1,532	(33.3)%
Net loss attributable to common stockholders and Non-controlling OP Unitholders per weighted average share and unit - basic & diluted	$(0.08)	$(0.12)	$0.04	(33.3)%
FFO available to common stockholders and Non-controlling OP Unitholders - basic (1)	$60,642	$56,865	$3,777	6.6%
FFO available to common stockholders and Non-controlling OP Unitholders - diluted (1)	$61,100	$57,563	$3,537	6.1%
FFO available to common stockholders and Non-controlling OP Unitholders - diluted, as adjusted for comparability (1)	$61,100	$59,704	$1,396	2.3%
FFO per weighted average share of common stock and Non-controlling OP Unit - basic (1)	$1.55	$1.54	$0.01	0.6%
FFO per weighted average share of common stock and Non-controlling OP Unit - diluted (1)	$1.54	$1.54	$—	—%
FFO per weighted average share of common stock and Non-controlling OP Unit - diluted, as adjusted for comparability (1)	$1.54	$1.60	$(0.06)	(3.8)%
(1)Refer to the “Funds from Operations” section below within the Management’s Discussion and Analysis section for the definition of FFO and FFO, as adjusted for comparability.

Same Store Analysis

For the purposes of the following discussion, same store properties are properties we owned as of January 1, 2021, which have not been subsequently vacated or disposed. Acquired and disposed properties are properties which were either acquired, disposed of or classified as held for sale at any point subsequent to December 31, 2020. Properties with vacancy are properties that were fully vacant or had greater than 5% vacancy, based on square footage, at any point subsequent to January 1, 2021.

Operating Revenues

	For the year ended December 31,
	(Dollars in Thousands)
Lease Revenues	2022	2021	$ Change	% Change
Same Store Properties	$110,270	$108,689	$1,581	1.5%
Acquired & Disposed Properties	20,510	12,080	8,430	69.8%
Properties with Vacancy	18,201	16,919	1,282	7.6%
	$148,981	$137,688	$11,293	8.2%

Lease revenues consist of rental income and operating expense recoveries earned from our tenants. Lease revenues from same store properties increased for the year ended December 31, 2022, primarily due to accelerated rent from one tenant that terminated their lease early and will remain in the building through January 2023, partially offset by less income recognized from tenant funded projects, where our tenants used their capital to improve our buildings. Lease revenues increased for acquired and disposed of properties for the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily due to accelerated rent from two lease terminations, one of which related to a property we sold. This was coupled with our acquisition of 13 properties during the year ended December 31, 2022, and the inclusion of a full year of lease revenues recorded in 2022 for 11 properties acquired during the year ended December 31, 2021, partially offset by a decrease in lease revenues from the eight properties sold during and subsequent to December 31, 2021. Lease revenues increased for properties with vacancy for the year ended December 31, 2022 due to vacant space being leased.

Operating Expenses

Depreciation and amortization increased for the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily due to recognizing a full year of depreciation for the 11 properties acquired during the year ended December 31, 2021, as well as increased depreciation expense from the 13 properties acquired during the year ended December 31, 2022, partially offset by a decrease in depreciation expense for the five properties sold during the year ended December 31, 2022.

	For the year ended December 31,
	(Dollars in Thousands)
Property Operating Expenses	2022	2021	$ Change	% Change
Same Store Properties	$16,463	$16,164	$299	1.8%
Acquired & Disposed Properties	2,081	2,226	(145)	(6.5)%
Properties with Vacancy	8,288	8,708	(420)	(4.8)%
	$26,832	$27,098	$(266)	(1.0)%

Property operating expenses consist of franchise taxes, management fees, insurance, ground lease payments, property maintenance and repair expenses paid on behalf of tenants at certain of our properties. Property operating expenses increased for same store properties for the year ended December 31, 2022, as compared to the year ended December 31, 2021, due to general cost increases due to the inflationary environment. The decrease in property operating expenses on acquired and disposed of properties for the year ended December 31, 2022, as compared to the year ended December 31, 2021, is a result of a decrease in property operating expenses from eight property sales during and subsequent to December 31, 2021, partially offset by increased property operating expenses on the 13 properties we acquired during the year ended December 31, 2022, coupled with a full year of property operating expenses for the 11 properties acquired during the year ended December 31, 2021. The decrease in property operating expenses for properties with vacancy for the year ended December 31, 2022, as compared to the year ended December 31, 2021, is a result of reduced real estate tax during the period, partially offset by general cost increases due to the inflationary environment.

The base management fee paid to the Adviser increased for the year ended December 31, 2022, as compared to the year ended December 31, 2021, due to an increase in gross tangible real estate, the main component of the base management fee calculation under the Sixth Amended Advisory Agreement. The calculation of the base management fee is described in detail above within “Advisory and Administration Agreements.”

The incentive fee paid to the Adviser increased for the year ended December 31, 2022, as compared to the year ended December 31, 2021, due to an increase in pre-incentive fee Core FFO. The increase in pre-incentive fee Core FFO was primarily due to an increase in lease revenues from the 13 properties acquired during the year ended December 31, 2022, coupled with a full year of lease revenues from the 11 properties acquired during the year ended December 31, 2021. The calculation of the incentive fee is described in detail above within “Advisory and Administration Agreements.”

The administration fee paid to the Administrator increased for the year ended December 31, 2022, as compared to the year ended December 31, 2021. The increase is a result of our Administrator incurring greater costs that are allocated to the Company. The calculation of the administration fee is described in detail above within “Advisory and Administration Agreements.”

General and administrative expenses increased for the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily as a result of an increase in due diligence expenses for potential acquisition targets that were not completed, coupled with an increase in legal fees.

We recorded an impairment charge during the year ended December 31, 2022 on two properties, as we had determined the carrying value of these properties was in excess of the fair market value and not recoverable. Accordingly, we impaired these properties to fair market value. We did not record an impairment charge during the year ended December 31, 2021.

Other Income and Expenses

Interest expense increased for the year ended December 31, 2022, as compared to the year ended December 31, 2021. This increase is primarily a result of increased borrowing costs, as global interest rates have increased to counteract growing inflation, coupled with expensed deferred financing fees associated with mortgage repayments and the Credit Facility amendment.

The gain on sale of real estate, net, during the year ended December 31, 2022 is a result of the sale of five properties. The loss on sale of real estate, net, during the year ended December 31, 2021 was a result of the sale of three of our properties.

Other income decreased during the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily due to legal settlement income earned during the year ended December 31, 2021.

Net Loss Attributable to Common Stockholders and Non-controlling OP Unitholders

Net loss attributable to common stockholders and Non-controlling OP Unitholders decreased for the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily due to asset acquisition activity causing an increase in operating revenues during and subsequent to December 31, 2021, coupled with a gain on sale of real estate, net, from five property sales, partially offset by an increase in interest expense due to higher borrowing costs due to global interest rate expansion.

A discussion of the results of operations for the year ended December 31, 2020 is found in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 15, 2022, which is available free of charge on the SEC's website at www.sec.gov and on the investors section of our website at www.GladstoneCommercial.com.

Liquidity and Capital Resources

Overview

Our sources of liquidity include cash flows from operations, cash and cash equivalents, borrowing capacity under our Revolver and issuing additional equity securities. Our available liquidity as of December 31, 2022, was $60.0 million, including $11.7 million in cash and cash equivalents and an available borrowing capacity of $48.3 million under our Revolver. Our available borrowing capacity under the Revolver has increased to $86.4 million as of February 22, 2023.

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

Equity Capital

The following table summarizes net proceeds raised from our various equity sales during the year ended December 31, 2022 (dollars in thousands, except for share price):

	Net Proceeds	Number of Shares Sold	Weighted Average Share Price
Common Stock ATM Program	$43,170	2,130,056	$20.53
Series F Preferred Stock Continuous Public Offering	5,415	238,100	24.96
	$48,585	2,368,156

As of February 22, 2023, there is no limit on the aggregate amount of the securities that we may offer pursuant to the 2022 Registration Statement. At December 31, 2022, we had the ability to raise up to $644.0 million of additional equity capital through the sale and issuance of securities that were registered under the 2020 Registration Statement. Of the $644.0 million of available capacity under our 2020 Registration Statement, approximately $23.9 million was reserved for additional sales under our Common Stock ATM Program, and approximately $619.6 million was reserved for the sale of our Series F Preferred Stock as of February 22, 2023.

Debt Capital

As of December 31, 2022, we had 44 mortgage notes payable in the aggregate principal amount of $362.0 million, collateralized by a total of 50 properties with a remaining weighted average maturity of 4.3 years. The weighted-average interest rate on the mortgage notes payable as of December 31, 2022 was 4.24%.

We continue to see banks and other non-bank lenders willing to issue mortgages. Consequently, we remain focused on obtaining mortgages through regional banks, non-bank lenders and, to a lesser extent, the commercial mortgage backed securities market.

As of December 31, 2022, we had mortgage debt in the aggregate principal amount of $67.3 million payable during 2023 and $20.4 million payable during 2024. The 2023 principal amounts payable include both amortizing principal payments and five balloon principal payments. We anticipate being able to refinance our mortgages that come due during 2023 and 2024 with a combination of new mortgage debt, availability under our Credit Facility and the issuance of additional equity securities. We have successfully repaid $135.2 million of debt over the past 12 months with either new mortgage debt or by generating additional availability by adding properties to our unsecured pool under our Credit Facility, as well as additional funds generated from our 2022 Credit Facility amendment, which resulted in us reducing our Term Loan B from $65.0 million to $60.0 million, increasing our Revolver from $100.0 million to $125.0 million, and adding Term Loan C, a new $150.0 million term loan component.

Operating Activities

Net cash provided by operating activities during the year ended December 31, 2022, was $69.2 million, as compared to net cash provided by operating activities of $70.1 million for the year ended December 31, 2021. This change was primarily a result of an increase in operating revenues received from the properties acquired during the past 12 months, partially offset by an increase in interest expense due to higher interest rates on variable rate debt. The majority of cash from operating activities is generated from the rental payments and operating expense recoveries that we receive from our tenants. We utilize this cash to fund our property-level operating expenses and use the excess cash primarily for debt and interest payments on our mortgage notes payable, interest payments on our Credit Facility, distributions to our stockholders, management fees to our Adviser, administration fees to our Administrator and other entity-level operating expenses.

Investing Activities

Net cash used in investing activities during the year ended December 31, 2022, was $82.5 million, which primarily consisted of the acquisition of 13 properties, coupled with the capital improvements performed at certain of our properties, partially offset by proceeds from the sale of real estate. Net cash used in investing activities during the year ended December 31, 2021, was $94.8 million, which primarily consisted of the acquisition of 11 properties, coupled with the capital improvements performed at certain of our properties, partially offset by proceeds from sale of real estate.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2022, was $16.2 million, which primarily consisted of proceeds from our common and preferred equity offerings, mortgage borrowings on new acquisitions and a net increase in Credit Facility borrowings, partially offset by the repayment of outstanding mortgage debt and distributions paid to our stockholders and Non-controlling OP Unitholders. Net cash provided by financing activities for the year ended December 31, 2021, was $21.8 million, which primarily consisted of proceeds from our common and preferred stock offerings, mortgage borrowings on new acquisitions and borrowings on our Credit Facility, partially offset by distributions paid to our stockholders and Non-controlling OP Unitholders.

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

On August 18, 2022, we amended, extended and upsized our Credit Facility, increasing our Revolver from $100.0 million to $120.0 million (and its term to August 2026), adding the new $140.0 million Term Loan C, decreasing the principal balance of Term Loan B to $60.0 million and extending the maturity date of Term Loan A to August 2027. Term Loan C has a maturity date of February 18, 2028 and a SOFR spread ranging from 125 to 195 basis points, depending on our leverage. On September 27, 2022 we further increased the Revolver to $125.0 million and Term Loan C to $150.0 million, as permitted under the terms of the Credit Facility. We entered into multiple interest rate swap agreements on Term Loan C, which swap the interest rate to fixed rates ranging from 3.15% to 3.75%. We also entered into an interest rate swap agreement on Term Loan A to replace the expiring rate caps, which swaps the interest rate to a fixed rate of 3.70%. We incurred fees of approximately $4.2 million in connection with extending and upsizing our Credit Facility. As of December 31, 2022, there was $150.0 million outstanding under Term Loan C, and we used all net proceeds to repay all outstanding borrowings on the Revolver, pay off mortgage debt, and fund acquisitions. The Credit Facility’s current bank syndicate is comprised of KeyBank, Fifth Third Bank, The Huntington National Bank, Bank of America, Synovus Bank, United Bank, First Financial Bank, and S&T Bank.

As of December 31, 2022, there was $393.3 million outstanding under our Credit Facility at a weighted average interest rate of approximately 5.75% and $15.6 million outstanding under letters of credit at a weighted average interest rate of 1.50%. As of February 22, 2023, the maximum additional amount we could draw under the Credit Facility was $86.4 million. We were in compliance with all covenants under the Credit Facility as of December 31, 2022.

Contractual Obligations

The following table reflects our material contractual obligations as of December 31, 2022 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt Obligations (1)	$755,287	$67,296	$59,309	$380,479	$248,203
Interest on Debt Obligations (2)	161,865	36,473	67,481	48,837	9,074
Operating Lease Obligations (3)	8,784	492	987	1,004	6,301
Purchase Obligations (4)	8,504	2,754	3,772	1,978	—
	$934,440	$107,015	$131,549	$432,298	$263,578
(1)Debt obligations represent borrowings under our Revolver, which represents $23.3 million of the debt obligation due in 2026, Term Loan A, which represents $160.0 million of the debt obligation due in 2027, Term Loan B, which represents $60.0 million of the debt obligation due in 2026, Term Loan C, which represents $150.0 million of the debt obligation due in 2028 and mortgage notes payable that were outstanding as of December 31, 2022. This figure does not include $(0.1) million of premiums and (discounts), net, and $6.0 million of deferred financing costs, net, which are reflected in mortgage notes payable, net, borrowings under Revolver, and borrowings under Term Loan A, Term Loan B and Term Loan C, net, on the consolidated balance sheet.
(2)Interest on debt obligations includes estimated interest on our borrowings under our Revolver, Term Loan A, Term Loan B, Term Loan C and mortgage notes payable. The balance and interest rate on our Revolver and Term Loan A, Term Loan B, Term Loan C is variable; thus, the interest payment obligation calculated for purposes of this table was based upon rates and balances as of December 31, 2022.
(3)Operating lease obligations represent the ground lease payments due on four of our properties.
(4)Purchase obligations consist of tenant and capital improvements at 10 of our properties.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of December 31, 2022.

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

The following table provides a reconciliation of our FFO and FFO as adjusted for comparability for the years ended December 31, 2022 and 2021 to the most directly comparable GAAP measure, net income (loss), and a computation of basic and diluted FFO and diluted FFO as adjusted for comparability per weighted average total share:

	For the twelve months ended December 31,
	(Dollars in Thousands, Except for Per Share Amounts)
	2022	2021
Calculation of basic FFO per share of common stock and Non-controlling OP Unit
Net income	$9,272	$9,733
Less: Distributions attributable to preferred and senior common stock	(12,361)	(12,186)
Less: Series D preferred stock offering costs write off	—	(2,141)
Less: Loss on extinguishment of Series F preferred stock	(10)	—
Add: Gain on repurchase of Series G preferred stock	37	—
Net loss attributable to common stockholders and Non-controlling OP Unitholders	$(3,062)	$(4,594)
Adjustments:
Add: Real estate depreciation and amortization	61,664	60,311
Add: Impairment charge	12,092	—
Add: Loss on sale of real estate, net	—	1,148
Less: Gain on sale of real estate, net	(10,052)	—
FFO available to common stockholders and Non-controlling OP Unitholders - basic	$60,642	$56,865
Weighted average common shares outstanding - basic	38,950,734	36,537,306
Weighted average Non-controlling OP Units outstanding	294,941	316,987
Total common shares and Non-controlling OP Units	39,245,675	36,854,293
Basic FFO per weighted average share of common stock and Non-controlling OP Unit	$1.55	$1.54
Calculation of diluted FFO per share of common stock and Non-controlling OP Unit
Net income	$9,272	$9,733
Less: Distributions attributable to preferred and senior common stock	(12,361)	(12,186)
Less: Series D preferred stock offering costs write off	—	(2,141)
Less: Loss on extinguishment of Series F preferred stock	(10)	—
Add: Gain on repurchase of Series G preferred stock	37	—
Net loss attributable to common stockholders and Non-controlling OP Unitholders	$(3,062)	$(4,594)
Adjustments:
Add: Real estate depreciation and amortization	61,664	60,311
Add: Impairment charge	12,092	—
Add: Income impact of assumed conversion of senior common stock	458	698
Add: Loss on sale of real estate, net	—	1,148
Less: Gain on sale of real estate, net	(10,052)	—
FFO available to common stockholders and Non-controlling OP Unitholders plus assumed conversions	$61,100	$57,563
Weighted average common shares outstanding - basic	38,950,734	36,537,306
Weighted average Non-controlling OP Units outstanding	294,941	316,987
Effect of convertible senior common stock	363,246	503,962
Weighted average common shares and Non-controlling OP Units outstanding - diluted	39,608,921	37,358,255
Diluted FFO per weighted average share of common stock and Non-controlling OP Unit	$1.54	$1.54
Calculation of diluted FFO per share of common stock and Non-controlling OP Unit, as adjusted for comparability
FFO available to common stockholders and Non-controlling OP Unitholders plus assumed conversions	$61,100	$57,563
Add: Series D preferred stock offering costs write off	—	2,141
FFO available to common stockholders and Non-controlling OP Unitholders plus assumed conversions, as adjusted for comparability	$61,100	$59,704
Weighted average common shares and Non-controlling OP Units outstanding - diluted	39,608,921	37,358,255
Diluted FFO per weighted average share of common stock and Non-controlling OP Unit, as adjusted for comparability	$1.54	$1.60
Distributions declared per share of common stock and Non-controlling OP Unit	$1.504800	$1.502175

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary risk that we believe we are and will be exposed to is interest rate risk. Certain of our leases contain escalations based on market indices, and the interest rate on our Credit Facility is variable. Although we seek to mitigate this risk by structuring such provisions of our loans and leases to contain a minimum interest rate or escalation rate, as applicable, these features do not eliminate this risk. To that end, we have entered into derivative contracts to cap interest rates for our variable rate notes payable, and we have entered into interest rate swaps whereby we pay a fixed interest rate to our respective counterparty, and receive SOFR in return. For details regarding our rate cap agreements and our interest rate swap agreements see Note 6 – Mortgage Notes Payable and Credit Facility of the accompanying consolidated financial statements.

To illustrate the potential impact of changes in interest rates on our net income for the year ended December 31, 2022, we have performed the following analysis, which assumes that our balance sheet remains constant and that no further actions beyond a minimum interest rate or escalation rate are taken to alter our existing interest rate sensitivity.

The following table summarizes the annual impact of a 1%, 2% and 3% increase, and a 1%, 2% and 3% decrease in SOFR as of December 31, 2022. As of December 31, 2022, our effective average SOFR was 4.30%. The impact of these fluctuations is presented below (dollars in thousands).

Interest Rate Change	Decrease to Interest Expense	Net increase to Net Income
3% Decrease to SOFR	$(7,551)	$7,551
2% Decrease to SOFR	(3,513)	3,513
1% Decrease to SOFR	(236)	236
1% Increase to SOFR	236	(236)
2% Increase to SOFR	471	(471)
3% Increase to SOFR	707	(707)

As of December 31, 2022, the fair value of our mortgage debt outstanding was $333.1 million. Interest rate fluctuations may affect the fair value of our debt instruments. If interest rates on our debt instruments, using rates at December 31, 2022, had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased by $11.0 million and $11.7 million, respectively.

The amount outstanding under the Credit Facility approximates fair value as of December 31, 2022.

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

As of December 31, 2022, approximately $362.0 million of our debt bore interest at fixed rates, as shown in the future principal debt payment table below (dollars in thousands):

	2023	2024	2025	2026	2027	Thereafter	Total
Fixed rate	$67,296	$20,420	$38,889	$42,381	$94,848	$98,203	$362,037
Variable rate	$—	$—	$—	$83,250	$160,000	$150,000	$393,250
	$67,296	$20,420	$38,889	$125,631	$254,848	$248,203	$755,287

Item 8. Financial Statements and Supplementary Data.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and include those policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and the dispositions of our assets, provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with appropriate authorizations; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO). Based on our assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

February 22, 2023

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Gladstone Commercial Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Gladstone Commercial Corporation and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Impairment Assessment of Real Estate – Undiscounted Future Cash Flows

As described in Notes 1, 4, and 5 to the consolidated financial statements, the Company’s consolidated total real estate, net balance was $1.0 billion as of December 31, 2022. During 2022, the Company recognized an impairment charge of $12.1 million. Management periodically reviews the carrying value of each property to determine if circumstances indicate impairment in the carrying value of the investment exists or that depreciation periods should be modified. If circumstances indicate the possibility of impairment, management prepares a projection of the undiscounted future cash flows, without interest charges, of the specific property and determines if the carrying amount of such property is recoverable. As disclosed by management, in preparing the projection of undiscounted future cash flows, management estimates cap rates and market rental rates using information obtained from market comparability studies and other comparable sources, and applies the undiscounted cash flows against their expected holding period. If impairment were indicated, the carrying value of the property would be written down to its estimated fair value based on management’s best estimate of the property’s discounted future cash flows using market derived cap rates, discount rates and market rental rates applied against the expected hold period.

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
February 22, 2023
We have served as the Company’s auditor since 2003.

Gladstone Commercial Corporation
Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Per Share Data)

	December 31, 2022	December 31, 2021
ASSETS
Real estate, at cost	$1,287,297	$1,225,258
Less: accumulated depreciation	286,994	266,672
Total real estate, net	1,000,303	958,586
Lease intangibles, net	111,622	114,494
Real estate and related assets held for sale	3,013	—
Cash and cash equivalents	11,653	7,956
Restricted cash	4,339	5,222
Funds held in escrow	8,818	7,304
Right-of-use assets from operating leases	5,131	5,361
Deferred rent receivable, net	38,884	39,066
Other assets	17,746	5,363
TOTAL ASSETS	$1,201,509	$1,143,352
LIABILITIES, MEZZANINE EQUITY AND EQUITY
LIABILITIES
Mortgage notes payable, net (1)	$359,389	$449,944
Borrowings under Revolver	23,250	33,550
Borrowings under Term Loan A, Term Loan B and Term Loan C, net	366,567	224,032
Deferred rent liability, net	39,997	26,770
Operating lease liabilities	5,308	5,509
Asset retirement obligation	4,793	3,769
Accounts payable and accrued expenses	9,606	6,736
Due to Adviser and Administrator (1)	3,356	3,431
Other liabilities	14,617	16,788
TOTAL LIABILITIES	$826,883	$770,529
Commitments and contingencies (2)
MEZZANINE EQUITY
Series D, E and G redeemable preferred stock, net, par value $0.001 per share; $25 per share liquidation preference; 10,751,486 and 10,760,000 shares authorized; and 7,052,934 and 7,061,448 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively (3)	$170,056	$170,261
TOTAL MEZZANINE EQUITY	$170,056	$170,261
EQUITY
Senior common stock, par value $0.001 per share; 950,000 shares authorized; and 431,064 and 600,061 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively (3)	$1	$1
Common stock, par value $0.001 per share, 62,305,727 and 62,290,000 shares authorized and 39,744,359 and 37,473,587 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively (3)	39	37
Series F redeemable preferred stock, par value $0.001 per share; $25 per share liquidation preference; 25,992,787 and 26,000,000 shares authorized; and 670,895 and 422,920 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively (3)	1	—
Additional paid in capital	721,327	671,134
Accumulated other comprehensive income	11,640	(1,346)
Distributions in excess of accumulated earnings	(530,228)	(468,523)
TOTAL STOCKHOLDERS' EQUITY	$202,780	$201,303
OP Units held by Non-controlling OP Unitholders (3)	1,790	1,259
TOTAL EQUITY	$204,570	$202,562
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$1,201,509	$1,143,352
(1)Refer to Note 2 “Related-Party Transactions”
(2)Refer to Note 7 “Commitments and Contingencies”
(3)Refer to Note 8 “Equity and Mezzanine Equity”

The accompanying notes are an integral part of these consolidated financial statements.

Gladstone Commercial Corporation
Consolidated Statements of Operations and Comprehensive Income
(Dollars in Thousands, Except Share and Per Share Data)

	For the year ended December 31,
	2022	2021	2020
Operating revenues
Lease revenue	$148,981	$137,688	$133,152
Total operating revenues	$148,981	$137,688	$133,152
Operating expenses
Depreciation and amortization	$61,664	$60,311	$55,424
Property operating expenses	26,832	27,098	26,004
Base management fee (1)	6,331	5,882	5,648
Incentive fee (1)	5,270	4,859	4,301
Administration fee (1)	1,864	1,448	1,598
General and administrative	3,705	3,218	3,259
Impairment charge	12,092	—	3,621
Total operating expense before incentive fee waiver	$117,758	$102,816	$99,855
Incentive fee waiver (1)	—	(16)	—
Total operating expenses	$117,758	$102,800	$99,855
Other income (expense)
Interest expense	$(32,457)	$(26,887)	$(26,803)
Gain (loss) on sale of real estate, net	10,052	(1,148)	8,096
Other income	454	2,880	395
Total other income (expense), net	$(21,951)	$(25,155)	$(18,312)
Net income	$9,272	$9,733	$14,985
Net loss (income) attributable (available) to OP Units held by Non-controlling OP Unitholders	23	40	(47)
Net income attributable to the Company	$9,295	$9,773	$14,938
Distributions attributable to Series D, E, F, and G preferred stock	(11,903)	(11,488)	(10,973)
Series D preferred stock offering costs write off	—	(2,141)	—
Distributions attributable to senior common stock	(458)	(698)	(816)
Loss on extinguishment of Series F preferred stock	(10)	—	—
Gain on repurchase of Series G preferred stock	37	—	—
Net (loss) income (attributable) available to common stockholders	$(3,039)	$(4,554)	$3,149
(Loss) income per weighted average share of common stock - basic & diluted
(Loss) income (attributable) available to common shareholders	$(0.08)	$(0.12)	$0.09
Weighted average shares of common stock outstanding
Basic and Diluted	38,950,734	36,537,306	34,040,085
Distributions declared per common share	$1.504800	$1.502175	$1.501800
Earnings per weighted average share of senior common stock	$1.05	$1.05	$1.05
Weighted average shares of senior common stock outstanding - basic	436,667	664,898	774,658
Comprehensive income
Change in unrealized gain related to interest rate hedging instruments, net	$12,115	$2,854	$(2,219)
Other Comprehensive gain	12,115	2,854	(2,219)
Net income	$9,272	$9,733	$14,985
Comprehensive income	$21,387	$12,587	$12,766
Comprehensive loss (income) attributable (available) to OP Units held by Non-controlling OP Unitholders	23	40	(47)
Total comprehensive income available to the Company	$21,410	$12,627	$12,719

(1)Refer to Note 2 “Related-Party Transactions”

The accompanying notes are an integral part of these consolidated financial statements.

Gladstone Commercial Corporation
Consolidated Statements of Equity
(Dollars in Thousands)

	Series A and B Preferred Stock	Series F Preferred Stock	Common Stock	Senior Common Stock	Series A and B Preferred Stock	Senior Common Stock	Common Stock	Series F Preferred Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income	Distributions in Excess of Accumulated Earnings	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
Balance at December 31, 2019	—	—	32,593,651	806,435	$—	$1	$32	$—	$571,205	$(2,126)	$(360,978)	$208,134	$2,903	$211,037
Issuance of Series A and B preferred stock and common stock, net	—	116,674	2,691,971	—	—	—	3	—	55,485	—	—	55,488	—	55,488
Conversion of senior common stock to common stock	—	—	46,348	(56,063)	—	—	—	—	—	—	—	—	—	—
Distributions declared to common, senior common and preferred stockholders	—	—	—	—	—	—	—	—	—	—	(63,001)	(63,001)	(756)	(63,757)
Comprehensive income	—	—	—	—	—	—	—	—	—	(2,219)	—	(2,219)	—	(2,219)
Issuance of Non-controlling OP Units as consideration in real estate acquisitions, net	—	—	—	—	—	—	—	—	—	—	—	—	503	503
Adjustment to OP Units held by Non-controlling OP Unitholders resulting from changes in ownership of the Operating Partnership	—	—	—	—	—	—	—	—	(157)	—	—	(157)	157	—
Net income	—	—	—	—	—	—	—	—	—	—	14,938	14,938	47	14,985
Balance at December 31, 2020	—	116,674	35,331,970	750,372	$—	$1	$35	$—	$626,533	$(4,345)	$(409,041)	$213,183	$2,854	$216,037
Issuance of common stock and Series F preferred stock, net	—	306,246	1,771,277	—	—	—	2	—	43,525	—	—	43,527	—	43,527
Conversion of senior common stock to common stock	—	—	124,301	(150,311)	—	—	—	—	—	—	—	—	—	—
Distributions declared to common, senior common, preferred stockholders and Non-controlling OP Unit holders	—	—	—	—	—	—	—	—	—	—	(67,114)	(67,114)	(479)	(67,593)
Comprehensive income	—	—	—	—	—	—	—	—	—	2,854	—	2,854	—	2,854
Reclassification into interest expense	—	—	—	—	—	—	—	—	—	145	—	145	—	145
Redemptions of OP Units	—	—	246,039	—	—	—	—	—	4,812	—	—	4,812	(4,812)	—
Redemption of Series D preferred stock, net	—	—		—	—	—	—	—	—	—	(2,141)	(2,141)	—	(2,141)
Adjustment to OP Units held by Non-controlling OP Unitholders resulting from changes in ownership of the Operating Partnership	—	—	—	—	—	—	—	—	(3,736)	—	—	(3,736)	3,736	—
Net income	—	—	—	—	—	—	—	—	—	—	9,773	9,773	(40)	9,733
Balance at December 31, 2021	—	422,920	37,473,587	600,061	$—	$1	$37	$—	$671,134	$(1,346)	$(468,523)	$201,303	$1,259	$202,562
Issuance of common stock and Series F preferred stock, net	—	247,975	2,130,056	—	—	—	2	1	48,633	—	—	48,636	—	48,636
Conversion of senior common stock to common stock	—	—	140,716	(168,997)	—	—	—	—	—	—	—	—	—	—
Distributions declared to common, senior common, preferred stockholders and Non-controlling OP Unit holders	—	—	—	—	—	—	—	—	—	—	(71,027)	(71,027)	(454)	(71,481)
Comprehensive income	—	—	—	—	—	—	—	—	—	12,115	—	12,115	—	12,115

Reclassification into interest expense	—	—	—	—	—	—	—	—	—	871	—	871	—	871
Issuance of Non-controlling OP Units as consideration in real estate acquisitions, net	—	—	—	—	—	—	—	—	—	—	—	—	2,394	2,394
Redemption of Series F preferred stock, net	—	—	—	—	—	—	—	—	174	—	(10)	164	—	164
Repurchase of Series G preferred stock, net	—	—	—	—	—	—	—	—	—	—	37	37	—	37
Adjustment to OP Units held by Non-controlling OP Unitholders resulting from changes in ownership of the Operating Partnership	—	—	—	—	—	—	—	—	1,386	—	—	1,386	(1,386)	—
Net income	—	—	—	—	—	—	—	—	—	—	9,295	9,295	(23)	9,272
Balance at December 31, 2022	—	670,895	39,744,359	431,064	$—	$1	$39	$1	$721,327	$11,640	$(530,228)	$202,780	$1,790	$204,570
The accompanying notes are an integral part of these consolidated financial statements.

Gladstone Commercial Corporation
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	For the year ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$9,272	$9,733	$14,985
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,664	60,311	55,424
Impairment charge	12,092	—	3,621
(Gain) loss on sale of real estate, net	(10,052)	1,148	(8,096)
Amortization of deferred financing costs	3,482	1,583	1,531
Amortization of deferred rent asset and liability, net	(4,215)	(3,271)	(1,930)
Amortization of discount and premium on assumed debt, net	47	52	57
Asset retirement obligation expense	99	96	98
Amortization of right-of-use asset from operating leases and operating lease liabilities, net	29	43	52
Bad debt expense	—	—	56
Operating changes in assets and liabilities
(Increase) decrease in other assets	(619)	602	2,875
Increase in deferred rent receivable	(1,330)	(2,900)	(1,899)
Increase (decrease) in accounts payable and accrued expenses	1,600	2,834	(1,680)
(Decrease) increase in amount due to Adviser and Administrator	(75)	471	56
(Decrease) increase in other liabilities	(942)	1,418	1,808
Tenant inducement payments	—	(20)	—
Leasing commissions paid	(1,875)	(1,974)	(1,464)
Net cash provided by operating activities	$69,177	$70,126	$65,494
Cash flows from investing activities:
Acquisition of real estate and related intangible assets	$(112,970)	$(100,153)	$(127,931)
Improvements of existing real estate	(6,822)	(5,348)	(6,360)
Proceeds from sale of real estate	39,499	8,840	35,834
Receipts from lenders for funds held in escrow	5,945	3,963	1,310
Payments to lenders for funds held in escrow	(7,459)	(2,122)	(3,229)
Receipts from tenants for reserves	1,843	3,804	2,406
Payments to tenants from reserves	(2,549)	(3,761)	(1,988)
Deposits on future acquisitions	—	—	(300)
Net cash used in investing activities	$(82,513)	$(94,777)	$(100,258)
Cash flows from financing activities:
Proceeds from issuance of equity	$49,676	$144,677	$63,609
Offering costs paid	(1,073)	(4,579)	(988)
Redemption of Series F preferred stock	(184)	—	—
Repurchase of Series G preferred stock	(176)	—	—
Redemption of Series D perpetual preferred stock	—	(87,739)	—
Borrowings under mortgage notes payable	62,913	21,500	52,578
Payments for deferred financing costs	(5,355)	(792)	(606)
Principal repayments on mortgage notes payable	(153,744)	(28,470)	(50,662)
Borrowings on term loan	150,000	65,000	37,700
Repayments on term loan	(5,000)	—	—
Borrowings from revolving credit facility	111,750	69,900	142,700
Repayments on revolving credit facility	(122,050)	(90,250)	(141,200)
Increase (decrease) in security deposits	485	98	(22)
Distributions paid for common, senior common, preferred stock and Non-controlling OP Unitholders	(71,092)	(67,592)	(63,757)
Net cash provided by financing activities	$16,150	$21,753	$39,352
Net increase (decrease) in cash, cash equivalents, and restricted cash	$2,814	$(2,898)	$4,588
Cash, cash equivalents, and restricted cash at beginning of period	$13,178	$16,076	$11,488
Cash, cash equivalents, and restricted cash at end of period	$15,992	$13,178	$16,076
SUPPLEMENTAL AND NON-CASH INFORMATION
Cash paid during year for interest	$27,844	$23,393	$26,098
Tenant funded fixed asset improvements included in deferred rent liability, net	$17,898	$9,192	$2,978
Acquisition of real estate and related intangible assets	$—	$300	$1,542

Capital improvements and leasing commissions included in accounts payable and accrued expenses	$1,632	$512	$1,070
Unrealized gain related to interest rate hedging instruments, net	$12,115	$2,854	$(2,219)
Increase in asset retirement obligation assumed in acquisition	$979	$600	$—
Non-controlling OP Units issued in connection with acquisition	$2,394	$—	$503
Series D Preferred Stock offering cost write off	$—	$2,141	$—
Dividends paid on Series F Preferred Stock via additional share issuances	$389	$—	$—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (dollars in thousands):

	For the year ended December 31,
	2022	2021	2020
Cash and cash equivalents	$11,653	$7,956	$11,016
Restricted cash	4,339	5,222	5,060
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$15,992	$13,178	$16,076

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

Subsidiaries

We conduct substantially all of our operations through the Operating Partnership. We currently control the sole general partner of the Operating Partnership and own, directly or indirectly, a majority of the limited partnership interests in the Operating Partnership (“Non-controlling OP Units”) through two of our subsidiaries, GCLP Business Trust I and II. The financial position and results of operations of the Operating Partnership are consolidated within our financial statements. As of December 31, 2022 and 2021, the Company owned 99.0% and 99.3%, respectively, of the outstanding OP Units (See Note 8, “Equity and Mezzanine Equity” for additional discussion regarding OP Units).

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

Above-market and below-market in-place lease fair values for acquired properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. When determining the non-cancelable term of the lease, we evaluate which fixed-rate renewal options, if any, should be included. The capitalized above-market lease values, included in the accompanying consolidated balance sheets as part of deferred rent receivable, are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. Total amortization related to above-market lease values was $0.8 million, $0.8 million, and $0.8 million for the years ended December 31, 2022, 2021, and 2020, respectively. The capitalized below-market lease values, included in the accompanying consolidated balance sheets as part of deferred rent liability, are amortized as an increase to rental income over the remaining non-cancelable terms of the respective leases, including any below market renewal periods. Total amortization related to below-market lease values was $5.1 million, $4.1 million, and $2.8 million for the years ended December 31, 2022, 2021, and 2020, respectively.

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

The value of in-place leases and lease origination costs are amortized to amortization expense over the remaining term of the respective leases, which generally range from seven to 15 years. The value of customer relationship intangibles, which is the benefit to us resulting from the likelihood of an existing tenant renewing its lease, are amortized to amortization expense over the remaining term and any anticipated renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Total amortization expense related to these intangible assets and liabilities was $19.1 million, $20.7 million, and $19.4 million for the years ended December 31, 2022, 2021, and 2020, respectively.

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

Deferred Financing Costs

Deferred financing costs consist of costs incurred to obtain financing, including legal fees, origination fees and administrative fees. The costs are deferred and amortized using the straight-line method, which approximates the effective interest method, over the term of the secured financing. We made payments of $5.4 million, $0.8 million, and $0.6 million for deferred financing costs during the years ended December 31, 2022, 2021, and 2020, respectively. Total amortization expense related to deferred financing costs is included in interest expense and was $3.5 million, $1.6 million, and $1.5 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Gains (Losses) on Sale of Real Estate, Net

Gains (losses) on sale of real estate, net, consist of the excess consideration received for a property over the property carrying value at the time of sale, or gains on real estate, offset by consideration received for a property less than the property carrying value at the time of sale, or loss on sale of real estate.

Lease Revenue

Lease revenue includes rents that each tenant pays in accordance with the terms of its respective lease reported evenly over the non-cancelable term of the lease. Most of our leases contain rental increases at specified intervals. We recognize such revenues on a straight-line basis. Deferred rent receivable in the accompanying consolidated balance sheet includes the cumulative difference between lease revenue, as recorded on a straight-line basis, and rents received from the tenants in accordance with the lease terms, along with the capitalized above-market in-place lease values of certain acquired properties. Deferred rent liability in the accompanying consolidated balance sheet includes the capitalized below-market in-place lease values of certain acquired properties. Accordingly, we determine, in our judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. We review deferred rent receivable, as it relates to straight line rents, on a quarterly basis and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the geographic area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, we record an allowance for uncollectible accounts or record a direct write-off of the specific rent receivable. We incurred $0.4 million, $0.4 million, and $0.2 million in deferred rent write offs during each of the years ended December 31, 2022, 2021, and 2020, respectively.

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

We may recognize a tax benefit from an uncertain tax position when it is more-likely-than-not (defined as a likelihood of more than 50%) that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. If a tax position does not meet the more-likely-than-not recognition threshold, despite our belief that the filing position is supportable, the benefit of that tax position is not recognized in the statements of operations. We recognize interest and penalties, as applicable, related to unrecognized tax benefits as a component of income tax expense. We recognize unrecognized tax benefits in the period that the uncertainty is eliminated by either affirmative agreement of the uncertain tax position by the applicable taxing authority, or by expiration of the applicable statute of limitation. For the years ended December 31, 2022, 2021, and 2020, we did not record any provisions for uncertain tax positions.

Asset Retirement Obligations

ASC 410, “Asset Retirement and Environmental Obligation,” requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. ASC 410-20-20 clarifies that the term “Conditional Asset Retirement Obligation” refers to a legal obligation (pursuant to existing laws or by contract) to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. ASC 410-20-25-6 clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We have accrued a liability at the present value of the estimated payments expected to be made and corresponding increase to the cost of the related properties for disposal related to all properties constructed prior to 1985 that have, or may have, asbestos present in the building. The liabilities are accreted to their estimated obligation over the life of the leases for the respective properties. We accrued $1.0 million and $0.6 million of liabilities in connection with acquisitions for the years ended December 31, 2022 and 2021, respectively, and no liabilities in connection with acquisitions for the year ended December 31, 2020. We recorded accretion expense of $0.1 million in each of the years ended December 31, 2022, 2021, and 2020, to general and administrative expense. Costs of future expenditures for obligations are discounted to their present value. The aggregate undiscounted obligation on all properties is $9.9 million and the discount rates used in the calculations range from 2.0% to 7.0%. We do not expect to make any material payments in conjunction with these obligations in each of the next five years.

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

Comprehensive Income

We record the effective portion of changes in the fair value of the interest rate cap and swap agreements that qualify as cash flow hedges to accumulated other comprehensive income. For the years ended December 31, 2022, 2021, and 2020, we reconciled net income to comprehensive income on the consolidated statements of operations and comprehensive income in the accompanying consolidated financial statements.

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

2. Related-Party Transactions

Gladstone Management Corporation and Gladstone Administration, LLC

We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator, which collectively employ all of our personnel and pay their salaries, benefits, and general expenses directly. Both our Adviser and Administrator are affiliates of ours, as their parent company is owned and controlled by Mr. Gladstone, our chairman and chief executive officer. Two of our executive officers, Mr. Gladstone and Mr. Brubaker (our vice chairman and chief operating officer) serve as directors and executive officers of our Adviser and our Administrator. Our president, Mr. Cooper, is also an executive managing director of our Adviser. Michael LiCalsi, our general counsel and secretary, also serves as our Administrator’s president, general counsel and secretary. We have entered into an advisory agreement with our Adviser, as amended from time to time (the “Advisory Agreement”), and an administration agreement with our Administrator (the “Administration Agreement”). The services and fees under the Advisory Agreement and Administration Agreement are described below. At December 31, 2022 and December 31, 2021, $3.4 million and $3.4 million, respectively, was collectively due to our Adviser and Administrator.

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

On January 10, 2023, the Company amended and restated the Sixth Amended Advisory Agreement by entering into the Seventh Amended and Restated Investment Advisory Agreement between the Company and the Adviser (the “Seventh Amended Advisory Agreement”). The Company’s entrance into the Amended Agreement was approved unanimously by our board of directors, including specifically, our independent directors. The Seventh Amended Advisory Agreement waived the payment of the incentive fee, as applicable, for the quarters ending March 31, 2023 and June 30, 2023. The calculation of the other fees remains unchanged.

For the years ended December 31, 2022, 2021, and 2020, we recorded a base management fee of $6.3 million, $5.9 million, and $5.6 million, respectively.

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

For the years ended December 31, 2022, 2021, and 2020, we recorded an incentive fee of $5.3 million, $4.9 million, and $4.3 million, respectively. Our Advisor issued a waiver of the incentive fee of $0.02 million during the year ended December 31, 2021. Our Adviser did not waive any portion of the incentive fee for the years ended December 31, 2022 and 2020. The Seventh Amended Advisory Agreement waived the payment of the incentive fee, as applicable, for the quarters ending March 31, 2023 and June 30, 2023. Waivers are non-contractual, unconditional, and irrevocable and cannot be recouped by the Adviser in the future.

Capital Gain Fee

Under the Advisory Agreement, we will pay to the Adviser a capital gains-based incentive fee that will be calculated and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement). In determining the capital gain fee, we will calculate aggregate realized capital gains and aggregate realized capital losses for the applicable time period. For this purpose, aggregate realized capital gains and losses, if any, equals the realized gain or loss calculated by the difference between the sales price of the property, less any costs to sell the property and the all-in acquisition cost of the disposed property. At the end of the fiscal year, if this number is positive, then the capital gain fee payable for such time period shall equal 15.0% of such amount. No capital gain fee was recognized during the years ended December 31, 2022, 2021, and 2020.

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

Administration Agreement

Under the terms of the Administration Agreement, we pay separately for our allocable portion of our Administrator’s overhead expenses in performing its obligations to us including, but not limited to, rent and our allocable portion of the salaries and benefits expenses of our Administrator’s employees, including, but not limited to, our chief financial officer, treasurer, chief compliance officer, general counsel and secretary (who also serves as our Administrator’s president, general counsel and secretary), and their respective staffs. Our allocable portion of the Administrator’s expenses are generally derived by multiplying our Administrator’s total expenses by the approximate percentage of time the Administrator’s employees perform services for us in relation to their time spent performing services for all companies serviced by our Administrator under contractual agreements. We believe that the methodology of allocating the Administrator’s total expenses by approximate percentage of time services were performed among all companies serviced by our Administrator more closely approximates fees paid to actual services performed. For the years ended December 31, 2022, 2021, and 2020, we recorded an administration fee of $1.9 million, $1.4 million, and $1.6 million, respectively. Our Board of Directors reviews and considers approving or renewing the Administration Agreement each July.

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

Mortgage Financing Arrangement Agreement

We entered into an agreement with Gladstone Securities, effective June 18, 2013, for it to act as our non-exclusive agent to assist us with arranging mortgage financing for properties we own. In connection with this engagement, Gladstone Securities will, from time to time, continue to solicit the interest of various commercial real estate lenders or recommend to us third party lenders offering credit products or packages that are responsive to our needs. We pay Gladstone Securities a financing fee in connection with the services it provides to us for securing mortgage financing on any of our properties. The amount of these financing fees, which are payable upon closing of the financing, are based on a percentage of the amount of the mortgage, generally ranging from 0.15% to a maximum of 1.0% of the mortgage obtained. The amount of the financing fees may be reduced or eliminated, as determined by us and Gladstone Securities, after taking into consideration various factors, including, but not limited to, the involvement of any third party brokers and market conditions. We paid financing fees to Gladstone Securities of $0.3 million, $0.1 million, and $0.1 million during the years ended December 31, 2022, 2021, and 2020, respectively, which are included in mortgage notes payable, net, in the consolidated balance sheets, or 0.33%, 0.33%, and 0.25% of total mortgage principal secured or extended during the respective periods. Our Board of Directors renewed the agreement for an additional year, through August 31, 2023, at its July 2022 meeting.

Dealer Manager Agreement

On February 20, 2020 we entered into a dealer manager agreement, as amended by that certain First Amendment on February 9, 2023 (the “Dealer Manager Agreement”), whereby Gladstone Securities will act as the exclusive dealer manager in connection with our offering (the “Offering”) of up to (i) 20,000,000 shares of our 6.00% Series F Cumulative Redeemable Preferred Stock of the Company, par value $0.001 per share (the “Series F Preferred Stock”), on a “reasonable best efforts” basis (the “Primary Offering”), and (ii) 6,000,000 shares of Series F Preferred Stock pursuant to our distribution reinvestment plan (the “DRIP”) to those holders of the Series F Preferred Stock who participate in such DRIP. The Series F Preferred Stock is registered with the SEC pursuant to a registration statement on Form S-3 (File No. 333-268549), as the same may be amended and/or supplemented (the “2022 Registration Statement”), under the Securities Act of 1933, as amended, and will be offered and sold pursuant to a prospectus supplement, dated February 9, 2023, and a base prospectus dated November 23, 2022 relating to the 2022 Registration Statement (the “Prospectus”). During the years ended December 31, 2020, 2021 and 2022, the Series F Preferred Stock was registered with the SEC pursuant to a registration statement on Form S-3 (File No. 333-236143), and offered and sold pursuant to a prospectus supplement, dated February 20, 2020, and a base prospectus dated February 11, 2020.

Under the Dealer Manager Agreement, Gladstone Securities, as dealer manager, will provide certain sales, promotional and marketing services to the Company in connection with the Offering, and the Company will pay Gladstone Securities (i) selling commissions of 6.0% of the gross proceeds from sales of Series F Preferred Stock in the Primary Offering (the “Selling Commissions”), and (ii) a dealer manager fee of 3.0% of the gross proceeds from sales of Series F Preferred Stock in the Primary Offering (the “Dealer Manager Fee”). No Selling Commissions or Dealer Manager Fee shall be paid with respect to Shares sold pursuant to the DRIP. Gladstone Securities may, in its sole discretion, reallow a portion of the Dealer Manager Fee to participating broker-dealers in support of the Offering. We paid fees of $0.5 million, $0.7 million, and $0.2 million to Gladstone Securities during the years ended December 31, 2022, 2021 and 2020, respectively, in connection with the Offering.

3. (Loss) Earnings per Share of Common Stock

The following tables set forth the computation of basic and diluted (loss) earnings per share of common stock for the years ended December 31, 2022, 2021 and 2020, respectively. The OP Units held by Non-controlling OP Unitholders (which may be redeemed for shares of common stock) have been excluded from the diluted earnings per share calculation, as there would be no effect on the amounts since the Non-controlling OP Unitholders’ share of income would also be added back to net income. Net income figures are presented net of such non-controlling interests in the earnings per share calculation.

We computed basic (loss) earnings per share for the years ended December 31, 2022, 2021 and 2020, respectively, using the weighted average number of shares outstanding during the periods. Diluted (loss) earnings per share for the years ended December 31, 2022, 2021 and 2020, reflects additional shares of common stock related to our convertible Senior Common Stock, if the effect would be dilutive, that would have been outstanding if dilutive potential shares of common stock had been issued, as well as an adjustment to net (loss) income (attributable) available to common stockholders as applicable to common stockholders that would result from their assumed issuance (dollars in thousands, except per share amounts).

	For the year ended December 31,
	2022	2021	2020
Calculation of basic (loss) earnings per share of common stock:
Net (loss) income (attributable) available to common stockholders	$(3,039)	$(4,554)	$3,149
Denominator for basic weighted average shares of common stock (1)	38,950,734	36,537,306	34,040,085
Basic (loss) earnings per share of common stock	$(0.08)	$(0.12)	$0.09
Calculation of diluted (loss) earnings per share of common stock:
Net (loss) income (attributable) available to common stockholders	$(3,039)	$(4,554)	$3,149
Net (loss) income (attributable) available to common stockholders plus assumed conversions (2)	$(3,039)	$(4,554)	$3,149
Denominator for basic weighted average shares of common stock (1)	38,950,734	36,537,306	34,040,085
Effect of convertible Senior Common Stock (2)	—	—	—
Denominator for diluted weighted average shares of common stock (2)	38,950,734	36,537,306	34,040,085
Diluted (loss) earnings per share of common stock	$(0.08)	$(0.12)	$0.09
(1)The weighted average number of OP Units held by Non-controlling OP Unitholders was 294,941, 316,987, and 502,586 for the years ended December 31, 2022, 2021, and 2020, respectively.
(2)We excluded convertible shares of Senior Common Stock of 363,246, 503,962 and 628,263 from the calculation of diluted earnings per share for the years ended December 31, 2022, 2021 and 2020, respectively, because it was anti-dilutive.

4. Real Estate and Intangible Assets

Real Estate

The following table sets forth the components of our investments in real estate as of December 31, 2022 and 2021, respectively, excluding real estate held for sale as of December 31, 2022 (dollars in thousands):

	December 31, 2022	December 31, 2021
Real estate:
Land (1)	$152,916	$149,773
Building and improvements	1,069,407	1,004,362
Tenant improvements	64,974	71,123
Accumulated depreciation	(286,994)	(266,672)
Real estate, net	$1,000,303	$958,586
(1)This amount includes $4,436 of land value subject to land lease agreements which we may purchase at our option for a nominal fee.

Real estate depreciation expense on building and tenant improvements was $42.6 million, $39.6 million, and $36.0 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Acquisitions

During the year ended December 31, 2022 and 2021 we acquired 13 and 11 properties, respectively, which are summarized below (dollars in thousands):

Year Ended		Aggregate Square Footage	Weighted Average Lease Term	Aggregate Purchase Price	Aggregate Capitalized Acquisition Costs
December 31, 2022	(1)	1,238,680	14.5 years	$115,364	$1,014
December 31, 2021	(2)	949,174	13.4 years	$100,453	$798
(1)On February 24, 2022, we acquired an 80,000 square foot property in Wilkesboro, North Carolina for $7.5 million. The property is fully leased to one tenant and had 12.7 years of remaining lease term at the time we acquired the property. On March 11, 2022, we acquired a 56,000 square foot property in Oklahoma City, Oklahoma for $6.0 million. The property is fully leased to one tenant and had 7.0 years of remaining lease term at the time we acquired the property. On May 4, 2022, we acquired a 260,719 square foot, two-property portfolio in Cleveland, Ohio and Fort Payne, Alabama for $19.5 million. These properties are fully leased to one tenant and had 11.4 years of remaining lease term at the time we acquired the portfolio. On May 12, 2022, we acquired a 345,584 square foot, three-property portfolio in Wilmington, North Carolina for

$18.9 million. These properties are fully leased to one tenant and had 13.1 years of remaining lease term at the time we acquired the portfolio. On August 5, 2022, we acquired a 246,000 square foot, two-property portfolio in Bridgeton, New Jersey and Vineland, New Jersey for $32.7 million. These properties are fully leased to one tenant and had 15.1 years of remaining lease term at the time we acquired the portfolio. On September 16, 2022, we acquired a 67,328 square foot property in Jacksonville, Florida for $8.1 million. This property is fully leased to one tenant and had 20.0 years of remaining lease term at the time we acquired the property. On September 20, 2022, we acquired a 49,375 square foot property in Fort Payne, Alabama for $5.6 million. This property is fully leased to one tenant and had 14.8 years of remaining lease term at the time we acquired the property. On October 26, 2022, we acquired a 68,674 square foot property in Denver, Colorado for $12.1 million. This property is fully leased to one tenant and had 20.0 years of remaining lease term at the time we acquired the property. On December 21, 2022, we acquired a 65,000 square foot property in Greenville, South Carolina for $5.0 million. The property is fully leased to one tenant and had 12.0 years of remaining lease term at the time we acquired the property.
(2)On January 22, 2021, we acquired a 180,152 square foot property in Findlay, Ohio for $11.1 million. The property is fully leased to one tenant and had 14.2 years of remaining lease term at the time we acquired the property. On June 17, 2021, we acquired a 25,200 square foot property portfolio in Baytown, Texas for $8.2 million. The property is fully leased to one tenant and had 12.6 years of remaining lease term at the time we acquired the portfolio. On July 21, 2021, we acquired an 80,604 square foot, four-property portfolio in Pacific, Missouri for $22.1 million. These properties are fully leased to one tenant and had 17.4 years of remaining lease term at the time we acquired the portfolio. On August 20, 2021, we acquired an 81,760 square foot, two-property portfolio in Peru, Illinois, for $4.8 million. These properties are fully leased to one tenant and had 15.0 years of remaining lease term at the time we acquired the portfolio. On November 3, 2021, we acquired a 161,458 square foot property in Charlotte, North Carolina, for $12.9 million. The property is fully leased to one tenant and had 7.9 years of remaining lease term at the time we acquired the property. On December 21, 2021, we acquired a 120,000 square foot property in Atlanta, Georgia for $12.1 million. The property is fully leased to one tenant and had 15.0 years of remaining lease term at the time we acquired the property. On December 21, 2021, we acquired a 300,000 square foot property in Crossville, Tennessee, for $29.2 million. The property is fully leased to one tenant and had 11.0 years of remaining lease term at the time we acquired the property.

We determined the fair value of assets acquired and liabilities assumed related to the properties acquired during the year ended December 31, 2022 and 2021, respectively, as follows (dollars in thousands):

	Year ended December 31, 2022		Year ended December 31, 2021
Acquired assets and liabilities	Purchase price		Purchase price
Land	$11,587		$7,205
Building	85,774		76,611
Tenant Improvements	1,939		1,353
In-place Leases	5,927		6,431
Leasing Costs	6,888		5,779
Customer Relationships	3,352		3,364
Above Market Leases	500	(1)	777	(1)
Below Market Leases	(603)	(2)	(1,067)
Total Purchase Price	$115,364		$100,453
(1)This amount includes $181 and $336 of loans receivable included in Other assets on the consolidated balance sheets, respectively.
(2)This amount includes $32 of prepaid rent included in Other liabilities on the consolidated balance sheets.

Future Lease Payments

Future operating lease payments from tenants under non-cancelable leases, excluding tenant reimbursement of expenses, for each of the five succeeding fiscal years and thereafter is as follows (dollars in thousands):

Year	Tenant Lease Payments
2023	$116,756
2024	112,119
2025	109,068
2026	101,879
2027	85,085
Thereafter	368,613
$893,520

In accordance with the lease terms, substantially all operating expenses are required to be paid by the tenant; however, we would be required to pay operating expenses on the respective properties in the event the tenants fail to pay them.

Lease Revenue Reconciliation

The table below sets forth the allocation of lease revenue between fixed contractual payments and variable lease payments for the years ended December 31, 2022, 2021, and 2020, respectively (dollars in thousands):

	For the twelve months ended December 31,
	(Dollars in Thousands)
Lease revenue reconciliation	2022	2021	2020
Fixed lease payments	$132,032	$121,303	$117,248
Variable lease payments	16,949	16,385	15,904
	$148,981	$137,688	$133,152

At December 31, 2022 and 2021, accounts receivable from tenants totaled $1.1 million and $1.4 million, respectively, included in other assets on the consolidated balance sheets.

Legal Settlements

In August 2021, we reached separate legal settlements through which we recognized $2.4 million, net, recorded in other income on the consolidated statement of operations and comprehensive income.

Intangible Assets

The following table summarizes the carrying value of intangible assets, liabilities and the accumulated amortization for each intangible asset and liability class as of December 31, 2022 and 2021, excluding real estate held for sale as of December 31, 2022 (dollars in thousands):

	December 31, 2022		December 31, 2021
	Lease Intangibles	Accumulated Amortization	Lease Intangibles	Accumulated Amortization
In-place leases	$104,394	$(63,240)	$105,891	$(62,604)
Leasing costs	85,038	(45,501)	81,487	(43,982)
Customer relationships	69,586	(38,655)	71,922	(38,220)
	$259,018	$(147,396)	$259,300	$(144,806)
	Deferred Rent Receivable/(Liability)	Accumulated (Amortization)/Accretion	Deferred Rent Receivable/(Liability)	Accumulated (Amortization)/Accretion
Above market leases	$15,371	$(11,909)	$15,538	$(11,520)
Below market leases and deferred revenue	(66,138)	26,141	(48,241)	21,471

Total amortization expense related to in-place leases, leasing costs and customer relationship lease intangible assets was $19.1 million, $20.7 million, and $19.4 million for the years ended December 31, 2022, 2021, and 2020, respectively, and is included in depreciation and amortization expense in the consolidated statement of operations and comprehensive income.

Total amortization related to above-market lease values was $0.8 million, $0.8 million, and $0.8 million for the years ended December 31, 2022, 2021, and 2020, respectively, and is included in lease revenue in the consolidated statement of operations and comprehensive income.

Total amortization related to below-market lease values was $5.1 million, $4.1 million, and $2.8 million for the years ended December 31, 2022, 2021, and 2020, respectively, and is included in lease revenue in the consolidated statement of operations and comprehensive income.

The weighted average amortization periods in years for the intangible assets acquired and liabilities assumed during the years ended December 31, 2022 and 2021, respectively, were as follows:

Intangible Assets & Liabilities	2022	2021
In-place leases	14.8	14.0
Leasing costs	14.8	14.0
Customer relationships	20.5	19.5
Above market leases	16.3	13.8
Below market leases	13.0	14.4
All intangible assets & liabilities	16.2	15.3

The estimated aggregate amortization expense to be recorded for in-place leases, leasing costs and customer relationships for each of the five succeeding fiscal years and thereafter is as follows, excluding real estate held for sale as of December 31, 2022 (dollars in thousands):

Year	Estimated Amortization Expense of In-Place Leases, Leasing Costs and Customer Relationships
2023	$18,191
2024	15,251
2025	14,164
2026	12,356
2027	10,544
Thereafter	41,116
$111,622

The estimated aggregate rental income to be recorded for the amortization of both above and below market leases for each of the five succeeding fiscal years and thereafter is as follows, excluding real estate held for sale as of December 31, 2022 (dollars in thousands):

Year	Net Increase to Rental Income Related to Above and Below Market Leases (1)
2023	$7,117
2024	7,243
2025	6,870
2026	4,405
2027	2,772
Thereafter	7,975
$36,382
(1)Does not include ground lease amortization of $153.

5. Real Estate Dispositions, Held for Sale, and Impairment Charges

Real Estate Dispositions

During the year ended December 31, 2022, we continued to execute our capital recycling program, whereby we sold properties outside of our core markets and redeployed proceeds to either fund property acquisitions in our target secondary growth markets, or repay outstanding debt. We expect to continue to execute our capital recycling plan and sell non-core properties as reasonable disposition opportunities become available. During the year ended December 31, 2022, we sold five non-core properties, located in Jupiter, Florida, Parsippany, New Jersey, Boston Heights, Ohio, Columbus, Ohio, and Allen, Texas which are summarized in the table below (dollars in thousands):

Aggregate Square Footage Sold	Aggregate Sales Price	Aggregate Sales Costs	Aggregate Impairment Charge for the Twelve Months Ended December 31, 2022	Aggregate Gain on Sale of Real Estate, net
291,604	$41,270	$1,771	$1,374	$10,052

Our 2022 dispositions were not classified as discontinued operations because they did not represent a strategic shift in operations, nor will they have a major effect on our operations and financial results. Accordingly, the operating results of these properties are included within continuing operations for all periods reported.

The table below summarizes the components of operating income from the real estate and related assets disposed of during the years ended December 31, 2022, 2021, and 2020, respectively (dollars in thousands):

	For the year ended December 31,
	2022		2021	2020
Operating revenue	$5,732		$5,211	$6,494
Operating expense	3,740	(1)	4,412	4,015
Other income (expense), net	9,766	(2)	(244)	(740)
Income from real estate and related assets sold	$11,758		$555	$1,739
(1)Includes a $1.4 million impairment charge.
(2)Includes a $10.1 million gain on sale of real estate, net, from five property sales.

Real Estate Held for Sale

At December 31, 2022, we had one property classified as held for sale, located in Columbia, South Carolina. We consider this asset to be non-core to our long term strategy.

At December 31, 2021, we had no properties classified as held for sale.

The table below summarizes the components of the assets held for sale at December 31, 2022 reflected on the accompanying consolidated balance sheet (dollars in thousands):

December 31, 2022
Assets Held for Sale
Total real estate held for sale	$3,013
Total Assets Held for Sale	$3,013

Impairment Charges

We evaluated our portfolio for triggering events to determine if any of our held and used assets were impaired during the year ended December 31, 2022 and identified one held and used asset, located in Columbia, South Carolina, which was impaired by $10.7 million during the three months ended September 30, 2022. In performing our impairment testing, the undiscounted cash flow for this asset was below the carrying value. As the undiscounted cash flows for this asset was below the carrying value, we evaluated the fair value of the asset using a third-party expert to determine the fair value for this asset, which resulted in us recognizing an impairment charge.

We evaluated our held for sale assets to determine if any of these assets were impaired during the year ended December 31, 2022 and identified one held for sale asset, located in Parsippany, New Jersey, which was impaired by $1.4 million during the three months ended June 30, 2022. In performing our held for sale assessment, the carrying value of this asset was above the fair value, less costs of sale. As a result, we impaired this property to equal the fair market value less costs of sale. The property was sold during the year ended December 31, 2022.

We did not recognize an impairment charge during the year ended December 31, 2021.

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

6. Mortgage Notes Payable and Credit Facility

Our $125.0 million unsecured revolving credit facility (“Revolver”), $160.0 million term loan facility (“Term Loan A”), $60.0 million term loan facility (“Term Loan B”), and $150.0 million term loan facility (“Term Loan C”) are collectively referred to herein as the Credit Facility.

Our mortgage notes payable and Credit Facility as of December 31, 2022 and December 31, 2021 are summarized below (dollars in thousands):

	Encumbered properties at		Carrying Value at		Stated Interest Rates at		Scheduled Maturity Dates at
	December 31, 2022		December 31, 2022	December 31, 2021	December 31, 2022		December 31, 2022
Mortgage and other secured loans:
Fixed rate mortgage loans	50		$362,037	$436,530	(1)		(2)
Variable rate mortgage loans	—		—	16,338	N/A		(2)
Premiums and discounts, net	—		(83)	(130)	N/A		N/A
Deferred financing costs, mortgage loans, net	—		(2,565)	(2,794)	N/A		N/A
Total mortgage notes payable, net	50		$359,389	$449,944	(3)
Variable rate revolving credit facility	83	(6)	$23,250	$33,550	SOFR + 1.50%	(4)	8/18/2026
Total revolver	83		$23,250	$33,550
Variable rate term loan facility A	—		160,000	160,000	SOFR + 1.45%	(4)	8/18/2027
Variable rate term loan facility B	—		60,000	65,000	SOFR + 1.45%	(4)	2/11/2026
Variable rate term loan facility C	—		150,000	—	SOFR + 1.45%	(4)	2/18/2028
Deferred financing costs, term loan facility	—		(3,433)	(968)	N/A		N/A
Total term loan, net	N/A		$366,567	$224,032
Total mortgage notes payable and credit facility	133		$749,206	$707,526	(5)
(1)Interest rates on our fixed rate mortgage notes payable vary from 2.80% to 6.63%.
(2)We have 44 mortgage notes payable with maturity dates ranging from April 6, 2023 through August 1, 2037.
(3)The weighted average interest rate on the mortgage notes outstanding at December 31, 2022, was approximately 4.24%.
(4)As of December 31, 2022, SOFR was approximately 4.30%.
(5)The weighted average interest rate on all debt outstanding at December 31, 2022, was approximately 5.03%.
(6)The amount we may draw under our Credit Facility is based on a percentage of the fair value of a combined pool of 83 unencumbered properties as of December 31, 2022.
N/A - Not Applicable

Mortgage Notes Payable

As of December 31, 2022, we had 44 mortgage notes payable, collateralized by a total of 50 properties with a net book value of $555.9 million. We have limited recourse liabilities that could result from any one or more of the following circumstances: a borrower voluntarily filing for bankruptcy, improper conveyance of a property, fraud or material misrepresentation, misapplication or misappropriation of rents, security deposits, insurance proceeds or condemnation proceeds, or physical waste or damage to the property resulting from a borrower’s gross negligence or willful misconduct. As of December 31, 2022, we did not have any recourse mortgages. We will also indemnify lenders against claims resulting from the presence of hazardous substances or activity involving hazardous substances in violation of environmental laws on a property.

During the year ended December 31, 2022, we repaid 14 mortgages collateralized by 28 properties, which are summarized below (dollars in thousands):

Aggregate Fixed Rate Debt Repaid	Weighted Average Interest Rate on Fixed Rate Debt Repaid
$104,906	4.64%

Aggregate Variable Rate Debt Repaid	Weighted Average Interest Rate on Variable Rate Debt Repaid
$30,336	LIBOR/SOFR +	2.50%	(1)
(1)As of December 31, 2022, SOFR was approximately 4.30% and LIBOR was approximately 4.39%.

During the year ended December 31, 2022, we issued six mortgages, collateralized by 11 properties, which are summarized below (dollars in thousands):

Aggregate Fixed Rate Debt Issued		Weighted Average Interest Rate on Fixed Rate Debt
$47,913	(1)	4.60%
(1)We issued $10.0 million of fixed rate debt with a maturity date of May 4, 2027, in connection with the two-property portfolio acquired on May 4, 2022. The interest rate is fixed at 4.00%. We issued $10.0 million of fixed rate debt with a maturity date of June 1, 2032, in connection with the three-property acquisition on May 12, 2022. The interest rate is fixed at 3.40%. We issued $16.9 million of fixed rate debt with a maturity date of August 1, 2027, in connection with the two-property acquisition on August 5, 2022. The interest rate is fixed at 4.95%. We issued $4.4 million of swapped to fixed rate debt with a maturity date of September 16, 2029, in connection with the property acquisition on September 16, 2022. The interest rate is swapped to a fixed rate of 5.39%. We issued $6.6 million of swapped to fixed rate debt with a maturity date of September 16, 2029, in connection with the property acquisition on October 26, 2022. The interest rate is swapped to a fixed rate of 5.90%.

Variable Rate Debt Issued		Interest Rate on Variable Rate Debt
$15,000	(1)	SOFR +	2.50%
(1)We issued $15.0 million of variable rate debt in connection with refinancing mortgage debt at two properties with a new maturity date of April 27, 2024 and interest rate of SOFR plus 2.50%. This mortgage was repaid on August 18, 2022.

During the year ended December 31, 2022, we extended the maturity date of three mortgages, collateralized by five properties, which is summarized in the table below (dollars in thousands):

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

Scheduled principal payments of mortgage notes payable for each of the five succeeding fiscal years and thereafter are as follows (dollars in thousands):

Year	Scheduled Principal Payments
2023	$67,296
2024	20,420
2025	38,889
2026	42,381
2027	94,848
Thereafter	98,203
	$362,037	(1)
(1)This figure does not include $(0.1) million premiums and (discounts), net, and $2.6 million of deferred financing costs, which are reflected in mortgage notes payable on the consolidated balance sheets.

We believe we will be able to address all mortgage notes payable maturing over the next 12 months through a combination of refinancing our existing indebtedness, cash from operations, proceeds from one or more equity offerings and availability on our Credit Facility.

Interest Rate Caps and Swaps

We have entered into interest rate cap agreements that cap the interest rate on certain of our variable-rate debt and we have assumed or entered into interest rate swap agreements in which we hedged our exposure to variable interest rates by agreeing to pay fixed interest rates to our respective counterparty. We have adopted the fair value measurement provisions for our financial instruments recorded at fair value. The fair value guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Generally, we will estimate the fair value of our interest rate caps and interest rate swaps, in the absence of observable market data, using estimates of value including estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. At December 31, 2022 and 2021, our interest rate cap and interest rate swap agreements were valued using Level 2 inputs.

The fair value of the interest rate cap agreements is recorded in other assets on our accompanying consolidated balance sheets. We record changes in the fair value of the interest rate cap agreements quarterly based on the current market valuations at quarter end. If the interest rate cap qualifies for hedge accounting, the change in the estimated fair value is recorded to accumulated other comprehensive income to the extent that it is effective, with any ineffective portion recorded to interest expense in our consolidated statements of operations and comprehensive income. If the interest rate cap does not qualify for hedge accounting, or if it is determined the hedge is ineffective, any change in the fair value is recognized in interest expense in our consolidated statements of operations and comprehensive income. The following table summarizes the interest rate caps at December 31, 2022 and 2021 (dollars in thousands):

		December 31, 2022		December 31, 2021
Aggregate Cost		Aggregate Notional Amount	Aggregate Fair Value	Aggregate Notional Amount	Aggregate Fair Value
$620	(1)	$225,000	$4,629	$233,632	$324
(1)We have entered into various interest rate cap agreements on new variable rate debt with LIBOR caps ranging from 1.50% to 2.50%.

We have entered into interest rate swap agreements in connection with certain of our acquisitions, whereby we will pay our counterparty a fixed interest rate on a monthly basis, and receive payments from our counterparty equivalent to the stipulated floating rate. The fair value of our interest rate swap agreements are recorded in other liabilities on our accompanying consolidated balance sheets. We have designated our interest rate swaps as cash flow hedges, and we record changes in the fair value of the respective interest rate swap agreement to accumulated other comprehensive income on the consolidated balance sheets. We record changes in fair value on a quarterly basis, using current market valuations at quarter end. The following table summarizes our interest rate swaps at December 31, 2022 and 2021 (dollars in thousands):

December 31, 2022			December 31, 2021
Aggregate Notional Amount	Aggregate Fair Value Asset	Aggregate Fair Value Liability	Aggregate Notional Amount	Aggregate Fair Value Asset	Aggregate Fair Value Liability
$362,832	$8,264	$(897)	$73,212	$841	$(1,217)

The following tables present the impact of our derivative instruments in the consolidated financial statements (dollars in thousands):

	Amount of gain (loss), net, recognized in Comprehensive Income
	2022	2021	2020
Derivatives in cash flow hedging relationships
Interest rate caps	$4,301	$174	$(337)
Interest rate swaps	7,814	2,680	(1,882)
Total	$12,115	$2,854	$(2,219)

The following table presents the reclassifications of our derivative instruments out of accumulated other comprehensive income into interest expense in the consolidated financial statements (dollars in thousands):

	Amount reclassified out of Accumulated Other Comprehensive Income
	2022	2021	2020
Derivatives in cash flow hedging relationships
Interest rate caps	$(871)	$(145)	$—
Total	$(871)	$(145)	$—

The following table sets forth certain information regarding our derivative instruments (dollars in thousands):

		Asset (Liability) Derivatives Fair Value at
Derivatives Designated as Hedging Instruments	Balance Sheet Location	December 31, 2022	December 31, 2021
Interest rate caps	Other assets	$4,629	$324
Interest rate swaps	Other assets	8,264	841
Interest rate swaps	Other liabilities	(897)	(1,217)
Total derivative liabilities, net		$11,996	$(52)

The fair value of all mortgage notes payable outstanding as of December 31, 2022 was $333.1 million, as compared to the carrying value stated above of $359.4 million. The fair value is calculated based on a discounted cash flow analysis, using management’s estimate of market interest rates on long-term debt with comparable terms and loan to value ratios. The fair value was calculated using Level 3 inputs of the hierarchy established by ASC 820, “Fair Value Measurements and Disclosures.”

Reference Rate Reform

Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”) contains practical expedients for reference rate reform-related activities that impact debt, leases, derivatives, and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. As of December 31, 2022, we elected to apply the hedge accounting expedients related to probability and the assessment of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. We also elected the option to not reassess a previous accounting determination, and the option to not de-designate a hedging relationship due to a change in a critical term. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in our hedging activities occur.

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

On February 11, 2021, we added a new $65.0 million Term Loan B, inclusive of a $15.0 million delayed funding component, which was funded on July 20, 2021. Term Loan B has a maturity date of February 11, 2026 and a LIBOR floor of 25 basis points, plus a spread ranging from 140 to 225 basis points, depending on leverage. We entered into multiple interest rate cap agreements on Term Loan B, which cap LIBOR from 1.50% to 1.75%. We incurred fees of approximately $0.5 million in connection with issuing Term Loan B. As of December 31, 2022, there was $60.0 million outstanding under Term Loan B.

On August 18, 2022, we amended, extended and upsized our Credit Facility, increasing our Revolver from $100.0 million to $120.0 million (and its term to August 2026), adding the new $140.0 million Term Loan C, decreasing the principal balance of Term Loan B to $60.0 million and extending the maturity date of Term Loan A to August 2027. Term Loan C has a maturity date of February 18, 2028 and a SOFR spread ranging from 125 to 195 basis points, depending on our leverage. On September 27, 2022 we further increased the Revolver to $125.0 million and Term Loan C to $150.0 million, as permitted under the terms of the Credit Facility. We entered into multiple interest rate swap agreements on Term Loan C, which swap the interest rate to fixed rates ranging from 3.15% to 3.75%. We also entered into an interest rate swap agreement on Term Loan A to replace the expiring rate caps, which swaps the interest rate to a fixed rate of 3.70%. We incurred fees of approximately $4.2 million in connection with extending and upsizing our Credit Facility. As of December 31, 2022, there was $150.0 million outstanding under Term Loan C, and we used all net proceeds to repay all outstanding borrowings on the Revolver, pay off mortgage debt, and fund acquisitions. The Credit Facility’s current bank syndicate is comprised of KeyBank, Fifth Third Bank, The Huntington National Bank, Bank of America, Synovus Bank, United Bank, First Financial Bank, and S&T Bank.

As of December 31, 2022, there was $393.3 million outstanding under our Credit Facility, at a weighted average interest rate of approximately 5.75% and $15.6 million outstanding under letters of credit, at a weighted average interest rate of 1.50%. As of December 31, 2022, the maximum additional amount we could draw under the Credit Facility was $48.3 million. We were in compliance with all covenants under the Credit Facility as of December 31, 2022.

The amount outstanding under the Credit Facility approximates fair value as of December 31, 2022.

7. Commitments and Contingencies

Ground Leases

We are obligated as lessee under four ground leases. Future minimum rental payments due under the terms of these leases as of December 31, 2022, are as follows (dollars in thousands):

Year	Future Lease Payments Due Under Operating Leases
2023	$492
2024	493
2025	494
2026	498
2027	506
Thereafter	6,301
Total anticipated lease payments	$8,784
Less: amount representing interest	(3,476)
Present value of lease payments	$5,308

Rental expense incurred for properties with ground lease obligations was $0.4 million, $0.5 million, and $0.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. Our ground leases are treated as operating leases and rental expenses are reflected in property operating expenses on the consolidated statements of operations and comprehensive income. Our ground leases have a weighted average remaining lease term of 18.5 years and weighted average discount rate of 5.33%.

Letters of Credit

As of December 31, 2022, there was $15.6 million outstanding under letters of credit. These letters of credit are not reflected on our consolidated balance sheet.

8. Equity and Mezzanine Equity

Distributions

We paid the following distributions per share for the years ended December 31, 2022, 2021, and 2020:

	For the year ended December 31,
	2022	2021		2020
Common Stock and Non-controlling OP Units	$1.504800	$1.502175		$1.501800
Senior Common Stock	1.05	1.05		1.05
Series D Preferred Stock	—	0.8749998	(1)	1.7500
Series E Preferred Stock	1.656252	1.656252		1.656252
Series F Preferred Stock	1.50	1.50		0.75	(2)
Series G Preferred Stock	1.50	0.75	(3)	—
(1)We redeemed all outstanding shares of our Series D Preferred Stock on June 30, 2021.
(2)Prior to July 1, 2020, Series F Preferred Stock distributions were declared, but not paid, as there were no Series F Preferred Stock shares outstanding on the applicable dividend record dates.
(3)Series G Preferred Stock was issued on June 28, 2021.

For federal income tax purposes, distributions paid to stockholders may be characterized as ordinary income, capital gains, return of capital or a combination of the foregoing. The characterization of distributions during each of the last three years is reflected in the table below:

	Ordinary Income	Return of Capital	Long-Term Capital Gains
Common Stock and OP Units
For the year ended December 31, 2020	37.28754%	62.71246%	—%
For the year ended December 31, 2021	28.14778%	71.85222%	—%
For the year ended December 31, 2022	29.60044%	70.39956%	—%
Senior Common Stock
For the year ended December 31, 2020	100.00000%	—%	—%
For the year ended December 31, 2021	100.00000%	—%	—%
For the year ended December 31, 2022	100.00000%	—%	—%
Series D Preferred Stock
For the year ended December 31, 2020	100.00000%	—%	—%
For the year ended December 31, 2021	100.00000%	—%	—%
For the year ended December 31, 2022	—%	—%	—%
Series E Preferred Stock
For the year ended December 31, 2020	100.00000%	—%	—%
For the year ended December 31, 2021	100.00000%	—%	—%
For the year ended December 31, 2022	100.00000%	—%	—%
Series F Preferred Stock
For the year ended December 31, 2020	100.00000%	—%	—%
For the year ended December 31, 2021	100.00000%	—%	—%
For the year ended December 31, 2022	100.00000%	—%	—%
Series G Preferred Stock
For the year ended December 31, 2020	—%	—%	—%
For the year ended December 31, 2021	100.00000%	—%	—%
For the year ended December 31, 2022	100.00000%	—%	—%

Recent Activity

Common Stock ATM Program

On December 3, 2019, we entered into an At-the-Market Equity Offering Sales Agreement (the “Common Stock Sales Agreement”), with Robert W. Baird & Co. Incorporated (“Baird”), Goldman Sachs & Co. LLC (“Goldman Sachs”), Stifel, Nicolaus & Company, Incorporated (“Stifel”), BTIG, LLC, and Fifth Third Securities, Inc. (“Fifth Third”) (collectively the “Common Stock Sales Agents”), pursuant to which we sold shares of our common stock in an aggregate offering price of up to $250.0 million (the “Common Stock ATM Program”). During the year ended December 31, 2022, we sold 2.1 million shares of common stock, raising $43.2 million in net proceeds under the Common Stock ATM Program. As of December 31, 2022, we had a remaining capacity to sell up to $23.9 million of common stock under the Common Stock Sales Agreement. The proceeds from these issuances were used to acquire real estate, repay outstanding debt and for other general corporate purposes. We terminated the Common Stock Sales Agreement effective February 10, 2023 in connection with the expiration of the 2020 Registration Statement on February 11, 2023. We intend to have a new common stock ATM program in place during the first quarter ending 2023.

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

Series E Preferred Stock ATM Program

We had an At-the-Market Equity Offering Sales Agreement (the “Series E Preferred Stock Sales Agreement”), with sales agents Baird, Goldman Sachs, Stifel, Fifth Third, and U.S. Bancorp Investments, Inc., pursuant to which we may, from time to time, offer to sell shares of our Series E Preferred Stock in an aggregate offering price of up to $100.0 million. We did not sell any shares of our Series E Preferred Stock pursuant to the Series E Preferred Stock Sales Agreement during the year ended December 31, 2022. As of December 31, 2022, we had remaining capacity to sell up to $92.8 million of Series E Preferred Stock under the program. We terminated the Series E Preferred Stock Sales Agreement effective February 10, 2023 in connection with the expiration of the 2020 Registration Statement on February 11, 2023.

Universal Shelf Registration Statement

On January 11, 2019, we filed a registration statement on Form S-3 (File No. 333-229209), and an amendment thereto on Form-S-3/A on January 24, 2019 (collectively referred to as the “2019 Registration Statement”). The 2019 Registration Statement became effective on February 13, 2019 and replaced our prior registration statement. The 2019 Registration allowed us to issue up to $500.0 million of securities and expired on February 13, 2022.

On January 29, 2020, we filed the 2020 Registration Statement. The 2020 Registration Statement was declared effective on February 11, 2020 and was in addition to the 2019 Registration Statement. The 2020 Registration Statement allowed us to issue up to an additional $800.0 million of securities. Of the $800.0 million of available capacity under our 2020 Registration Statement, approximately $636.5 million was reserved for the sale of our Series F Preferred Stock. As of December 31, 2022, we had the ability to issue up to $644.0 million of securities under the 2020 Registration Statement.

On November 23, 2022, we filed an automatic registration statement on Form S-3 (File No. 333-268549) (the “2022 Registration Statement”). There is no limit on the aggregate amount of the securities that we may offer pursuant to the 2022 Registration Statement.

Preferred Series F Continuous Offering

On February 20, 2020, we filed with the Maryland Department of Assessments and Taxation Articles Supplementary (i) setting forth the rights, preferences and terms of the Series F Preferred Stock and (ii) reclassifying and designating 26,000,000 shares of the Company’s authorized and unissued shares of common stock as shares of Series F Preferred Stock. The reclassification decreased the number of shares classified as common stock from 86,290,000 shares immediately prior to the reclassification to 60,290,000 shares immediately after the reclassification. We sold 0.2 million shares of our Series F Preferred Stock, raising

$5.4 million in net proceeds during the year ended December 31, 2022. As of December 31, 2022, we had remaining capacity to sell up to $619.6 million of Series F Preferred Stock.

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

On August 5, 2021, the Operating Partnership adopted the Fourth Amendment to its Second Amended and Restated Agreement of Limited Partnership, including Exhibit SGP thereto, to remove all references to the 7.00% Series D Cumulative Redeemable Preferred Units of the Partnership and update the rights, privileges, and preferences accordingly.

Non-controlling Interests in Operating Partnership

As of December 31, 2022 and 2021, we owned approximately 99.0% and 99.3%, respectively, of the outstanding OP Units. On September 20, 2022, we issued 134,474 OP Units as partial consideration to acquire our 49,375 square foot property located in Fort Payne, Alabama for $5.6 million. During the year ended December 31, 2021, we redeemed 246,039 OP units for an equivalent amount of common stock.

The Operating Partnership is required to make distributions on each OP Unit in the same amount as those paid on each share of the Company’s common stock, with the distributions on the OP Units held by the Company being utilized to make distributions to the Company’s common stockholders.

As of December 31, 2022 and 2021, there were 391,468 and 256,994 outstanding OP Units held by Non-controlling OP Unitholders, respectively.

9. Subsequent Events

Distributions

On January 10, 2023, our Board of Directors declared the following monthly distributions for the months of January, February, and March of 2023:

Record Date	Payment Date	Common Stock and Non-controlling OP Unit Distributions per Share	Series E Preferred Distributions per Share	Series G Preferred Distributions per Share
January 20, 2023	January 31, 2023	$0.10	$0.138021	$0.125
February 17, 2023	February 28, 2023	0.10	0.138021	0.125
March 17, 2023	March 31, 2023	0.10	0.138021	0.125
		$0.30	$0.414063	$0.375

Series F Preferred Stock Distributions
Record Date	Payment Date	Distribution per Share
January 26, 2023	February 6, 2023	$0.125
February 23, 2023	March 6, 2023	0.125
March 29, 2023	April 6, 2023	0.125
		$0.375

Senior Common Stock Distributions
Payable to the Holders of Record During the Month of:	Payment Date	Distribution per Share
January	February 6, 2023	$0.0875
February	March 6, 2023	0.0875
March	April 6, 2023	0.0875
		$0.2625

Equity Activity

Subsequent to December 31, 2022 and through February 22, 2023, we raised $4.0 million in net proceeds from the sale of 0.2 million shares of common stock under our Common Stock ATM Program and $0.3 million in net proceeds from the sale of 13,360 sales of Series F Preferred Stock. We made no sales under our Series E Preferred ATM Program subsequent to December 31, 2022 and through February 22, 2023.

GLADSTONE COMMERCIAL CORPORATION
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2022 (Dollars in Thousands)

		Initial Cost			Total Cost
Location of Property	Encumbrances	Land	Buildings & Improvements	Improvement Costs Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total (1)	Accumulated Depreciation (2)	Net Real Estate	Year Construction/ Improvements	Date Acquired
Raleigh, North Carolina (3)
Office Building	$—	$960	$4,481	$1,345	$960	$5,826	$6,786	$3,128	$3,658	1997	12/23/2003
Canton, Ohio (3)
Office Building	—	186	3,083	500	187	3,582	3,769	1,869	1,900	1994	1/30/2004
Akron, Ohio (3)
Office Building	—	1,973	6,771	4,042	1,974	10,812	12,786	4,529	8,257	1968/1999	4/29/2004
Canton, North Carolina (3)
Industrial Building	—	150	5,050	7,285	150	12,335	12,485	3,931	8,554	1998/2014	7/6/2004
Crenshaw, Pennsylvania (3)
Industrial Building	—	100	6,574	269	100	6,843	6,943	3,254	3,689	1991	8/5/2004
Lexington, North Carolina (3)
Industrial Building	—	820	2,107	69	820	2,176	2,996	1,062	1,934	1986	8/5/2004
Mt. Pocono, Pennsylvania (3)
Industrial Building	—	350	5,819	18	350	5,837	6,187	2,762	3,425	1995/1999	10/15/2004
San Antonio, Texas (3)
Office Building	—	843	7,514	3,007	843	10,521	11,364	4,651	6,713	1999	2/10/2005
Big Flats, New York (3)
Industrial Building	—	275	6,459	515	275	6,974	7,249	3,013	4,236	2001	4/15/2005
Wichita, Kansas (3)
Office Building	—	1,525	9,703	674	1,525	10,377	11,902	4,829	7,073	2000	5/18/2005
Eatontown, New Jersey (3)
Office Building	—	1,351	3,520	534	1,351	4,054	5,405	1,920	3,485	1991	7/7/2005
Duncan, South Carolina (3)
Industrial Building	—	783	10,790	1,889	783	12,679	13,462	5,582	7,880	1984/2001/2007	7/14/2005
Duncan, South Carolina (3)
Industrial Building	—	195	2,682	470	195	3,152	3,347	1,387	1,960	1984/2001/2007	7/14/2005
Clintonville, Wisconsin (3)
Industrial Building	—	55	4,717	3,250	55	7,967	8,022	3,114	4,908	1992/2013	10/31/2005
Burnsville, Minnesota (3)
Office Building	—	3,511	8,746	7,736	3,511	16,482	19,993	8,207	11,786	1984	5/10/2006
Menomonee Falls, Wisconsin (3)
Industrial Building	—	625	6,911	686	625	7,597	8,222	3,401	4,821	1986/2000	6/30/2006
Baytown, Texas
Medical Office Building	—	221	2,443	2,563	221	5,006	5,227	3,523	1,704	1997	7/11/2006
Mason, Ohio
Office Building	—	797	6,258	848	797	7,106	7,903	3,228	4,675	2002	1/5/2007
Raleigh, North Carolina (3)
Industrial Building	—	1,606	5,513	4,700	1,606	10,213	11,819	4,574	7,245	1994	2/16/2007
Tulsa, Oklahoma (3)
Industrial Building	—	—	14,057	687	—	14,744	14,744	6,774	7,970	2004	3/1/2007
Hialeah, Florida (3)
Industrial Building	—	3,562	6,672	1,310	3,562	7,982	11,544	3,109	8,435	1956/1992	3/9/2007
Mason, Ohio (3)
Retail Building	—	1,201	4,961	—	1,201	4,961	6,162	2,009	4,153	2007	7/1/2007
Cicero, New York (3)
Industrial Building	—	299	5,019	150	299	5,169	5,468	1,973	3,495	2005	9/6/2007
Grand Rapids, Michigan (3)
Office Building	—	1,629	10,500	308	1,629	10,808	12,437	4,423	8,014	2001	9/28/2007
Bolingbrook, Illinois (3)
Industrial Building	—	1,272	5,003	996	1,272	5,999	7,271	2,746	4,525	2002	9/28/2007
Decatur, Georgia (3)
Medical Office Building	—	783	3,241	—	783	3,241	4,024	1,315	2,709	1989	12/13/2007
Decatur, Georgia (3)
Medical Office Building	—	205	847	—	205	847	1,052	344	708	1989	12/13/2007
Decatur, Georgia (3)
Medical Office Building	—	257	1,062	—	257	1,062	1,319	431	888	1989	12/13/2007
Lawrenceville, Georgia (3)
Medical Office Building	—	678	2,807	—	678	2,807	3,485	1,139	2,346	2005	12/13/2007
Snellville, Georgia (3)
Medical Office Building	—	176	727	—	176	727	903	295	608	1986	12/13/2007
Covington, Georgia (3)

		Initial Cost			Total Cost
Location of Property	Encumbrances	Land	Buildings & Improvements	Improvement Costs Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total (1)	Accumulated Depreciation (2)	Net Real Estate	Year Construction/ Improvements	Date Acquired
Medical Office Building	—	232	959	—	232	959	1,191	389	802	2000	12/13/2007
Conyers, Georgia (3)
Medical Office Building	—	296	1,228	—	296	1,228	1,524	498	1,026	1994	12/13/2007
Cumming, Georgia (3)
Medical Office Building	—	738	3,055	2,524	741	5,576	6,317	1,915	4,402	2004	12/13/2007
Reading, Pennsylvania (3)
Industrial Building	—	491	6,202	357	491	6,559	7,050	2,396	4,654	2007	1/29/2008
Fridley, Minnesota
Office Building	—	1,354	8,074	1,824	1,383	9,869	11,252	4,176	7,076	1985/2006	2/26/2008
Pineville, North Carolina (3)
Industrial Building	—	669	3,028	293	669	3,321	3,990	1,315	2,675	1985	4/30/2008
Marietta, Ohio (3)
Industrial Building	—	829	6,607	529	829	7,136	7,965	2,678	5,287	1992/2007	8/29/2008
Chalfont, Pennsylvania (3)
Industrial Building	—	1,249	6,420	1,024	1,249	7,444	8,693	2,877	5,816	1987	8/29/2008
Orange City, Iowa
Industrial Building	3,772	258	5,861	6	258	5,867	6,125	2,210	3,915	1990	12/15/2010
Hickory, North Carolina (3)
Office Building	—	1,163	6,605	357	1,163	6,962	8,125	3,414	4,711	2008	4/4/2011
Springfield, Missouri (3)
Office Building	—	1,700	12,038	924	1,845	12,817	14,662	4,408	10,254	2006	6/20/2011
Dartmouth, Massachusetts (3)
Retail Location	—	—	4,236	—	—	4,236	4,236	1,315	2,921	2011	11/18/2011
Springfield, Missouri
Retail Location	991	—	2,275	—	—	2,275	2,275	848	1,427	2005	12/13/2011
Pittsburgh, Pennsylvania (3)
Office Building	—	281	3,205	743	281	3,948	4,229	1,599	2,630	1968	12/28/2011
Ashburn, Virginia (3)
Office Building	—	706	7,858	—	705	7,859	8,564	2,824	5,740	2002	1/25/2012
Ottumwa, Iowa
Industrial Building	1,969	212	5,072	310	212	5,382	5,594	1,825	3,769	1970	5/30/2012
New Albany, Ohio
Office Building	—	1,658	8,746	130	1,658	8,876	10,534	3,396	7,138	2007	6/5/2012
Columbus, Georgia (3)
Office Building	—	1,378	4,520	—	1,378	4,520	5,898	1,966	3,932	2012	6/21/2012
Fort Worth, Texas
Industrial Building	8,867	963	15,647	—	963	15,647	16,610	4,819	11,791	2005	11/8/2012
Columbia, South Carolina
Office Building	9,015	1,905	20,648	(10,280)	428	11,845	12,273	9,260	3,013	2010	11/21/2012
Egg Harbor, New Jersey
Office Building	2,712	1,627	3,017	315	1,627	3,332	4,959	1,205	3,754	1985	3/28/2013
Vance, Alabama (3)
Industrial Building	—	457	10,529	6,692	457	17,221	17,678	4,519	13,159	2013	5/9/2013
Blaine, Minnesota
Office Building	6,849	1,060	10,518	1,178	842	11,914	12,756	4,128	8,628	2009	5/10/2013
Austin, Texas
Office Building	29,314	2,330	44,021	3,120	2,330	47,141	49,471	19,800	29,671	1999	7/9/2013
Englewood, Colorado (3)
Office Building	—	1,503	11,739	280	1,503	12,019	13,522	4,454	9,068	2008	12/11/2013
Novi, Michigan
Industrial Building	3,453	352	5,626	—	352	5,626	5,978	1,751	4,227	1988	12/27/2013
Allen, Texas (3)
Retail Building	—	874	3,634	—	874	3,634	4,508	1,100	3,408	2004	3/27/2014
Colleyville, Texas (3)
Retail Building	—	1,277	2,424	—	1,277	2,424	3,701	721	2,980	2000	3/27/2014
Coppell, Texas (3)
Retail Building	—	1,448	3,349	—	1,448	3,349	4,797	996	3,801	2005	5/8/2014
Columbus, Ohio (3)
Office Building	—	990	8,017	2,797	990	10,814	11,804	4,033	7,771	1986	5/13/2014
Taylor, Pennsylvania (3)
Industrial Building	—	3,101	25,405	1,248	3,101	26,653	29,754	7,606	22,148	2000/2006	6/9/2014
Aurora, Colorado (3)
Industrial Building	—	2,882	3,917	96	2,882	4,013	6,895	1,220	5,675	1983	7/1/2014
Indianapolis, Indiana (3)
Office Building	—	502	6,422	1,894	498	8,320	8,818	2,993	5,825	1981/2014	9/3/2014
Denver, Colorado (3)
Industrial Building	—	1,621	7,071	11,878	1,621	18,949	20,570	3,233	17,337	1985	10/31/2014
Monroe, Michigan

		Initial Cost			Total Cost
Location of Property	Encumbrances	Land	Buildings & Improvements	Improvement Costs Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total (1)	Accumulated Depreciation (2)	Net Real Estate	Year Construction/ Improvements	Date Acquired
Industrial Building	9,164	658	14,607	195	658	14,802	15,460	3,713	11,747	2004	12/23/2014
Monroe, Michigan
Industrial Building	6,395	460	10,225	(20)	459	10,206	10,665	2,574	8,091	2004	12/23/2014
Richardson, Texas
Office Building	12,342	2,728	15,372	1,135	2,728	16,507	19,235	6,071	13,164	1985/2008	3/6/2015
Birmingham, Alabama (3)
Office Building	—	650	2,034	103	650	2,137	2,787	746	2,041	1982/2010	3/20/2015
Dublin, Ohio (3)
Office Building	—	1,338	5,058	1,086	1,338	6,144	7,482	1,926	5,556	1980/Various	5/28/2015
Draper, Utah
Office Building	10,410	3,248	13,129	74	3,248	13,203	16,451	3,868	12,583	2008	5/29/2015
Hapeville, Georgia (3)
Office Building	—	2,272	8,778	263	2,272	9,041	11,313	2,445	8,868	1999/2007	7/15/2015
Villa Rica, Georgia
Industrial Building	3,327	293	5,277	18	293	5,295	5,588	1,421	4,167	2000/2014	10/20/2015
Taylorsville, Utah
Office Building	8,340	3,008	10,659	501	3,008	11,160	14,168	3,759	10,409	1997	5/26/2016
Fort Lauderdale, Florida
Office Building	11,867	4,117	15,516	4,247	4,117	19,763	23,880	5,618	18,262	1984	9/12/2016
King of Prussia, Pennsylvania
Office Building	13,939	3,681	15,739	473	3,681	16,212	19,893	4,432	15,461	2001	12/14/2016
Conshohocken, Pennsylvania
Office Building	9,456	1,996	10,880	—	1,996	10,880	12,876	2,400	10,476	1996	6/22/2017
Philadelphia, Pennsylvania
Industrial Building	14,803	5,896	16,282	62	5,906	16,334	22,240	4,204	18,036	1994/2011	7/7/2017
Maitland, Florida
Office Building	14,434	3,073	19,661	849	3,091	20,492	23,583	5,874	17,709	1998	7/31/2017
Maitland, Florida
Office Building	7,237	2,095	9,339	9	2,095	9,348	11,443	2,106	9,337	1999	7/31/2017
Columbus, Ohio (3)
Office Building	—	1,926	11,410	332	1,925	11,743	13,668	2,700	10,968	2007	12/1/2017
Salt Lake City, Utah (3)
Office Building	—	4,446	9,938	801	4,446	10,739	15,185	2,773	12,412	2007	12/1/2017
Vance, Alabama (3)
Industrial Building	—	459	12,224	44	469	12,258	12,727	2,158	10,569	2018	3/9/2018
Columbus, Ohio
Industrial Building	4,315	681	6,401	—	681	6,401	7,082	1,418	5,664	1990	9/20/2018
Detroit, Michigan
Industrial Building	5,875	1,458	10,092	10	1,468	10,092	11,560	1,524	10,036	1997	10/30/2018
Detroit, Michigan (3)
Industrial Building	—	662	6,681	10	672	6,681	7,353	1,026	6,327	2002/2016	10/30/2018
Lake Mary, Florida
Office Building	9,961	3,018	11,756	161	3,020	11,915	14,935	2,060	12,875	1997/2018	12/27/2018
Moorestown, New Jersey (3)
Industrial Building	—	471	1,825	—	471	1,825	2,296	437	1,859	1991	2/8/2019
Indianapolis, Indiana (3)
Industrial Building	—	255	2,809	—	255	2,809	3,064	423	2,641	1989/2019	2/28/2019
Ocala, Florida (3)
Industrial Building	—	1,286	8,535	—	1,286	8,535	9,821	1,085	8,736	2001	4/5/2019
Ocala, Florida (3)
Industrial Building	—	725	4,814	849	724	5,664	6,388	685	5,703	1965/2007	4/5/2019
Delaware, Ohio (3)
Industrial Building	—	316	2,355	—	316	2,355	2,671	363	2,308	2005	4/30/2019
Tifton, Georgia
Industrial Building	7,856	—	15,190	1,725	1,725	15,190	16,915	1,807	15,108	1995/2003	6/18/2019
Denton, Texas (3)
Industrial Building	—	1,497	4,151	—	1,496	4,152	5,648	630	5,018	2012	7/30/2019
Temple, Texas (3)
Industrial Building	—	200	4,335	65	200	4,400	4,600	581	4,019	1973/2006	9/26/2019
Temple, Texas (3)
Industrial Building	—	296	6,425	99	296	6,524	6,820	861	5,959	1978/2006	9/26/2019
Indianapolis, Indiana (3)
Industrial Building	—	1,158	5,162	4	1,162	5,162	6,324	979	5,345	1967/1998	11/14/2019
Jackson, Tennessee
Industrial Building	4,421	311	7,199	—	311	7,199	7,510	729	6,781	2019	12/16/2019
Carrollton, Georgia
Industrial Building	3,929	291	6,720	—	292	6,719	7,011	658	6,353	2015/2019	12/17/2019
New Orleans, Louisiana

		Initial Cost			Total Cost
Location of Property	Encumbrances	Land	Buildings & Improvements	Improvement Costs Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total (1)	Accumulated Depreciation (2)	Net Real Estate	Year Construction/ Improvements	Date Acquired
Industrial Building	3,517	2,168	4,667	25	2,166	4,694	6,860	751	6,109	1975	12/17/2019
San Antonio, Texas
Industrial Building	3,610	775	6,877	815	773	7,694	8,467	790	7,677	1985	12/17/2019
Port Allen, Louisiana
Industrial Building	2,675	292	3,411	349	291	3,761	4,052	491	3,561	1983/2005	12/17/2019
Albuquerque, New Mexico
Industrial Building	1,731	673	2,291	(3)	671	2,290	2,961	271	2,690	1998/2017	12/17/2019
Tucson, Arizona
Industrial Building	3,239	819	4,636	161	817	4,799	5,616	523	5,093	1987/1995/2005	12/17/2019
Albuquerque, New Mexico
Industrial Building	3,276	818	5,219	234	815	5,456	6,271	571	5,700	2000/2018	12/17/2019
Indianapolis, Indiana (3)
Industrial Building	—	489	3,956	223	493	4,175	4,668	454	4,214	1987	1/8/2020
Houston, Texas
Industrial Building	9,350	1,714	14,170	3	1,717	14,170	15,887	1,214	14,673	2000/2018	1/27/2020
Charlotte, North Carolina
Industrial Building	5,051	1,458	6,778	4	1,461	6,779	8,240	738	7,502	1995/1999/2006	1/27/2020
St. Charles, Missouri
Industrial Building	2,794	924	3,749	4	928	3,749	4,677	332	4,345	2012	1/27/2020
Crandall, Georgia
Industrial Building	16,475	2,711	26,632	172	2,711	26,804	29,515	2,246	27,269	2020	3/9/2020
Terre Haute, Indiana (3)
Industrial Building	—	502	8,076	—	502	8,076	8,578	564	8,014	2010	9/1/2020
Montgomery, Alabama (3)
Industrial Building	—	599	11,290	3	602	11,290	11,892	994	10,898	1990/1997	10/14/2020
Huntsville, Alabama
Industrial Building	9,799	1,445	15,040	11,158	1,445	26,198	27,643	1,565	26,078	2001	12/18/2020
Pittsburgh, Pennsylvania
Industrial Building	6,375	1,422	10,094	150	1,422	10,244	11,666	941	10,725	1994	12/21/2020
Findlay, Ohio
Industrial Building	5,219	258	8,847	—	258	8,847	9,105	614	8,491	1992/2008	1/22/2021
Baytown, Texas (3)
Industrial Building	—	1,604	5,533	3	1,607	5,533	7,140	415	6,725	2018	6/17/2021
Pacific, Missouri (3)
Industrial Building	—	926	7,294	—	926	7,294	8,220	346	7,874	2019/2021	7/21/2021
Pacific, Missouri (3)
Industrial Building	—	235	1,852	—	235	1,852	2,087	88	1,999	2019/2021	7/21/2021
Pacific, Missouri (3)
Industrial Building	—	607	4,782	—	607	4,782	5,389	227	5,162	2019/2021	7/21/2021
Pacific, Missouri (3)
Industrial Building	—	257	2,027	—	257	2,027	2,284	96	2,188	2019/2021	7/21/2021
Peru, Illinois (3)
Industrial Building	—	89	1,413	147	89	1,560	1,649	87	1,562	1987/1998	8/20/2021
Peru, Illinois (3)
Industrial Building	—	140	2,225	230	140	2,455	2,595	138	2,457	1987/1998	8/20/2021
Charlotte, North Carolina (3)
Industrial Building	—	1,400	10,615	—	1,400	10,615	12,015	514	11,501	1972/2018	11/3/2021
Atlanta, Georgia (3)
Industrial Building	—	1,255	8,787	1,503	1,255	10,290	11,545	371	11,174	1974	12/21/2021
Crossville, Tennessee
Industrial Building	16,000	434	24,589	—	434	24,589	25,023	690	24,333	2020	12/21/2021
Wilkesboro, North Carolina (3)
Industrial Building	—	346	5,758	—	346	5,758	6,104	192	5,912	2014	2/24/2022
Oklahoma City, Oklahoma (3)
Industrial Building	—	470	4,688	1	470	4,689	5,159	128	5,031	1999/2004	3/11/2022
Cleveland, Ohio
Industrial Building	3,593	628	5,252	495	628	5,747	6,375	204	6,171	1966/1972/2000/2013	5/4/2022
Fort Payne, Alabama
Industrial Building	6,443	217	10,778	—	217	10,778	10,995	247	10,748	2013	5/4/2022
Wilmington, North Carolina
Industrial Building	6,401	1,104	9,730	—	1,104	9,730	10,834	274	10,560	2000/2020	5/12/2022
Wilmington, North Carolina
Industrial Building	3,309	571	5,031	1	571	5,032	5,603	142	5,461	2000/2020	5/12/2022
Wilmington, North Carolina
Industrial Building	254	44	386	1	44	387	431	11	420	2000/2020	5/12/2022
Bridgeton, New Jersey
Industrial Building	1,945	571	2,753	3	574	2,753	3,327	59	3,268	2017	8/5/2022
Vineland, New Jersey

		Initial Cost			Total Cost
Location of Property	Encumbrances	Land	Buildings & Improvements	Improvement Costs Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total (1)	Accumulated Depreciation (2)	Net Real Estate	Year Construction/ Improvements	Date Acquired
Industrial Building	14,968	860	24,634	4	864	24,634	25,498	354	25,144	2003/2009	8/5/2022
Jacksonville, Florida
Industrial Building	4,400	1,099	5,587	222	1,099	5,809	6,908	65	6,843	1978	9/16/2022
Fort Payne, Alabama (3)
Industrial Building	—	39	4,774	—	39	4,774	4,813	43	4,770	2022	9/20/2022
Denver, Colorado
Industrial Building	6,600	5,227	4,649	157	5,228	4,805	10,033	37	9,996	1978	10/26/2022
Greenville, South Carolina (3)
Industrial Building	—	411	3,693	105	410	3,799	4,209	4	4,205	1964	12/21/2022
	$362,037	$153,064	$1,045,151	$101,355	$153,344	$1,146,226	$1,299,570	$296,254	$1,003,316
(1)The aggregate cost for land and building improvements for federal income tax purposes is the same as the total gross cost of land, building improvements and acquisition costs capitalized for asset acquisitions under ASC 360, which is $1,299.6 million.
(2)Depreciable life of all buildings is the shorter of the useful life of the asset or 39 years. Depreciable life of all improvements is the shorter of the useful life of the assets or the life of the respective leases on each building, which range from 5-20 years.
(3)These properties are in our unencumbered pool of assets on our Credit Facility.

The following table reconciles the change in the balance of real estate during the years ended December 31, 2022, 2021 and 2020, respectively (in thousands):

	2022		2021	2020
Balance at beginning of period	$1,225,258		$1,140,205	$1,064,389
Additions:
Acquisitions during period	99,300		85,169	111,049
Improvements	26,670		14,495	11,696
Deductions:
Dispositions during period	(39,823)		(14,611)	(43,383)
Impairments during period	(11,835)		—	(3,546)
Balance at end of period	$1,299,570	(1)	$1,225,258	$1,140,205	(2)
(1)The real estate figure includes $12.3 million of real estate held for sale as of December 31, 2022.
(2)The real estate figure includes $11.5 million of real estate held for sale as of December 31, 2020.

The following table reconciles the change in the balance of accumulated depreciation during the years ended December 31, 2022, 2021 and 2020, respectively (in thousands):

	2022		2021	2020
Balance at beginning of period	$266,672		$231,876	$210,944
Additions during period	42,584		39,612	36,034
Dispositions during period	(13,002)		(4,816)	(15,102)
Balance at end of period	$296,254	(1)	$266,672	$231,876	(2)
(1)The accumulated depreciation figure includes $9.3 million of real estate held for sale as of December 31, 2022.
(2)The accumulated depreciation figure includes $3.4 million of real estate held for sale as of December 31, 2020.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2022, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2022 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Management’s Annual Report on Internal Control Over Financial Reporting

Refer to Management’s Report on Internal Controls over Financial Reporting located in Item 8 of this Annual Report on Form 10-K.

c) Attestation Report of the Registered Public Accounting Firm

Refer to the Report of Independent Registered Public Accounting Firm located in Item 8 of this Annual Report on Form 10-K.

d) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after December 31, 2022. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2023 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference from our 2023 Proxy Statement under the captions “Election of Directors to Class of 2026,” “Information Regarding the Board of Directors and Corporate Governance,” “Compensation Committee Report,” “Executive Officers,” and sub-caption “Code of Business Conduct and Ethics,” as well as from the information disclosed under the caption “Code of Ethics” included in Part I, Item 1 of this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from our 2023 Proxy Statement under the captions “Executive Compensation,” “Director Compensation,” and “Compensation Committee Report,” and sub-caption “Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference from our 2023 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from our 2023 Proxy Statement under the captions “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance.”

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference from our 2023 Proxy Statement under the sub-captions “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policy and Procedures” under the caption “Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits and Financial Statement Schedules.

a.	DOCUMENTS FILED AS PART OF THIS REPORT

1	The following financial statements are filed herewith:

Report of Management on Internal Controls over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2022 and 2021
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020
Notes to Consolidated Financial Statements

2	Financial statement schedules

Schedule III – Real Estate and Accumulated Depreciation is filed herewith.
All other schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.

3	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Index

Exhibit Number	Exhibit Description
3.1	Articles of Restatement, incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed January 12, 2017.
3.2	Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11 (File No. 333-106024), filed June 11, 2003.
3.3	First Amendment to Bylaws of the Registrant, incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed July 10, 2007.
3.4	Second Amendment to Bylaws of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed December 1, 2016.
3.5	Articles Supplementary, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed April 12, 2018.

3.6	Articles of Amendment, incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed April 12, 2018.
3.7
Articles Supplementary for 6.625% Series E Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed on September 27, 2019.

3.8	Articles Supplementary, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed December 3, 2019.
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

4.5	Form of Indenture, incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-3 (File No. 333-268549), filed November 23, 2022.
4.6	Description of the Registrant’s securities registered pursuant to Section 12 of the Exchange Act (filed herewith).
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

10.3
Second Amended and Restated Agreement of Limited Partnership of Gladstone Commercial Limited Partnership, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed July 11, 2018.

10.4
Exhibit SEP to Second Amended and Restated Agreement of Limited Partnership of Gladstone Commercial Limited Partnership: Designation of 6.625% Series E Cumulative Redeemable Preferred Units, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed September 27, 2019.

10.5
First Amendment to Second Amended and Restated Agreement of Limited Partnership of Gladstone Commercial Operating Partnership, dated December 2, 2019, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed December 3, 2019.

10.6
Second Amendment to the Second Amended and Restated Agreement of Limited Partnership of Gladstone Commercial Limited Partnership, including Exhibit SFP thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed February 20, 2020.

10.7
Third Amendment to the Second Amended and Restated Agreement of Limited Partnership of Gladstone Commercial Limited Partnership, including Exhibit SGP thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed June 24, 2021.

10.8
Fourth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Gladstone Commercial Limited Partnership, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-33097), filed August 9, 2021.

10.9
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

10.10
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

10.11
Sixth Amended and Restated Investment Advisory Agreement, dated as of July 14, 2020, by and between the Registrant and Gladstone Management Corporation. incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-33097), filed July 27, 2020.

10.12	Seventh Amended and Restated Investment Advisory Agreement by and between the Registrant and Gladstone Management Corporation (filed herewith).
10.13
Dealer Manager Agreement, dated as of February 20, 2020, by and between the Registrant and Gladstone Securities, LLC, incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed February 20, 2020.

10.14
First Amendment to Dealer Manager Agreement, dated as of February 9, 2023, by and between the Registrant and Gladstone Securities, LLC, incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed February 9, 2023.

21	List of Subsidiaries of the Registrant (filed herewith).
23	Consent of PricewaterhouseCoopers LLP (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
99.1	Estimated Value Methodology for Series F Cumulative Redeemable Preferred Stock as of December 31, 2022.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021, (ii) the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2022, 2021 and 2020, (iii) the Consolidated Statements of Stockholders' Equity for the years ended December 31, 2022, 2021 and 2020, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020 and (v) the Notes to Consolidated Financial Statements.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Commercial Corporation
Date:	February 22, 2023	By:	/s/ Gary Gerson
Gary Gerson
Chief Financial Officer
Date:	February 22, 2023	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 22, 2023	By:	/s/ David Gladstone
David Gladstone Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

Date:	February 22, 2023	By:	/s/ Terry Lee Brubaker
Terry Lee Brubaker Vice Chairman, Chief Operating Officer and Director

Date:	February 22, 2023	By:	/s/ Gary Gerson
Gary Gerson Chief Financial Officer (principal financial and accounting officer)

Date:	February 22, 2023	By:	/s/ Anthony W. Parker
Anthony W. Parker Director

Date:	February 22, 2023	By:	/s/ Michela A. English
Michela A. English Director

Date:	February 22, 2023	By:	/s/ Paul Adelgren
Paul Adelgren Director

Date:	February 22, 2023	By:	/s/ John Outland
John Outland Director

Date:	February 22, 2023	By:	/s/ Walter H. Wilkinson, Jr.
Walter H. Wilkinson, Jr. Director

Date:	February 22, 2023	By:	/s/ Paula Novara
Paula Novara Director