Form 10-Q
period 2023-03-31
GLADSTONE COMMERCIAL CORP
filed 2023-05-03
CIK 1234006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of May 3, 2023 was 39,998,775.

GLADSTONE COMMERCIAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED
March 31, 2023

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Gladstone Commercial Corporation
Condensed Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Real estate, at cost	$1,285,539	$1,287,297
Less: accumulated depreciation	294,773	286,994
Total real estate, net	990,766	1,000,303
Lease intangibles, net	107,778	111,622
Real estate and related assets held for sale	4,722	3,013
Cash and cash equivalents	14,286	11,653
Restricted cash	4,505	4,339
Funds held in escrow	5,925	8,818
Right-of-use assets from operating leases	5,071	5,131
Deferred rent receivable, net	39,663	38,884
Other assets	13,867	17,746
TOTAL ASSETS	$1,186,583	$1,201,509
LIABILITIES, MEZZANINE EQUITY AND EQUITY
LIABILITIES
Mortgage notes payable, net (1)	$354,556	$359,389
Borrowings under Revolver	26,250	23,250
Borrowings under Term Loan A, Term Loan B and Term Loan C, net	366,740	366,567
Deferred rent liability, net	38,799	39,997
Operating lease liabilities	5,255	5,308
Asset retirement obligation	4,824	4,793
Accounts payable and accrued expenses	9,822	9,606
Due to Adviser and Administrator (1)	2,457	3,356
Other liabilities	17,211	14,617
TOTAL LIABILITIES	$825,914	$826,883
Commitments and contingencies (2)
MEZZANINE EQUITY
Series E and G redeemable preferred stock, net, par value $0.001 per share; $25 per share liquidation preference; 10,750,886 and 10,751,486 shares authorized; and 7,052,334 and 7,052,934 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively (3)	$170,041	$170,056
TOTAL MEZZANINE EQUITY	$170,041	$170,056
EQUITY
Senior common stock, par value $0.001 per share; 950,000 shares authorized; and 407,092 and 431,064 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively (3)	$1	$1
Common stock, par value $0.001 per share, 62,309,915 and 62,305,727 shares authorized; and 39,998,220 and 39,744,359 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively (3)	40	39
Series F redeemable preferred stock, par value $0.001 per share; $25 per share liquidation preference; 25,989,199 and 25,992,787 shares authorized and 694,489 and 670,895 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively (3)	1	1
Additional paid in capital	725,874	721,327
Accumulated other comprehensive income	6,008	11,640
Distributions in excess of accumulated earnings	(542,937)	(530,228)
TOTAL STOCKHOLDERS' EQUITY	$188,987	$202,780
OP Units held by Non-controlling OP Unitholders (3)	1,641	1,790
TOTAL EQUITY	$190,628	$204,570
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$1,186,583	$1,201,509
(1)Refer to Note 2 “Related-Party Transactions”
(2)Refer to Note 7 “Commitments and Contingencies”
(3)Refer to Note 8 “Equity and Mezzanine Equity”

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation
Condensed Consolidated Statements of Operations and Comprehensive Income
(Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	For the three months ended March 31,
	2023	2022
Operating revenues
Lease revenue	$36,554	$35,531
Total operating revenues	$36,554	$35,531
Operating expenses
Depreciation and amortization	$15,474	$14,689
Property operating expenses	6,727	6,623
Base management fee (1)	1,605	1,547
Incentive fee (1)	—	1,340
Administration fee (1)	565	462
General and administrative	1,063	997
Total operating expenses	$25,434	$25,658
Other income (expense)
Interest expense	$(8,828)	$(6,586)
Other income	105	104
Total other income (expense), net	$(8,723)	$(6,482)
Net income	$2,397	$3,391
Net loss (income) attributable (available) to OP Units held by Non-controlling OP Unitholders	7	(2)
Net income attributable to the Company	$2,404	$3,389
Distributions attributable to Series E, F, and G preferred stock	(3,022)	(2,946)
Distributions attributable to senior common stock	(109)	(116)
Loss on extinguishment of Series F preferred stock	(5)	(5)
Gain on repurchase of Series G preferred stock	3	—
Net (loss) income (attributable) available to common stockholders	$(729)	$322
(Loss) income per weighted average share of common stock - basic & diluted
(Loss) income (attributable) available to common shareholders	$(0.02)	$0.01
Weighted average shares of common stock outstanding
Basic and Diluted	39,922,359	37,902,653
Earnings per weighted average share of senior common stock	$0.26	$0.26
Weighted average shares of senior common stock outstanding - basic	420,521	449,442
Comprehensive income
Change in unrealized (loss) gain related to interest rate hedging instruments, net	$(5,895)	$4,267
Other Comprehensive (loss) gain	(5,895)	4,267
Net income	$2,397	$3,391
Comprehensive (loss) income	$(3,498)	$7,658
Comprehensive loss (income) attributable (available) to OP Units held by Non-controlling OP Unitholders	7	(2)
Total comprehensive (loss) income available to the Company	$(3,491)	$7,656

(1)Refer to Note 2 “Related-Party Transactions”
The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation
Condensed Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	For the three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$2,397	$3,391
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,474	14,689
Amortization of deferred financing costs	410	369
Amortization of deferred rent asset and liability, net	(1,761)	(615)
Amortization of discount and premium on assumed debt, net	11	12
Asset retirement obligation expense	31	21
Amortization of right-of-use asset from operating leases and operating lease liabilities, net	7	7
Operating changes in assets and liabilities
Decrease (increase) in other assets	924	(372)
(Decrease) increase in deferred rent receivable	(938)	1,156
Decrease in accounts payable and accrued expenses	(502)	(1,508)
(Decrease) increase in amount due to Adviser and Administrator	(899)	143
Increase in other liabilities	166	856
Leasing commissions paid	(401)	(962)
Net cash provided by operating activities	$14,919	$17,187
Cash flows from investing activities:
Acquisition of real estate and related intangible assets	$—	$(13,463)
Improvements of existing real estate	(1,961)	(942)
Receipts from lenders for funds held in escrow	3,218	28
Payments to lenders for funds held in escrow	(325)	(2,544)
Receipts from tenants for reserves	451	875
Payments to tenants from reserves	—	(1,016)
Deposits on future acquisitions	(709)	(509)
Net cash provided by (used in) investing activities	$674	$(17,571)
Cash flows from financing activities:
Proceeds from issuance of equity	$4,630	$22,166
Offering costs paid	(80)	(395)
Redemption of Series F preferred stock	(91)	(55)
Retirement of Senior Common stock	(55)	—
Repurchase of Series G preferred stock	(12)	—
Payments for deferred financing costs	(70)	—
Principal repayments on mortgage notes payable	(5,002)	(3,460)
Borrowings from revolving credit facility	13,000	23,100
Repayments on revolving credit facility	(10,000)	(22,100)
Increase (decrease) in security deposits	—	(25)
Distributions paid for common, senior common, preferred stock and Non-controlling OP Unitholders	(15,114)	(17,365)
Net cash (used in) provided by financing activities	$(12,794)	$1,866
Net increase in cash, cash equivalents, and restricted cash	$2,799	$1,482
Cash, cash equivalents, and restricted cash at beginning of period	$15,992	$13,178
Cash, cash equivalents, and restricted cash at end of period	$18,791	$14,660
SUPPLEMENTAL AND NON-CASH INFORMATION
Tenant funded fixed asset improvements included in deferred rent liability, net	$722	$3,340
Unrealized gain related to interest rate hedging instruments, net	$(5,895)	$4,267
Capital improvements and leasing commissions included in accounts payable and accrued expenses	$2,350	$497
Dividends paid on Series F Preferred Stock via additional share issuances	$112	$88

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (dollars in thousands):

	For the three months ended March 31,
	2023	2022
Cash and cash equivalents	$14,286	$9,585
Restricted cash	4,505	5,075
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$18,791	$14,660

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

Interim Financial Information

Our interim financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and in accordance with Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. The year-end balance sheet data presented herein was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of our management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim period, have been included. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 22, 2023. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Significant Accounting Policies

The preparation of our financial statements in accordance with GAAP requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1, “Organization, Basis of Presentation and Significant Accounting Policies,” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022. There were no material changes to our critical accounting policies during the three months ended March 31, 2023.

2. Related-Party Transactions

Gladstone Management and Gladstone Administration

We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator, which collectively employ all of our personnel and pay their salaries, benefits, and other general expenses directly. Both our Adviser and Administrator are affiliates of ours, as their parent company is owned and controlled by Mr. David Gladstone, our chairman and chief executive officer. Two of our executive officers, Mr. Gladstone and Mr. Terry Lee Brubaker (our chief operating officer) serve as directors and executive officers of our Adviser and our Administrator. Our president, Mr. Arthur “Buzz” Cooper, is also executive vice president of commercial and industrial real estate of our Adviser. Mr. Michael LiCalsi, our general counsel and secretary, also serves as our Administrator’s president, general counsel and secretary, as well as executive vice president of administration of our Adviser. We have entered into an advisory agreement with our Adviser, as amended from time to time (the “Advisory Agreement”), and an administration agreement with our Administrator (the “Administration Agreement”). The services and fees under the Advisory Agreement and Administration Agreement are described below. As of March 31, 2023 and December 31, 2022, $2.5 million and $3.4 million, respectively, were collectively due to our Adviser and Administrator. Our entrance into the Advisory Agreement and each amendment thereto has been approved unanimously by our Board of Directors. Our Board of Directors reviews and considers renewing the agreements with our Adviser and Administrator each July. During their July 2022 meeting, our Board of Directors reviewed and renewed each of the Advisory Agreement and Administration Agreement for an additional year, through August 31, 2023.

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

For the three months ended March 31, 2023 and 2022, we recorded a base management fee of $1.6 million and $1.5 million, respectively.

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

On January 10, 2023, the Company amended and restated the Sixth Amended Advisory Agreement by entering into the Seventh Amended and Restated Investment Advisory Agreement between the Company and the Adviser (the “Seventh Amended Advisory Agreement”). The Company’s entrance into the Amended Agreement was approved unanimously by our board of directors, including specifically, our independent directors. The Seventh Amended Advisory Agreement contractually eliminated the payment of the incentive fee for the quarters ending March 31, 2023 and June 30, 2023. The calculation of the other fees remains unchanged.

For the three months ended March 31, 2022, we recorded an incentive fee of $1.3 million. The Adviser did not waive any portion of the incentive fee for the three months ended March 31, 2022.

Capital Gain Fee

Under the Advisory Agreement, we will pay to the Adviser a capital gain-based incentive fee that will be calculated and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement). In determining the capital gain fee, we will calculate aggregate realized capital gains and aggregate realized capital losses for the applicable time period. For this purpose, aggregate realized capital gains and losses, if any, equals the realized gain or loss calculated by the difference between the sales price of the property, less any costs to sell the property and the current gross value of the property (equal to the property’s original acquisition price plus any subsequent non-reimbursed capital improvements) of the disposed property. At the end of the fiscal year, if this number is positive, then the capital gain fee payable for such time period shall equal 15.0% of such amount. No capital gain fee was recognized during the three months ended March 31, 2023 or 2022.

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

Administration Agreement

Under the terms of the Administration Agreement, we pay separately for our allocable portion of the Administrator’s overhead expenses in performing its obligations to us including, but not limited to, rent and our allocable portion of the salaries and benefits expenses of our Administrator’s employees, including, but not limited to, our chief financial officer, treasurer, chief compliance officer, general counsel and secretary (who also serves as our Administrator’s president, general counsel and secretary), and their respective staffs. Our allocable portion of the Administrator’s expenses are generally derived by multiplying our Administrator’s total expenses by the approximate percentage of time the Administrator’s employees perform services for us in relation to their time spent performing services for all companies serviced by our Administrator under contractual agreements. We believe that the methodology of allocating the Administrator’s total expenses by approximate percentage of time services were performed among all companies serviced by our Administrator more closely approximates fees paid to actual services performed. For the three months ended March 31, 2023 and 2022, we recorded an administration fee of $0.6 million and $0.5 million, respectively.

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

Mortgage Financing Arrangement Agreement

We entered into an agreement with Gladstone Securities, effective June 18, 2013, for it to act as our non-exclusive agent to assist us with arranging mortgage financing for properties we own. In connection with this engagement, Gladstone Securities will, from time to time, continue to solicit the interest of various commercial real estate lenders or recommend to us third party lenders offering credit products or packages that are responsive to our needs. We pay Gladstone Securities a financing fee in connection with the services it provides to us for securing mortgage financing on any of our properties. The amount of these financing fees, which are payable upon closing of the financing, are based on a percentage of the amount of the mortgage, generally ranging from 0.15% to a maximum of 1.00% of the mortgage obtained. The amount of the financing fees may be reduced or eliminated, as determined by us and Gladstone Securities, after taking into consideration various factors, including, but not limited to, the involvement of any third-party brokers and market conditions. We did not pay financing fees to Gladstone Securities during the three months ended March 31, 2023 and 2022. Our Board of Directors renewed the agreement for an additional year, through August 31, 2023, at its July 2022 meeting.

Dealer Manager Agreement

On February 20, 2020 we entered into a dealer manager agreement, as amended on February 9, 2023 (together, the “Dealer Manager Agreement”), whereby Gladstone Securities acts as the exclusive dealer manager in connection with our offering (the “Offering”) of up to (i) 20,000,000 shares of 6.00% Series F Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series F Preferred Stock”), on a “reasonable best efforts” basis (the “Primary Offering”), and (ii) 6,000,000 shares of Series F Preferred Stock pursuant to our distribution reinvestment plan (the “DRIP”) to those holders of the Series F Preferred Stock who participate in such DRIP. The Series F Preferred Stock is registered with the SEC pursuant to an automatic registration statement on Form S-3 (File No. 333-268549), as the same may be amended and/or supplemented (the “2022 Registration Statement”), under the Securities Act of 1933, as amended, and will be offered and sold pursuant to a prospectus supplement, dated February 9, 2023, and a base prospectus dated November 23, 2022 relating to the 2022 Registration Statement. During the years ended December 31, 2020, 2021 and 2022, the Series F Preferred Stock was registered with the SEC pursuant to a registration statement on Form S-3 (File No. 333-236143) (the “2020 Registration Statement”), and offered and sold pursuant to a prospectus supplement, dated February 20, 2020, and a base prospectus dated February 11, 2020.

Under the Dealer Manager Agreement, Gladstone Securities, as dealer manager, provides certain sales, promotional and marketing services to us in connection with the Offering, and we pay Gladstone Securities (i) selling commissions of 6.0% of the gross proceeds from sales of Series F Preferred Stock in the Primary Offering (the “Selling Commissions”), and (ii) a dealer manager fee of 3.0% of the gross proceeds from sales of Series F Preferred Stock in the Primary Offering (the “Dealer Manager Fee”). No Selling Commissions or Dealer Manager Fee are paid with respect to shares sold pursuant to the DRIP. Gladstone Securities may, in its sole discretion, re-allow a portion of the Dealer Manager Fee to participating broker-dealers in support of the Offering. We paid fees of $0.03 million and $0.1 million to Gladstone Securities during the three months ended March 31, 2023 and 2022, respectively, in connection with the Offering.

3. (Loss) Earnings Per Share of Common Stock

The following tables set forth the computation of basic and diluted (loss) earnings per share of common stock for the three months ended March 31, 2023 and 2022. The operating partnership units in the Operating Partnership (“OP Units”) held by holders who do not control the Operating Partnership (“Non-controlling OP Unitholders”) (which may be redeemed for shares of common stock) have been excluded from the diluted (loss) earnings per share calculations, as there would be no effect on the amounts since the Non-controlling OP Unitholders’ share of (loss) earnings would also be added back to net (loss) income. Net (loss) income figures are presented net of such non-controlling interests in the (loss) earnings per share calculation.

We computed basic (loss) earnings per share for the three months ended March 31, 2023 and 2022 using the weighted average number of shares outstanding during the respective periods. Diluted (loss) earnings per share for the three months ended March 31, 2023 and 2022 reflects additional shares of common stock related to our convertible senior common stock (the “Senior Common Stock”), if the effect of conversion would be dilutive, that would have been outstanding if such dilutive potential shares of common stock had been issued, as well as an adjustment to net (loss) income (attributable) available to common stockholders as applicable to common stockholders that would result from their assumed issuance (dollars in thousands, except per share amounts).

	For the three months ended March 31,
	2023	2022
Calculation of basic (loss) earnings per share of common stock:
Net (loss) income (attributable) available to common stockholders	$(729)	$322
Denominator for basic weighted average shares of common stock (1)	39,922,359	37,902,653
Basic (loss) earnings per share of common stock	$(0.02)	$0.01
Calculation of diluted (loss) earnings per share of common stock:
Net (loss) income (attributable) available to common stockholders	$(729)	$322
Net (loss) income (attributable) available to common stockholders plus assumed conversions (2)	$(729)	$322
Denominator for basic weighted average shares of common stock (1)	39,922,359	37,902,653
Effect of convertible Senior Common Stock (2)	—	—
Denominator for diluted weighted average shares of common stock (2)	39,922,359	37,902,653
Diluted (loss) earnings per share of common stock	$(0.02)	$0.01
(1)The weighted average number of OP Units held by Non-controlling OP Unitholders was 391,468 and 256,994 for the three months ended March 31, 2023 and 2022, respectively.

(2)We excluded convertible shares of Senior Common Stock of 345,687 and 374,123 from the calculation of diluted earnings per share for the three months ended March 31, 2023 and 2022, respectively, because they were anti-dilutive.

4. Real Estate and Intangible Assets

Real Estate

The following table sets forth the components of our investments in real estate as of March 31, 2023 and December 31, 2022, respectively, excluding real estate held for sale as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	March 31, 2023	December 31, 2022
Real estate:
Land (1)	$152,695	$152,916
Building and improvements	1,067,950	1,069,407
Tenant improvements	64,894	64,974
Accumulated depreciation	(294,773)	(286,994)
Real estate, net	$990,766	$1,000,303
(1)This amount includes $4,436 of land value subject to land lease agreements which we may purchase at our option for a nominal fee.

Real estate depreciation expense on building and tenant improvements was $11.3 million and $9.9 million for the three months ended March 31, 2023 and 2022, respectively.
Acquisitions

We did not acquire any properties during the three months ended March 31, 2023, and acquired two industrial properties during the three months ended March 31, 2022. The acquisitions are summarized below (dollars in thousands):

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

We determined the fair value of assets acquired and liabilities assumed related to the properties acquired during the three months ended March 31, 2022 as follows (dollars in thousands):

	Three Months Ended March 31, 2022
Acquired assets and liabilities	Purchase price
Land	$816
Building	10,250
Tenant Improvements	196
In-place Leases	847
Leasing Costs	525
Customer Relationships	567
Above Market Leases	279
Below Market Leases	(17)	(1)
Total Purchase Price	$13,463
(1)This amount includes $17 of prepaid rent included in Other liabilities on the condensed consolidated balance sheets.

Future Lease Payments

Future operating lease payments from tenants under non-cancelable leases, excluding tenant reimbursement of expenses, for the nine months ending December 31, 2023 and each of the five succeeding fiscal years and thereafter is as follows, excluding real estate held for sale as of March 31, 2023 (dollars in thousands):

Year	Tenant Lease Payments
Nine Months Ending December 31, 2023	$87,845
2024	112,991
2025	109,942
2026	102,756
2027	85,936
2028	70,416
Thereafter	299,003

In accordance with the lease terms, substantially all operating expenses are required to be paid by the tenant directly, or reimbursed to us from the tenant; however, we would be required to pay operating expenses on the respective properties in the event the tenants fail to pay them.

Lease Revenue Reconciliation

The table below sets forth the allocation of lease revenue between fixed contractual payments and variable lease payments for the three months ended March 31, 2023 and 2022, respectively (dollars in thousands):

	For the three months ended March 31,
	(Dollars in Thousands)
Lease revenue reconciliation	2023	2022	$ Change	% Change
Fixed lease payments	$32,141	$31,332	$809	2.6%
Variable lease payments	4,413	4,199	214	5.1%
	$36,554	$35,531	$1,023	2.9%

Intangible Assets

The following table summarizes the carrying value of intangible assets, liabilities and the accumulated amortization for each intangible asset and liability class as of March 31, 2023 and December 31, 2022, respectively, excluding real estate held for sale as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	March 31, 2023		December 31, 2022
	Lease Intangibles	Accumulated Amortization	Lease Intangibles	Accumulated Amortization
In-place leases	$104,394	$(64,967)	$104,394	$(63,240)
Leasing costs	85,162	(46,807)	85,038	(45,501)
Customer relationships	69,485	(39,489)	69,586	(38,655)
	$259,041	$(151,263)	$259,018	$(147,396)

	Deferred Rent Receivable/(Liability)	Accumulated (Amortization)/Accretion	Deferred Rent Receivable/(Liability)	Accumulated (Amortization)/Accretion
Above market leases	$14,637	$(11,334)	$15,371	$(11,909)
Below market leases and deferred revenue	(64,346)	25,547	(66,138)	26,141

Total amortization expense related to in-place leases, leasing costs and customer relationship lease intangible assets was $4.1 million and $4.7 million for the three months ended March 31, 2023 and 2022, respectively, and is included in depreciation and amortization expense in the condensed consolidated statements of operations and comprehensive income.

Total amortization related to above-market lease values was $0.2 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively, and is included in lease revenue in the condensed consolidated statements of operations and comprehensive income. Total amortization related to below-market lease values was $1.9 million and $0.8 million for the three months ended March 31, 2023 and 2022, respectively, and is included in lease revenue in the condensed consolidated statements of operations and comprehensive income.

The weighted average amortization periods in years for the intangible assets acquired and liabilities assumed during the three months ended March 31, 2022, were as follows:

Intangible Assets & Liabilities	March 31, 2022
In-place leases	10.7
Leasing costs	10.7
Customer relationships	16.1
Above market leases	12.7
Below market leases	7.1
All intangible assets & liabilities	11.9

5. Real Estate Dispositions, Held for Sale and Impairment Charges

Real Estate Dispositions

We did not sell any properties during the three months ended March 31, 2023 and 2022. We expect to continue to execute our capital recycling plan and sell non-core properties as reasonable disposition opportunities become available, and use the sales proceeds to acquire properties in our target, secondary growth markets, or pay down outstanding debt.

Real Estate Held for Sale

At March 31, 2023, we had two properties classified as held for sale, located in Columbia, South Carolina and Baytown, Texas. We consider these assets to be non-core to our long term strategy. At December 31, 2022, we had one property classified as held for sale, located in Columbia, South Carolina.

The table below summarizes the components of the assets and liabilities held for sale at March 31, 2023 and December 31, 2022 reflected on the accompanying condensed consolidated balance sheets (dollars in thousands):

	March 31, 2023	December 31, 2022
Assets Held for Sale
Total real estate held for sale	$4,681	$3,013
Lease intangibles, net	41	—
Total Assets Held for Sale	$4,722	$3,013

Impairment Charges

We evaluated our portfolio for triggering events to determine if any of our held and used assets were impaired during the three months ended March 31, 2023 and 2022, and did not recognize an impairment charge.

6. Mortgage Notes Payable and Credit Facility

Our $125.0 million unsecured revolving credit facility (“Revolver”), $160.0 million term loan facility (“Term Loan A”), $60.0 million term loan facility (“Term Loan B”), and $150.0 million term loan facility (“Term Loan C”), are collectively referred to herein as the Credit Facility.

Our mortgage notes payable and Credit Facility as of March 31, 2023 and December 31, 2022 are summarized below (dollars in thousands):

	Encumbered properties at		Carrying Value at		Stated Interest Rates at		Scheduled Maturity Dates at
	March 31, 2023		March 31, 2023	December 31, 2022	March 31, 2023		March 31, 2023
Mortgage and other secured loans:
Fixed rate mortgage loans	50		$357,034	$362,037	(1)		(2)
Variable rate mortgage loans	—		—	—	N/A		(2)
Premiums and discounts, net	—		(72)	(83)	N/A		N/A
Deferred financing costs, mortgage loans, net	—		(2,406)	(2,565)	N/A		N/A
Total mortgage notes payable, net	50		$354,556	$359,389	(3)
Variable rate revolving credit facility	84	(6)	$26,250	$23,250	SOFR + 1.50%	(4)	8/18/2026
Total revolver	84		$26,250	$23,250
Variable rate term loan facility A	—	(6)	$160,000	$160,000	SOFR + 1.45%	(4)	8/18/2027
Variable rate term loan facility B	—	(6)	60,000	60,000	SOFR + 1.45%	(4)	2/11/2026
Variable rate term loan facility C	—	(6)	150,000	150,000	SOFR + 1.45%	(4)	2/18/2028
Deferred financing costs, term loan facility	—		(3,260)	(3,433)	N/A		N/A
Total term loan, net	N/A		$366,740	$366,567
Total mortgage notes payable and credit facility	134		$747,546	$749,206	(5)
(1)Interest rates on our fixed rate mortgage notes payable vary from 2.80% to 6.63%.
(2)We have 44 mortgage notes payable with maturity dates ranging from April 6, 2023 through August 1, 2037.
(3)The weighted average interest rate on the mortgage notes outstanding as of March 31, 2023 was approximately 4.24%.
(4)As of March 31, 2023, Secured Overnight Financing Rate (“SOFR”) was approximately 4.87%.
(5)The weighted average interest rate on all debt outstanding as of March 31, 2023 was approximately 5.33%.
(6)The amount we may draw under our Credit Facility is based on a percentage of the fair value of a combined pool of 84 unencumbered properties as of March 31, 2023.
N/A - Not Applicable

Mortgage Notes Payable

As of March 31, 2023, we had 44 mortgage notes payable, collateralized by a total of 50 properties with a net book value of $550.1 million. We have limited recourse liabilities that could result from any one or more of the following circumstances: a borrower voluntarily filing for bankruptcy, improper conveyance of a property, fraud or material misrepresentation, misapplication or misappropriation of rents, security deposits, insurance proceeds or condemnation proceeds, or physical waste or damage to the property resulting from a borrower’s gross negligence or willful misconduct. As of March 31, 2023, we did not have any mortgages subject to recourse. We will also indemnify lenders against claims resulting from the presence of hazardous substances or activity involving hazardous substances in violation of environmental laws on a property.

During the three months ended March 31, 2023, we did not issue or repay any mortgages.

We made payments of $0.1 million for deferred financing costs during the three months ended March 31, 2023. We did not make any payments for deferred financing costs during the three months ended March 31, 2022.

Scheduled principal payments of mortgage notes payable for the nine months ending December 31, 2023, and each of the five succeeding fiscal years and thereafter are as follows (dollars in thousands):

Year	Scheduled Principal Payments
Nine Months Ending December 31, 2023	$64,537
2024	20,508
2025	36,559
2026	42,379
2027	94,848
2028	28,858
Thereafter	69,345
Total	$357,034	(1)
(1)This figure does not include $(0.1) million of premiums and (discounts), net, and $2.4 million of deferred financing costs, which are reflected in mortgage notes payable, net on the condensed consolidated balance sheets.

We believe we will be able to address all mortgage notes payable maturing over the next 12 months through a combination of refinancing our existing indebtedness, cash from operations, proceeds from one or more equity offerings and availability on our Credit Facility.

Interest Rate Cap and Interest Rate Swap Agreements

We have entered into interest rate cap agreements that cap the interest rate on certain of our variable-rate debt and we have assumed or entered into interest rate swap agreements in which we hedged our exposure to variable interest rates by agreeing to pay fixed interest rates to our respective counterparty. We have adopted the fair value measurement provisions for our financial instruments recorded at fair value. The fair value guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Generally, we will estimate the fair value of our interest rate caps and interest rate swaps, in the absence of observable market data, using estimates of value including estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. At March 31, 2023 and December 31, 2022, our interest rate cap agreements and interest rate swaps were valued using Level 2 inputs.

The fair value of the interest rate cap agreements is recorded in other assets on our accompanying condensed consolidated balance sheets. We record changes in the fair value of the interest rate cap agreements quarterly based on the current market valuations at quarter end. If the interest rate cap qualifies for hedge accounting, the change in the estimated fair value is recorded to accumulated other comprehensive income to the extent that it is effective, with any ineffective portion recorded to interest expense in our condensed consolidated statements of operations and comprehensive income. If the interest rate cap does not qualify for hedge accounting, or if it is determined the hedge is ineffective, any change in the fair value is recognized in interest expense in our consolidated statements of operations and comprehensive income. The following table summarizes the interest rate caps at March 31, 2023 and December 31, 2022 (dollars in thousands):

		March 31, 2023		December 31, 2022
Aggregate Cost		Aggregate Notional Amount	Aggregate Fair Value	Aggregate Notional Amount	Aggregate Fair Value
$620	(1)	$225,000	$3,264	$225,000	$4,629
(1)We have entered into various interest rate cap agreements on variable rate debt with LIBOR caps ranging from 1.50% to 2.50%.

We have assumed or entered into interest rate swap agreements in connection with certain of our mortgage financings and Credit Facility, whereby we will pay our counterparty a fixed rate interest rate on a monthly basis and receive payments from our counterparty equivalent to the stipulated floating rate. The fair value of our interest rate swap agreements is recorded in other assets or other liabilities on our accompanying condensed consolidated balance sheets. We have designated our interest rate swaps as cash flow hedges, and we record changes in the fair value of the interest rate swap agreement to accumulated other comprehensive income on the condensed consolidated balance sheets. We record changes in fair value on a quarterly basis, using current market valuations at quarter end. The following table summarizes our interest rate swaps at March 31, 2023 and December 31, 2022 (dollars in thousands):

March 31, 2023			December 31, 2022
Aggregate Notional Amount	Aggregate Fair Value Asset	Aggregate Fair Value Liability	Aggregate Notional Amount	Aggregate Fair Value Asset	Aggregate Fair Value Liability
$362,545	$5,353	$(2,876)	$362,832	$8,264	$(897)

The following table presents the impact of our derivative instruments in the condensed consolidated financial statements (dollars in thousands):

	Amount of (loss) gain, net, recognized in Comprehensive Income
	Three Months Ended March 31,
	2023	2022
Derivatives in cash flow hedging relationships
Interest rate caps	$(1,006)	$1,624
Interest rate swaps	(4,889)	2,643
Total	$(5,895)	$4,267

The following table presents the reclassifications of our derivative instruments out of accumulated other comprehensive income into interest expense in the condensed consolidated financial statements (dollars in thousands):

	Amount reclassified out of Accumulated Other Comprehensive Income
	Three Months Ended March 31,
	2023	2022
Interest rate caps	$263	$—
Total	$263	$—

The following table sets forth certain information regarding our derivative instruments (dollars in thousands):

		Asset (Liability) Derivatives Fair Value at
Derivatives Designated as Hedging Instruments	Balance Sheet Location	March 31, 2023	December 31, 2022
Interest rate caps	Other assets	$3,264	$4,629
Interest rate swaps	Other assets	5,353	8,264
Interest rate swaps	Other liabilities	(2,876)	(897)
Total derivative liabilities, net		$5,741	$11,996

The fair value of all mortgage notes payable outstanding as of March 31, 2023 was $329.6 million, as compared to the carrying value stated above of $354.6 million. The fair value is calculated based on a discounted cash flow analysis, using management’s estimate of market interest rates on long-term debt with comparable terms and loan to value ratios. The fair value was calculated using Level 3 inputs of the hierarchy established by ASC 820, “Fair Value Measurements and Disclosures.”

Credit Facility

On August 18, 2022, we amended, extended and upsized our Credit Facility, increasing our Revolver from $100.0 million to $120.0 million (and its term to August 2026), adding the new $140.0 million Term Loan C, decreasing the principal balance of Term Loan B to $60.0 million and extending the maturity date of Term Loan A to August 2027. Term Loan C has a maturity date of February 18, 2028 and a SOFR spread ranging from 125 to 195 basis points, depending on our leverage. On September 27, 2022 we further increased the Revolver to $125.0 million and Term Loan C to $150.0 million, as permitted under the terms of the Credit Facility. We entered into multiple interest rate swap agreements on Term Loan C, which swap the interest rate to fixed rates from 3.15% to 3.75%. We incurred fees of approximately $4.2 million in connection with extending and upsizing our Credit Facility. As of March 31, 2023, there was $150.0 million outstanding under Term Loan C, and we used all net proceeds to repay all outstanding borrowings on the Revolver, pay off mortgage debt, and fund acquisitions. The Credit Facility’s current bank syndicate is comprised of KeyBank, Fifth Third Bank, The Huntington National Bank, Bank of America, Synovus Bank, United Bank, First Financial Bank, and S&T Bank.

As of March 31, 2023, there was $396.3 million outstanding under our Credit Facility, at a weighted average interest rate of approximately 6.32%, and $14.4 million outstanding under letters of credit, at a weighted average interest rate of 1.50%. As of March 31, 2023, the maximum additional amount we could draw under the Credit Facility was $77.5 million. We were in compliance with all covenants under the Credit Facility as of March 31, 2023.

The amount outstanding under the Credit Facility approximates fair value as of March 31, 2023.

7. Commitments and Contingencies

Ground Leases

We are obligated as lessee under four ground leases. Future minimum rental payments due under the terms of these leases for the nine months ending December 31, 2023 and each of the five succeeding fiscal years and thereafter is as follows (dollars in thousands):

Year	Future Lease Payments Due Under Operating Leases
Nine Months Ending December 31, 2023	$369
2024	493
2025	494
2026	498
2027	506
2028	510
Thereafter	5,790
Total anticipated lease payments	$8,660
Less: amount representing interest	(3,405)
Present value of lease payments	$5,255

Rental expense incurred for properties with ground lease obligations during the three months ended March 31, 2023 and 2022 was $0.1 million and $0.1 million, respectively. Our ground leases are treated as operating leases and rental expenses are reflected in property operating expenses on the condensed consolidated statements of operations and comprehensive income. Our ground leases have a weighted average remaining lease term of 18.3 years and a weighted average discount rate of 5.33%.

Letters of Credit

As of March 31, 2023, there was $14.4 million outstanding under letters of credit. These letters of credit are not reflected on our condensed consolidated balance sheets.

8. Equity and Mezzanine Equity

Stockholders’ Equity

The following table summarizes the changes in our equity for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Senior Common Stock
Balance, beginning of period	$1	$1
Issuance of senior common stock, net	—	—

Balance, end of period	$1	$1
Common Stock
Balance, beginning of period	$39	$37
Issuance of common stock, net	1	1
Balance, end of period	$40	$38
Series F Preferred Stock
Balance, beginning of period	$1	$—
Issuance of Series F preferred stock, net	—	—
Redemption of Series F preferred stock, net	—	—
Balance, end of period	$1	$—
Additional Paid in Capital
Balance, beginning of period	$721,327	$671,134
Issuance of common stock and Series F preferred stock, net	4,385	21,749
Redemption of Series F preferred stock, net	86	55
Retirement of senior common stock, net	52	—
Adjustment to OP Units held by Non-controlling OP Unitholders resulting from changes in ownership of the Operating Partnership	24	(143)
Balance, end of period	$725,874	$692,795
Accumulated Other Comprehensive Income
Balance, beginning of period	$11,640	$(1,346)
Comprehensive (loss) income	(5,895)	4,267
Reclassification into interest expense	263	—
Balance, end of period	$6,008	$2,921
Distributions in Excess of Accumulated Earnings
Balance, beginning of period	$(530,228)	$(468,523)
Distributions declared to common, senior common, and preferred stockholders	(15,108)	(17,354)
Redemption of Series F preferred stock, net	(5)	(5)
Net income attributable to the Company	2,404	3,389
Balance, end of period	$(542,937)	$(482,493)
Total Stockholders' Equity
Balance, beginning of period	$202,780	$201,303
Issuance of common stock and Series F preferred stock, net	4,386	21,750
Redemption of Series F preferred stock, net	81	50
Retirement of senior common stock, net	52	—
Distributions declared to common, senior common, and preferred stockholders	(15,108)	(17,354)
Comprehensive (loss) income	(5,895)	4,267
Reclassification into interest expense	263	—
Adjustment to OP Units held by Non-controlling OP Unitholders resulting from changes in ownership of the Operating Partnership	24	(143)
Net income attributable to the Company	2,404	3,389
Balance, end of period	$188,987	$213,262
Non-Controlling Interest
Balance, beginning of period	$1,790	$1,259
Distributions declared to Non-controlling OP Unit holders	(118)	(96)
Adjustment to OP Units held by Non-controlling OP Unitholders resulting from changes in ownership of the Operating Partnership	(24)	143
Net (loss) income (attributable) available to OP units held by Non-controlling OP Unitholders	(7)	2
Balance, end of period	$1,641	$1,308
Total Equity	$190,628	$214,570

Distributions

We paid the following distributions per share for the three months ended March 31, 2023 and 2022:

	For the three months ended March 31,
	2023	2022
Common Stock and Non-controlling OP Units	$0.30000	$0.37620
Senior Common Stock	0.2625	0.2625
Series E Preferred Stock	0.414063	0.414063
Series F Preferred Stock	0.375	0.375
Series G Preferred Stock	0.375	0.375

Recent Activity

Common Stock ATM Programs

During the three months ended March 31, 2023, we sold 0.2 million shares of common stock, raising $4.0 million in net proceeds under our At-the-Market Equity Offering Sales Agreement with sales agents Robert W. Baird & Co. Incorporated (“Baird”), Goldman Sachs & Co. LLC (“Goldman Sachs”), Stifel, Nicolaus & Company, Incorporated, (“Stifel”) BTIG, LLC, and Fifth Third Securities, Inc. (“Fifth Third”). On February 22, 2022, we entered into Amendment No. 1 to the At-the-Market Equity Offering Sales Agreement, dated December 3, 2019 (together, the “Prior Common Stock Sales Agreement”). The amendment permitted shares of common stock to be issued pursuant to the Prior Common Stock Sales Agreement under the 2020 Registration Statement, and future registration statements on Form S-3 (the “Prior Common Stock ATM Program”). We terminated the Prior Common Stock Sales Agreement effective as of February 10, 2023 in connection with the expiration of the 2020 Registration Statement on February 11, 2023.

On March 3, 2023, we entered into an At-the-Market Equity Offering Sales Agreement (the “2023 Common Stock Sales Agreement”), with BofA Securities, inc. (“BofA”), Goldman Sachs, Baird, KeyBanc Capital Markets Inc. (“KeyBanc”), and Fifth Third (collectively the “Common Stock Sales Agents”). In connection with the 2023 Common Stock Sales Agreement, we filed prospectuses dated March 3, 2023 and March 7, 2023, to the prospectus dated November 23, 2022, with the SEC, for the offer and sale of an aggregate offering amount of up to $250.0 million of common stock. During the three months ended March 31, 2023, we did not sell any shares of common stock under the 2023 Common Stock Sales Agreement.

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

During the three months ended March 31, 2023, we had an At-the-Market Equity Offering Sales Agreement (the “Series E Preferred Stock Sales Agreement”) with sales agents Baird, Goldman Sachs, Stifel, Fifth Third, and U.S. Bancorp Investments, Inc., pursuant to which we could, from time to time, offer to sell shares of our Series E Preferred Stock, in an aggregate offering price of up to $100.0 million. We did not sell any shares of our Series E Preferred Stock pursuant to the Series E Preferred Stock Sales Agreement during the three months ended March 31, 2023. We terminated the Series E Preferred Stock Sales Agreement effective as of February 10, 2023.

Universal Shelf Registration Statements

On January 29, 2020, we filed the 2020 Registration Statement. The 2020 Registration Statement was declared effective on February 11, 2020. The 2020 Registration Statement allowed us to issue up to $800.0 million of securities. Of the $800.0 million of available capacity under our 2020 Registration Statement, approximately $636.5 million was reserved for the sale of our Series F Preferred Stock, and $63.0 million was reserved for our Prior Common Stock ATM Program. The 2020 Registration Statement expired on February 11, 2023.

On November 23, 2022, we filed the 2022 Registration Statement. There is no limit on the aggregate amount of the securities that we may offer pursuant to the 2022 Registration Statement.

Series F Preferred Stock

On February 20, 2020, we filed with the Maryland Department of Assessments and Taxation Articles Supplementary (i) setting forth the rights, preferences and terms of the Series F Preferred Stock and (ii) reclassifying and designating 26,000,000 shares of our authorized and unissued shares of common stock as shares of Series F Preferred Stock. The reclassification decreased the number of shares classified as common stock from 86,290,000 shares immediately prior to the reclassification to 60,290,000 shares immediately after the reclassification. We sold 22,256 shares of our Series F Preferred Stock, raising $0.5 million in net proceeds, during the three months ended March 31, 2023.

Non-controlling Interest in Operating Partnership

As of March 31, 2023 and December 31, 2022, we owned approximately 99.0% and 99.0%, respectively, of the outstanding OP Units.

The Operating Partnership is required to make distributions on each OP Unit in the same amount as those paid on each share of our common stock, with the distributions on the OP Units held by us being utilized to make distributions to our common stockholders.

As of March 31, 2023 and December 31, 2022, there were 391,468 and 391,468 outstanding OP Units held by Non-controlling OP Unitholders, respectively.

9. Subsequent Events

Distributions

On April 11, 2023, our Board of Directors declared the following monthly distributions for the months of April, May and June of 2023:

Record Date	Payment Date	Common Stock and Non-controlling OP Unit Distributions per Share	Series E Preferred Distributions per Share	Series G Preferred Distributions per Share
April 21, 2023	April 28, 2023	$0.10	$0.138021	$0.125
May 23, 2023	May 31, 2023	0.10	0.138021	0.125
June 21, 2023	June 30, 2023	0.10	0.138021	0.125
		$0.30	$0.414063	$0.375

Senior Common Stock Distributions
Payable to the Holders of Record During the Month of:	Payment Date	Distribution per Share
April	May 5, 2023	$0.0875
May	June 5, 2023	0.0875
June	July 5, 2023	0.0875
		$0.2625

Series F Preferred Stock Distributions
Record Date	Payment Date	Distribution per Share
April 26, 2023	May 5, 2023	$0.125
May 26, 2023	June 5, 2023	0.125
June 27, 2023	July 5, 2023	0.125
		$0.375

Equity Activity

Subsequent to March 31, 2023 and through May 3, 2023, we raised $0.3 million in net proceeds from the sale of 13,172 shares of Series F Preferred Stock.

Acquisition Activity

On April 14, 2023, we purchased a 76,089 square foot industrial property in Riverdale, Illinois for $5.3 million. This property is fully leased to one tenant on a 20.0-year lease.

Financing Activity

On April 6, 2023, we repaid $2.7 million of fixed rate debt, collateralized by one property, at an interest rate of 4.16%.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements contained herein, other than historical facts, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our business, financial condition, liquidity, results of operations, funds from operations or prospects to be materially different from any future business, financial condition, liquidity, results of operations, funds from operations or prospects expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see the captions titled “Forward-Looking Statements” and “Risk Factors” in this report and in our Annual Report on Form 10-K for the year ended December 31, 2022. We caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q.

All references to “we,” “our,” “us” and the “Company” in this Report mean Gladstone Commercial Corporation and its consolidated subsidiaries, except where otherwise noted or where the context indicates that the term means only Gladstone Commercial Corporation.

General

We are an externally advised real estate investment trust (“REIT”) that was incorporated under the General Corporation Law of the State of Maryland on February 14, 2003. We focus on acquiring, owning, and managing primarily office and industrial properties. Our properties are geographically diversified and our tenants cover a broad cross section of business sectors and range in size from small to very large private and public companies, many of which are corporations that do not have publicly rated debt. We have historically entered into, and intend in the future to enter into, purchase agreements primarily for real estate having net leases with remaining terms of approximately seven to 15 years and contractual rental rate increases. Under a net lease, the tenant is required to pay most or all operating, maintenance, repair and insurance costs and real estate taxes with respect to the leased property.

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

As of May 3, 2023:

•we owned 138 properties totaling 17.3 million square feet of rentable space, located in 27 states;
•our occupancy rate was 96.0%;
•the weighted average remaining term of our mortgage debt was 4.0 years and the weighted average interest rate was 4.23%; and
•the average remaining lease term of the portfolio was 6.9 years.

Business Environment

The demand for industrial space has continued, largely due to the continuing growth of e-commerce and recent trend of manufacturing onshoring, which appears to have partially rebounded from the adverse effects of COVID-19 on the commercial real estate industry in 2020, 2021, and early 2022. However, the increased cost of construction materials and product delivery delays caused by supply chain disruptions and related inventory management issues, and the apparent labor shortage we are facing nationally, have resulted in inflation and higher costs for both industrial and office construction projects. Further, a tightening of available financing, due primarily to higher interest rates, has caused a slowdown in new construction starts throughout the fourth quarter of 2022, as compared to the record breaking third quarter of 2022, which should lead to lower deliveries into 2024.

The industrial market recorded its strongest year in 2021, surpassing 500 million square feet in net absorption and continued to remain strong throughout 2022, absorbing over 350 million square feet. Construction activity for the industrial sector saw record amounts of groundbreakings in the third quarter of 2022, bringing the total amount under development to over 600 million square feet. Industrial market fundamentals continued to tighten, bringing the vacancy rate to an all-time low of 3.3% at the end of the third quarter of 2022. The office sector struggled less in 2022 than 2021, posting negative net absorption of 37 million square feet in 2022 compared to negative net absorption of 59 million square feet in 2021. Tenants continue to put their space up for sublease to reduce costs, with year-end sublease vacancy totaling 136 million square feet. Industry expectations are for an increase in office vacancy rates as leases roll over the next few years, which will lead to downsizing and lower renewal rates for spaces currently offered for sublease. Coupled with tighter credit conditions, we expect to see continued softening of office fundamentals over the next 36 months.

Interest rates remain volatile in response to competing concerns about inflationary pressures, and interest rate increases by the Federal Reserve are expected to continue. The yield on the 10-year U.S. Treasury Note has increased significantly since the beginning of 2022 and finished 2022 at 3.88%. Global recessionary conditions may occur over the next 6-24 months as a direct result of central bank intervention to curb inflation.

We collected 100% of all outstanding cash rents for calendar year 2022. In the past, we have received rent modification requests from our tenants, and we may receive additional requests in the future. However, we are unable to quantify the outcomes of the negotiation of relief packages, the success of any tenant’s financial prospects or the amount of relief requests that we will ultimately receive or grant. We believe that we have a diverse tenant base, and specifically, we do not have significant exposure to tenants in the retail, hospitality, airlines, and oil and gas industries. Additionally, our properties are located across 27 states, which we believe mitigates our exposure to economic issues, including regulations or laws implemented by state and local governments, in any one geographic market or area.

We believe we currently have adequate liquidity in the near term, and we believe the availability on our Credit Facility is sufficient to cover all near-term debt obligations and operating expenses and to continue our industrial growth strategy. We are in compliance with all of our debt covenants as of March 31, 2023. We amended our Credit Facility in 2019 to increase our borrowing capacity and extend its maturity date. In addition, on August 18, 2022, we added a new $150.0 million term loan component. We have had numerous conversations with lenders, and credit continues to be available for well-capitalized borrowers. We continue to monitor our portfolio and intend to maintain a reasonably conservative liquidity position for the foreseeable future.

Other Business Environment Considerations

The short-term and long-term economic implications are unknown, in relation to recent world events, including inflation, supply chain disruptions and related inventory management issues, labor shortages, rising interest rates, public health emergencies such as the COVID-19 pandemic and associated governmental responses in addition to any subsequent shift in policy, geopolitical conditions, new regulations or the long-term impact of social and infrastructure spending and tax reform in the U.S. Finally, the continuing uncertainty surrounding the ability of the federal government to address its fiscal condition in both the near and long term, as well as other geopolitical issues relating to the global economic slowdown has increased domestic and global instability. These developments could cause interest rates and borrowing costs to be volatile, which may adversely affect our ability to access both the equity and debt markets and could have an adverse impact on our tenants as well.

The London Inter-bank Offered Rate (“LIBOR”) is anticipated to be phased out by June 2023, and LIBOR is being transitioned to a new standard rate, the Secured Overnight Financing Rate (“SOFR”). During 2022 and the first quarter of 2023, we began transitioning our variable rate debt to SOFR, and, at March 31, 2023, all of our variable rate debt was based upon SOFR, with the exception of $20.7 million of hedged variable rate mortgages still based on LIBOR, which we are working to transition to SOFR prior to the mid-2023 phase out of LIBOR.

We continue to focus on re-leasing vacant space, renewing upcoming lease expirations, re-financing upcoming loan maturities, and acquiring additional properties with associated long-term leases. Currently, we have five partially vacant buildings and four fully vacant buildings. Our available vacant space at March 31, 2023 represents 4.1% of our total square footage and the annual carrying costs on the vacant space, including real estate taxes and property operating expenses, are approximately $4.3 million. We continue to actively seek new tenants for these properties.

We believe our lease expiration schedule for the remainder of 2023 is quite manageable, as it equates to only 3.3% of our lease revenue at March 31, 2023. Property acquisitions since the beginning of 2020 have totaled $343.2 million and all transactions were industrial in nature, with a weighted average lease term of 13.2 years and a current weighted average lease term today of 11.1 years.

Our ability to make new investments is highly dependent upon our ability to procure financing. Our principal sources of financing generally include the issuance of equity securities, long-term mortgage loans secured by properties, borrowings under our $125.0 million senior unsecured revolving credit facility (“Revolver”), with KeyBank National Association (“KeyBank”), which matures in August 2026, our $160.0 million term loan facility (“Term Loan A”), which matures in August 2027, our $60.0 million term loan facility (“Term Loan B”), which matures in February 2026, and our $150.0 million term loan facility (“Term Loan C”) which matures in February 2028. We refer to the Revolver, Term Loan A, Term Loan B and Term Loan C collectively herein as the Credit Facility. While lenders’ credit standards have tightened, we continue to look to national and regional banks, insurance companies and non-bank lenders to issue mortgages to finance our real estate activities.

Recent Developments

Acquisition Activity

On April 14, 2023, we purchased a 76,089 square foot industrial property in Riverdale, Illinois for $5.3 million. This property is fully leased to one tenant on a 20.0-year lease.

Leasing Activity

During and subsequent to the three months ended March 31, 2023, we executed six leases, which are summarized below (dollars in thousands):

Aggregate Square Footage	Weighted Average Remaining Lease Term	Aggregate Annualized GAAP Fixed Lease Payments	Aggregate Tenant Improvement	Aggregate Leasing Commissions
717,513	7.3 years	$3,492	$45	$15

Financing Activity

On April 6, 2023, we repaid $2.7 million of fixed rate debt, collateralized by one property, at an interest rate of 4.16%.

Equity Activities

Common Stock ATM Programs

During the three months ended March 31, 2023, we sold 0.2 million shares of common stock, raising $4.0 million in net proceeds under our At-the-Market Equity Offering Sales Agreement (the “Common Stock Sales Agreement”) with sales agents Robert W. Baird & Co. Incorporated (“Baird”), Goldman Sachs & Co. LLC (“Goldman Sachs”), Stifel, Nicolaus & Company, Incorporated (“Stifel”), BTIG, LLC, and Fifth Third Securities, Inc. (“Fifth Third”). On February 22, 2022, we entered into Amendment No. 1 to our Common Stock Sales Agreement, dated December 3, 2019 (together, the “Prior Common Stock Sales Agreement”). The amendment permitted shares of common stock to be issued pursuant to the Prior Common Stock Sales Agreement under the Company’s Registration Statement on Form S-3 (File No. 333-236143) (the “2020 Registration Statement”), and future registration statements on Form S-3 (the “Prior Common Stock ATM Program”). We terminated the Prior Common Stock Sales Agreement effective as of February 10, 2023 in connection with the expiration of the 2020 Registration Statement on February 11, 2023.

On March 3, 2023, we entered into an At-the-Market Equity Offering Sales Agreement (the “2023 Common Stock Sales Agreement”), with BofA Securities, Inc. (“BofA”), Goldman Sachs, Baird, KeyBanc Capital Markets Inc. (“KeyBanc”), and Fifth Third (collectively the “Common Stock Sales Agents”). In connection with the 2023 Common Stock Sales Agreement, we filed prospectuses dated March 3, 2023 and March 7, 2023, to the prospectus dated November 23, 2022, with the SEC, for the offer and sale of an aggregate offering amount of $250.0 million of common stock. During the three months ended March 31, 2023, we did not sell any shares of common stock under the 2023 Common Stock Sales Agreement.

Series E Preferred ATM Program

During the three months ended March 31, 2023, we had an At-the-Market Equity Offering Sales Agreement (the “Series E Preferred Stock Sales Agreement”) with sales agents Baird, Goldman Sachs, Stifel, Fifth Third, and U.S. Bancorp Investments, Inc., pursuant to which we could, from time to time, offer to sell shares of our Series E Preferred Stock, in an aggregate offering price of up to $100.0 million. We did not sell any shares of our Series E Preferred Stock pursuant to the Series E Preferred Stock Sales Agreement during the three months ended March 31, 2023. We terminated the Series E Preferred Stock Sales Agreement effective as of February 10, 2023.

Universal Shelf Registration Statements

On January 29, 2020, we filed the 2020 Registration Statement. The 2020 Registration Statement was declared effective on February 11, 2020. The 2020 Registration Statement allowed us to issue up to $800.0 million of securities. Of the $800.0 million of available capacity under our 2020 Registration Statement, approximately $636.5 million was reserved for the sale of our Series F Preferred Stock, and $63.0 million was reserved for our Prior Common Stock ATM Program. The 2020 Registration Statement expired on February 11, 2023.

On November 23, 2022, we filed an automatic registration statement on Form S-3 (File No. 333-268549) (the “2022 Registration Statement”). There is no limit on the aggregate amount of the securities that we may offer pursuant to the 2022 Registration Statement.

Series F Preferred Stock Continuous Offering

On February 20, 2020, we filed with the Maryland Department of Assessments and Taxation Articles Supplementary (i) setting forth the rights, preferences and terms of the Series F Preferred Stock and (ii) reclassifying and designating 26,000,000 shares of our authorized and unissued shares of common stock as shares of Series F Preferred Stock. The reclassification decreased the number of shares classified as common stock from 86,290,000 shares immediately prior to the reclassification to 60,290,000 shares immediately after the reclassification. We sold 22,256 shares of our Series F Preferred Stock, raising $0.5 million in net proceeds during the three months ended March 31, 2023.

Non-controlling Interest in Operating Partnership

As of March 31, 2023 and December 31, 2022, we owned approximately 99.0% and 99.0%, respectively, of the outstanding operating partnership units in the Operating Partnership (“OP Units”).

As of March 31, 2023 and December 31, 2022, there were 391,468 and 391,468 outstanding OP Units held by holders who do not control the Operating Partnership (“Non-controlling OP Unitholders”), respectively.

Director Activity

Terry Lee Brubaker resigned from our Board of Directors, effective April 14, 2023. Mr. Brubaker’s resignation was not a result of any disagreement with the Company on any matters relating to the Company’s operations, policies, or practices.

Diversity of Our Portfolio

Gladstone Management Corporation, a Delaware corporation (our “Adviser”), seeks to diversify our portfolio to avoid dependence on any one particular tenant, industry or geographic market. By diversifying our portfolio, our Adviser intends to reduce the adverse effect on our portfolio of a single under-performing investment or a downturn in any particular industry or geographic market. For the three months ended March 31, 2023, our largest tenant comprised only 4.3% of total lease revenue. The table below reflects the breakdown of our total lease revenue by tenant industry classification for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	For the three months ended March 31,
	2023		2022
Industry Classification	Lease Revenue	Percentage of Lease Revenue	Lease Revenue	Percentage of Lease Revenue
Automotive	$5,140	14.2	$4,636	13.0
Telecommunications	4,940	13.5	5,609	15.8
Diversified/Conglomerate Services	4,529	12.4	4,537	12.8
Healthcare	3,348	9.2	3,984	11.2
Diversified/Conglomerate Manufacturing	2,636	7.2	2,626	7.4
Personal, Food & Miscellaneous Services	2,347	6.4	1,548	4.4
Banking	2,336	6.4	2,608	7.3
Buildings and Real Estate	2,304	6.3	2,338	6.6
Personal & Non-Durable Consumer Products	1,882	5.1	859	2.4
Beverage, Food & Tobacco	1,402	3.8	1,381	3.9
Machinery	1,369	3.7	976	2.7
Chemicals, Plastics & Rubber	1,365	3.7	1,205	3.4
Containers, Packaging & Glass	983	2.7	869	2.4
Information Technology	573	1.6	1,045	2.9
Childcare	573	1.6	573	1.6
Electronics	272	0.7	181	0.5
Printing & Publishing	229	0.6	229	0.6
Education	203	0.6	204	0.6
Home & Office Furnishings	123	0.3	123	0.5
Total	$36,554	100.0%	$35,531	100.0%

The tables below reflect the breakdown of total lease revenue by state for the three months ended March 31, 2023 and 2022 (dollars in thousands):

State	Lease Revenue for the three months ended March 31, 2023	Percentage of Lease Revenue	Number of Leases for the three months ended March 31, 2023	Lease Revenue for the three months ended March 31, 2022	Percentage of Lease Revenue	Number of Leases for the three months ended March 31, 2022
Texas	$4,781	13.1%	13	$5,167	14.5%	14
Florida	4,117	11.3	9	4,236	11.9	9
Pennsylvania	3,736	10.2	10	3,733	10.5	10
Ohio	3,661	10.0	16	3,585	10.1	15
Georgia	2,924	8.0	10	2,908	8.2	10
North Carolina	2,302	6.3	10	1,887	5.3	9
Alabama	2,236	6.1	7	1,556	4.4	5
Colorado	1,870	5.1	4	849	2.4	3
Michigan	1,599	4.4	6	1,609	4.5	6
Minnesota	1,171	3.2	7	1,007	2.8	6
All Other States	8,157	22.3	45	8,994	25.4	45
Total	$36,554	100.0%	137	$35,531	100.0%	132

Our Adviser and Administrator

Our Adviser is led by a management team with extensive experience purchasing real estate and originating mortgage loans. Our Adviser and Gladstone Administration, LLC, a Delaware limited liability company (our “Administrator”) are controlled by Mr. David Gladstone, who is also our chairman and chief executive officer. Mr. Gladstone also serves as the chairman and chief executive officer of both our Adviser and Administrator, as well as president and chief investment officer of our Adviser. Mr. Terry Lee Brubaker, our chief operating officer, is also the vice chairman and chief operating officer of our Adviser and Administrator and assistant secretary of our Adviser. Mr. Arthur “Buzz” Cooper, our president, also serves as executive vice president of commercial and industrial real estate of our Adviser. Our Administrator employs our chief financial officer, treasurer, chief compliance officer, general counsel and secretary, Michael LiCalsi (who also serves as our Administrator’s president, general counsel, and secretary, as well as executive vice president of administration of our Adviser) and their respective staffs.

Our Adviser and Administrator also provide investment advisory and administrative services, respectively, to certain of our affiliates, including, but not limited to, Gladstone Capital Corporation and Gladstone Investment Corporation, both publicly-traded business development companies, as well as Gladstone Land Corporation, a publicly-traded REIT that primarily invests in farmland. With the exception of Mr. Gary Gerson, our chief financial officer, Mr. Jay Beckhorn, our treasurer, and Mr. Cooper, all of our executive officers and all of our directors serve as either directors or executive officers, or both, of Gladstone Capital Corporation and Gladstone Investment Corporation. In addition, with the exception of Messrs. Cooper and Gerson, all of our executive officers and all of our directors, serve as either directors or executive officers, or both, of Gladstone Land Corporation. Messrs. Cooper and Gerson do not put forth any material efforts in assisting affiliated companies. In the future, our Adviser may provide investment advisory services to other companies, both public and private.

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

On January 10, 2023, we amended and restated the Sixth Amended Advisory Agreement by entering into the Seventh Amended Advisory Agreement, which was approved unanimously by our board of directors, including specifically, our independent directors. The Seventh Amended Advisory Agreement contractually eliminated the payment of the incentive fee for the quarters ending March 31, 2023 and June 30, 2023. The calculation of the other fees remains unchanged.

Capital Gain Fee

Under the Advisory Agreement, we will pay to the Adviser a capital gain-based incentive fee that will be calculated and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement). In determining the capital gain fee, we will calculate aggregate realized capital gains and aggregate realized capital losses for the applicable time period. For this purpose, aggregate realized capital gains and losses, if any, equals the realized gain or loss calculated by the difference between the sales price of the property, less any costs to sell the property and the current gross value of the property (equal to the property’s original acquisition price plus any subsequent non-reimbursed capital improvements) of the disposed property. At the end of the fiscal year, if this number is positive, then the capital gain fee payable for such time period shall equal 15.0% of such amount. No capital gain fee was recognized during the three months ended March 31, 2023 or 2022.

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

Significant Accounting Policies and Estimates

The preparation of our financial statements in accordance with GAAP requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022, filed by us with the U.S. Securities and

Exchange Commission (the “SEC”) on February 22, 2023 (our “2022 Form 10-K”). There were no material changes to our critical accounting policies or estimates during the three months ended March 31, 2023.

Results of Operations

The weighted average yield on our total portfolio, which was 7.9% and 7.4% as of March 31, 2023 and 2022, respectively, is calculated by taking the annualized straight-line rents plus operating expense recoveries, reflected as lease revenue on our condensed consolidated statements of operations and other comprehensive income, less property operating expenses, of each acquisition since inception, as a percentage of the acquisition cost plus subsequent capital improvements. The weighted average yield does not account for the interest expense incurred on the mortgages placed on our properties.

A comparison of our operating results for the three months ended March 31, 2023 and 2022 is below (dollars in thousands, except per share amounts):

	For the three months ended March 31,
	2023	2022	$ Change	% Change
Operating revenues
Lease revenue	$36,554	$35,531	$1,023	2.9%
Total operating revenues	$36,554	$35,531	$1,023	2.9%
Operating expenses
Depreciation and amortization	$15,474	$14,689	$785	5.3%
Property operating expenses	6,727	6,623	104	1.6%
Base management fee	1,605	1,547	58	3.7%
Incentive fee	—	1,340	(1,340)	(100.0)%
Administration fee	565	462	103	22.3%
General and administrative	1,063	997	66	6.6%
Total operating expenses	$25,434	$25,658	$(224)	(0.9)%
Other (expense) income
Interest expense	$(8,828)	$(6,586)	$(2,242)	34.0%
Other income	105	104	1	1.0%
Total other expense, net	$(8,723)	$(6,482)	$(2,241)	34.6%
Net income	$2,397	$3,391	$(994)	(29.3)%
Distributions attributable to Series E, F, and G preferred stock	(3,022)	(2,946)	(76)	2.6%
Distributions attributable to senior common stock	(109)	(116)	7	(6.0)%
Loss on extinguishment of Series F preferred stock	(5)	(5)	—	—%
Gain on repurchase of Series G preferred stock	3	—	3	100.0%
Net (loss) income (attributable) available to common stockholders and Non-controlling OP Unitholders	$(736)	$324	$(1,060)	(327.2)%
Net (loss) income (attributable) available to common stockholders and Non-controlling OP Unitholders per weighted average share and unit - basic & diluted	$(0.02)	$0.01	$(0.03)	(300.0)%
FFO available to common stockholders and Non-controlling OP Unitholders - basic (1)	$14,738	$15,013	$(275)	(1.8)%
FFO available to common stockholders and Non-controlling OP Unitholders - diluted (1)	$14,847	$15,129	$(282)	(1.9)%
FFO per weighted average share of common stock and Non-controlling OP Units - basic (1)	$0.37	$0.39	$(0.02)	(5.1)%
FFO per weighted average share of common stock and Non-controlling OP Units - diluted (1)	$0.37	$0.39	$(0.02)	(5.1)%
(1)Refer to the “Funds from Operations” section below within the Management’s Discussion and Analysis section for the definition of FFO.

Same Store Analysis

For the purposes of the following discussion, same store properties are properties we owned as of January 1, 2022, which have not been subsequently vacated, or disposed of. Acquired and disposed of properties are properties which were acquired, disposed of or classified as held for sale at any point subsequent to December 31, 2021. Properties with vacancy are properties that were fully vacant or had greater than 5.0% vacancy, based on square footage, at any point subsequent to January 1, 2022.

Operating Revenues

	For the three months ended March 31,
	(Dollars in Thousands)
Lease Revenues	2023	2022	$ Change	% Change
Same Store Properties	$29,891	$28,253	$1,638	5.8%
Acquired & Disposed Properties	2,142	1,918	224	11.7%
Properties with Vacancy	4,521	5,360	(839)	(15.7)%
	$36,554	$35,531	$1,023	2.9%

Lease revenues consist of rental income and operating expense recoveries earned from our tenants. Lease revenues from same store properties increased for the three months ended March 31, 2023, primarily due to income recognized from tenant funded improvement projects, where our tenants used their capital to improve our buildings, coupled with an increase in variable lease payments due to an increase in property operating expenses, and a corresponding increase in recovery revenue from property operating expenses. Lease revenues increased for acquired and disposed of properties for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, primarily because we acquired nine properties subsequent to March 31, 2022, partially offset by a decrease in variable lease payments due to a decrease in property operating expenses. Lease revenues decreased for our properties with vacancy for the three months ended March 31, 2023 due to accelerated rent recognized during the three months ended March 31, 2022 from two tenants that terminated their leases early.

Operating Expenses

Depreciation and amortization expense increased for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, due to an increase in depreciation and amortization expense on the nine properties acquired subsequent to March 31, 2022.

	For the three months ended March 31,
	(Dollars in Thousands)
Property Operating Expenses	2023	2022	$ Change	% Change
Same Store Properties	$4,261	$3,879	$382	9.8%
Acquired & Disposed Properties	206	433	(227)	(52.4)%
Properties with Vacancy	2,260	2,311	(51)	(2.2)%
	$6,727	$6,623	$104	1.6%

Property operating expenses consist of franchise taxes, property management fees, insurance, ground lease payments, property maintenance and repair expenses paid on behalf of certain of our properties. The increase in property operating expenses for same store properties for the three months ended March 31, 2023, from the comparable 2022 period, was a result of tenants requiring more employees to return on site as well as general cost increases due to the inflationary environment during the three months ended March 31, 2023. The decrease in property operating expenses for acquired and disposed of properties for the three months ended March 31, 2023, from the comparable 2022 period, is a result of a decrease in property operating expenses in relation to two properties held for sale during the three months ended March 31, 2023 that are fully vacant, requiring less costs to operate the empty buildings. The decrease in property operating expenses for properties with vacancy for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, is a result of reduced real estate tax expense during the period, partially offset by general cost increases due to the inflationary environment during the same period.

The base management fee paid to the Adviser increased for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, due to an increase in Gross Tangible Real Estate over the three months ended March 31, 2023 as compared to a smaller increase in Gross Tangible Real Estate during the three months ended March 31, 2022. The calculation of the base management fee is described in detail above in “Advisory and Administration Agreements.”

The incentive fee paid to the Adviser decreased for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, due to the payment of the incentive fee being contractually eliminated for the quarter ended March 31, 2023 as outlined in the Seventh Amended Advisory Agreement. The calculation of the incentive fee is described in detail above in “Advisory and Administration Agreements.”

The administration fee paid to the Administrator increased for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, due to our Administrator incurring greater costs that are allocated to us. The calculation of the administration fee is described in detail above in “Advisory and Administration Agreements.”

General and administrative expenses increased for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, primarily as a result of an increase in due diligence expenses for potential acquisition targets that were not completed, coupled with an increase in professional fees.

Other Income and Expenses

Interest expense increased for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. This increase was primarily a result of increased interest costs on variable rate debt, as global interest rates have increased to counteract growing inflation.

Other income remained consistent for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022.

Net (Loss) Income (Attributable) Available to Common Stockholders and Non-controlling OP Unitholders

Net (loss) income (attributable) available to common stockholders and Non-controlling OP Unitholders decreased for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, primarily due to an increase in interest expense due to higher borrowing costs on variable rate debt due to global interest rate expansion, partially offset by an increase in operating revenues due to asset acquisition activity during and subsequent to March 31, 2022.

Liquidity and Capital Resources

Overview

Our sources of liquidity include cash flows from operations, cash and cash equivalents, borrowings under our Credit Facility and issuing additional equity securities. Our available liquidity as of March 31, 2023, was $91.8 million, consisting of approximately $14.3 million in cash and cash equivalents and available borrowing capacity of $77.5 million under our Credit Facility. Our available borrowing capacity under the Credit Facility decreased to $75.0 million as of May 3, 2023.

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

Equity Capital

During the three months ended March 31, 2023, we raised net proceeds of $4.0 million of common equity under our Prior Common Stock ATM Program at a net weighted average per share price of $17.10. We used these proceeds to fund acquisitions, pay down outstanding debt and for other general corporate purposes. We did not sell any of our Series E Preferred Stock under our Series E Preferred Stock Sales Agreement during the three months ended March 31, 2023, which was terminated effective as of February 10, 2023. We raised net proceeds of $0.5 million from sales of our Series F Preferred Stock during the three months ended March 31, 2023.

As of May 3, 2023, there is no limit on the aggregate amount of securities we may offer pursuant to the 2022 Registration Statement.

Debt Capital

As of March 31, 2023, we had 44 mortgage notes payable in the aggregate principal amount of $357.0 million, collateralized by a total of 50 properties with a remaining weighted average maturity of 4.1 years. The weighted-average interest rate on the mortgage notes payable as of March 31, 2023 was 4.24%.

We continue to see banks and other non-bank lenders willing to issue mortgages. Consequently, we remain focused on obtaining mortgages through regional banks, non-bank lenders and, to a lesser extent, the commercial mortgage backed securities market.

As of March 31, 2023, we had mortgage debt in the aggregate principal amount of $64.5 million payable during the remainder of 2023 and $20.5 million payable during 2024. The 2023 principal amount payable includes both amortizing principal payments and five balloon principal payments due during the remaining nine months of 2023. We anticipate being able to refinance our mortgages that come due during 2023 and 2024 with a combination of new mortgage debt, availability under our Credit Facility and the issuance of additional equity securities. In addition, we have raised substantial equity under our at-the-market programs and plan to continue to use these programs.

Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2023, was $14.9 million, as compared to net cash provided by operating activities of $17.2 million for the three months ended March 31, 2022. This change was primarily a result of an increase in interest expense due to higher interest rates on variable rate debt, partially offset by an increase in operating revenues from the nine properties acquired subsequent to March 31, 2022. The majority of cash from operating activities is generated from the lease revenues that we receive from our tenants. We utilize this cash to fund our property-level operating expenses and use the excess cash primarily for debt and interest payments on our mortgage notes payable, interest payments on our Credit Facility, distributions to our stockholders, management fees to our Adviser, Administration fees to our Administrator and other entity-level operating expenses.

Investing Activities

Net cash provided by investing activities during the three months ended March 31, 2023, was $0.7 million, which primarily consisted of receipts from lender escrow, partially offset by capital improvements performed at certain of our properties and deposits on future acquisitions. Net cash used in investing activities during the three months ended March 31, 2022, was $17.6 million, which primarily consisted of two property acquisitions, coupled with capital improvements performed at certain of our properties.

Financing Activities

Net cash used in financing activities during the three months ended March 31, 2023, was $12.8 million, which primarily consisted of $5.0 million of mortgage principal repayments, and distributions paid to common, senior common and preferred shareholders, partially offset by the issuance of $4.6 million of equity. Net cash provided by financing activities for the three months ended March 31, 2022, was $1.9 million, which primarily consisted of the issuance of $22.2 million of common and preferred equity, partially offset by the repayment $3.5 million of outstanding mortgage debt, and distributions paid to common, senior common and preferred shareholders.

Credit Facility

On August 18, 2022, we amended, extended and upsized our Credit Facility, increasing our Revolver from $100.0 million to $120.0 million (and its term to August 2026), adding the new $140.0 million Term Loan C, decreasing the principal balance of Term Loan B to $60.0 million and extending the maturity date of Term Loan A to August 2027. Term Loan C has a maturity date of February 18, 2028 and a SOFR spread ranging from 125 to 195 basis points, depending on our leverage. On

September 27, 2022 we further increased the Revolver to $125.0 million and the Term Loan C to $150.0 million, as permitted under the terms of the Credit Facility. We entered into multiple interest rate swap agreements on Term Loan C, which swap the interest rate to fixed rates from 3.15% to 3.75%. We incurred fees of approximately $4.2 million in connection with extending and upsizing our Credit Facility. As of March 31, 2023, there was $150.0 million outstanding under Term Loan C, and we used all net proceeds to repay all outstanding borrowings on the Revolver, pay off mortgage debt, and fund acquisitions. The Credit Facility’s current bank syndicate is comprised of KeyBank, Fifth Third Bank, The Huntington National Bank, Bank of America, Synovus Bank, United Bank, First Financial Bank, and S&T Bank.

As of March 31, 2023, there was $396.3 million outstanding under our Credit Facility at a weighted average interest rate of approximately 6.32% and $14.4 million outstanding under letters of credit at a weighted average interest rate of 1.50%. As of May 3, 2023, the maximum additional amount we could draw under the Credit Facility was $75.0 million. We were in compliance with all covenants under the Credit Facility as of March 31, 2023.

Contractual Obligations

The following table reflects our material contractual obligations as of March 31, 2023 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt Obligations (1)	$753,284	$70,286	$113,754	$480,027	$89,217
Interest on Debt Obligations (2)	162,118	38,287	71,019	46,194	6,618
Operating Lease Obligations (3)	8,660	492	987	1,008	6,173
Purchase Obligations (4)	7,222	5,244	—	1,978	—
	$931,284	$114,309	$185,760	$529,207	$102,008
(1)Debt obligations represent borrowings under our Revolver, which represents $26.3 million of the debt obligation due in 2026, our Term Loan A, which represents $160.0 million of the debt obligation due in 2027, our Term Loan B, which represents $60.0 million of the debt obligation due in 2026, our Term Loan C, which represents $150.0 million of the debt obligation due in 2028 and mortgage notes payable that were outstanding as of March 31, 2023. This figure does not include $(0.1) million of premiums and (discounts), net and $5.7 million of deferred financing costs, net, which are reflected in mortgage notes payable, net and borrowings under Term Loan, net on the condensed consolidated balance sheets.
(2)Interest on debt obligations includes estimated interest on borrowings under our Revolver and Term Loan and mortgage notes payable. The balance and interest rate on our Revolver, Term Loan A, Term Loan B and Term Loan C is variable; thus, the interest payment obligation calculated for purposes of this table was based upon rates and balances as of March 31, 2023.
(3)Operating lease obligations represent the ground lease payments due on four of our properties.
(4)Purchase obligations consist of tenant and capital improvements at 10 of our properties.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of March 31, 2023.

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

The following table provides a reconciliation of our FFO available to common stockholders for the three months ended March 31, 2023 and 2022, respectively, to the most directly comparable GAAP measure, net income available to common stockholders, and a computation of basic and diluted FFO per weighted average share of common stock:

	For the three months ended March 31,
	(Dollars in Thousands, Except for Per Share Amounts)
	2023	2022
Calculation of basic FFO per share of common stock and Non-controlling OP Unit
Net income	$2,397	$3,391
Less: Distributions attributable to preferred and senior common stock	(3,131)	(3,062)
Less: Loss on extinguishment of Series F preferred stock	(5)	(5)
Add: Gain on repurchase of Series G preferred stock	3	—
Net (loss) gain (attributable) available to common stockholders and Non-controlling OP Unitholders	$(736)	$324
Adjustments:
Add: Real estate depreciation and amortization	$15,474	$14,689
FFO available to common stockholders and Non-controlling OP Unitholders - basic	$14,738	$15,013
Weighted average common shares outstanding - basic	39,922,359	37,902,653
Weighted average Non-controlling OP Units outstanding	391,468	256,994
Total common shares and Non-controlling OP Units	40,313,827	38,159,647
Basic FFO per weighted average share of common stock and Non-controlling OP Unit	$0.37	$0.39
Calculation of diluted FFO per share of common stock and Non-controlling OP Unit
Net income	$2,397	$3,391
Less: Distributions attributable to preferred and senior common stock	(3,131)	(3,062)
Less: Loss on extinguishment of Series F preferred stock	(5)	(5)
Add: Gain on repurchase of Series G preferred stock	3	—
Net (loss) gain (attributable) available to common stockholders and Non-controlling OP Unitholders	$(736)	$324
Adjustments:
Add: Real estate depreciation and amortization	$15,474	$14,689
Add: Income impact of assumed conversion of senior common stock	109	116
FFO available to common stockholders and Non-controlling OP Unitholders plus assumed conversions	$14,847	$15,129
Weighted average common shares outstanding - basic	39,922,359	37,902,653
Weighted average Non-controlling OP Units outstanding	391,468	256,994
Effect of convertible senior common stock	345,687	374,123
Weighted average common shares and Non-controlling OP Units outstanding - diluted	40,659,514	38,533,770
Diluted FFO per weighted average share of common stock and Non-controlling OP Unit	$0.37	$0.39

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary risk that we believe we are and will be exposed to is interest rate risk. Certain of our leases contain escalations based on market indices, and the interest rate on our Credit Facility is variable. Although we seek to mitigate this risk by structuring such provisions of our loans and leases to contain a minimum interest rate or escalation rate, as applicable, these features do not eliminate this risk. To that end, we have entered into derivative contracts to cap interest rates for our variable rate notes payable, and we have entered into interest rate swaps whereby we pay a fixed interest rate to our respective counterparty, and receive one month SOFR in return. For details regarding our rate cap agreements and our interest rate swap agreements see Note 6 – Mortgage Notes Payable and Credit Facility of the accompanying condensed consolidated financial statements.

To illustrate the potential impact of changes in interest rates on our net income for the three months ended March 31, 2023, we have performed the following analysis, which assumes that our condensed consolidated balance sheets remain constant and that no further actions beyond a minimum interest rate or escalation rate are taken to alter our existing interest rate sensitivity.

The following table summarizes the annual impact of a 1%, 2% and 3% increase, and a 1%, 2% and 3% decrease in SOFR as of March 31, 2023. As of March 31, 2023, our effective average SOFR was 4.87%. The impact of these fluctuations is presented below (dollars in thousands).

Interest Rate Change	(Decrease) increase to Interest Expense	Net increase (decrease) to Net Income
3% Decrease to SOFR	$(2,012)	$2,012
2% Decrease to SOFR	(532)	532
1% Decrease to SOFR	(266)	266
1% Increase to SOFR	266	(266)
2% Increase to SOFR	532	(532)
3% Increase to SOFR	798	(798)

As of March 31, 2023, the fair value of our mortgage debt outstanding was $329.6 million. Interest rate fluctuations may affect the fair value of our debt instruments. If interest rates on our debt instruments, using rates at March 31, 2023, had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased by $10.4 million and $11.1 million, respectively.

The amount outstanding under the Credit Facility approximates fair value as of March 31, 2023.

In the future, we may be exposed to additional effects of interest rate changes, primarily as a result of our Revolver, Term Loan, or long-term mortgage debt, which we use to maintain liquidity and fund expansion of our real estate investment portfolio and operations. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. Additionally, we believe that there may be minimal impact on our variable rate debt, which is based upon one month LIBOR, as a result of the expected transition from LIBOR to SOFR. We are currently monitoring the transition and the potential risks to us. We may also enter into derivative financial instruments such as interest rate swaps and caps to mitigate the interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes.

In addition to changes in interest rates, the value of our real estate is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees and borrowers, all of which may affect our ability to refinance debt, if necessary.

Item 4.	Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2023, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of March 31, 2023 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

Item 1A.	Risk Factors.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. For a discussion of these risks, please refer to the section captioned “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. There are no material changes to risks associated with our business or investment in our securities from those previously set forth in the report described above.

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
10.1
Seventh Amended and Restated Investment Advisory Agreement, dated January 10, 2023, by and between the Registrant and Gladstone Management Corporation, incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K (File No. 001-33097), filed February 22, 2023.

10.2
First Amendment to Dealer Manager Agreement, dated February 9, 2023, by and between the Registrant and Gladstone Securities, LLC incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed February 9, 2023.

10.3
At-the-Market Equity Offering Sales Agreement, dated March 3, 2023, by and among the Registrant, Gladstone Commercial Limited Partnership, BofA Securities, Inc., Goldman Sachs & Co. LLC, Robert W. Baird & Co. Incorporated, KeyBanc Capital Markets Inc. and Fifth Third Securities, Inc., incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed March 3, 2023.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Estimated Value Methodology for Series F Cumulative Redeemable Preferred Stock as of March 31, 2023.
101.INS***	iXBRL Instance Document
101.SCH***	iXBRL Taxonomy Extension Schema Document
101.CAL***	iXBRL Taxonomy Extension Calculation Linkbase Document
101.LAB***	iXBRL Taxonomy Extension Label Linkbase Document
101.PRE***	iXBRL Taxonomy Extension Presentation Linkbase Document
101.DEF***	iXBRL Definition Linkbase
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
***	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2023 and 2022, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022 and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gladstone Commercial Corporation

Date:	May 3, 2023	By:	/s/ Gary Gerson
Gary Gerson
Chief Financial Officer

Date:	May 3, 2023	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors