Form 10-Q
period 2023-06-30
GLADSTONE COMMERCIAL CORP
filed 2023-08-08
CIK 1234006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of August 8, 2023 was 39,917,995.

GLADSTONE COMMERCIAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED
June 30, 2023

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Gladstone Commercial Corporation
Condensed Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Real estate, at cost	$1,232,860	$1,287,297
Less: accumulated depreciation	286,911	286,150
Total real estate, net	945,949	1,001,147
Lease intangibles, net	104,439	111,622
Real estate and related assets held for sale	36,766	3,293
Cash and cash equivalents	16,487	11,653
Restricted cash	4,076	4,339
Funds held in escrow	8,459	8,818
Right-of-use assets from operating leases	5,011	5,131
Deferred rent receivable, net	40,035	38,884
Other assets	20,713	17,746
TOTAL ASSETS	$1,181,935	$1,202,633
LIABILITIES, MEZZANINE EQUITY AND EQUITY
LIABILITIES
Mortgage notes payable, net (1)	$348,371	$359,389
Borrowings under Revolver	38,450	23,250
Borrowings under Term Loan A, Term Loan B and Term Loan C, net	366,913	366,567
Deferred rent liability, net	35,761	39,997
Operating lease liabilities	5,202	5,308
Asset retirement obligation	4,811	4,793
Accounts payable and accrued expenses	11,479	9,606
Liabilities related to assets held for sale	933	—
Due to Adviser and Administrator (1)	2,624	3,356
Other liabilities	13,627	14,617
TOTAL LIABILITIES	$828,171	$826,883
Commitments and contingencies (2)
MEZZANINE EQUITY
Series E and G redeemable preferred stock, net, par value $0.001 per share; $25 per share liquidation preference; 10,750,886 and 10,751,486 shares authorized; and 7,052,334 and 7,052,934 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively (3)	$170,041	$170,056
TOTAL MEZZANINE EQUITY	$170,041	$170,056
EQUITY
Senior common stock, par value $0.001 per share; 950,000 shares authorized; and 406,425 and 431,064 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively (3)	$1	$1
Common stock, par value $0.001 per share, 62,315,414 and 62,305,727 shares authorized; and 39,917,995 and 39,744,359 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively (3)	39	39
Series F redeemable preferred stock, par value $0.001 per share; $25 per share liquidation preference; 25,983,700 and 25,992,787 shares authorized and 860,677 and 670,895 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively (3)	1	1
Additional paid in capital	728,580	721,327
Accumulated other comprehensive income	14,297	11,640
Distributions in excess of accumulated earnings	(560,719)	(529,104)
TOTAL STOCKHOLDERS' EQUITY	$182,199	$203,904
OP Units held by Non-controlling OP Unitholders (3)	1,524	1,790
TOTAL EQUITY	$183,723	$205,694
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$1,181,935	$1,202,633
(1)Refer to Note 2 “Related-Party Transactions”
(2)Refer to Note 7 “Commitments and Contingencies”
(3)Refer to Note 8 “Equity and Mezzanine Equity”

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation
Condensed Consolidated Statements of Operations and Comprehensive Income
(Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Operating revenues
Lease revenue	$38,658	$36,399	$75,212	$71,930
Total operating revenues	$38,658	$36,399	$75,212	$71,930
Operating expenses
Depreciation and amortization	$16,936	$15,167	$31,640	$29,804
Property operating expenses	6,738	6,959	13,465	13,582
Base management fee (1)	1,605	1,577	3,210	3,124
Incentive fee (1)	—	1,339	—	2,679
Administration fee (1)	546	399	1,110	861
General and administrative	1,068	958	2,131	1,955
Impairment charge	6,823	1,374	6,823	1,374
Total operating expenses	$33,716	$27,773	$58,379	$53,379
Other income (expense)
Interest expense	$(9,081)	$(7,121)	$(17,909)	$(13,706)
Loss on sale of real estate, net	(451)	—	(451)	—
Other income	2	119	107	223
Total other expense, net	$(9,530)	$(7,002)	$(18,253)	$(13,483)
Net (loss) income	$(4,588)	$1,624	$(1,420)	$5,068
Net loss attributable to OP Units held by Non-controlling OP Unitholders	73	10	81	8
Net (loss) income (attributable) available to the Company	$(4,515)	$1,634	$(1,339)	$5,076
Distributions attributable to Series E, F, and G preferred stock	(3,058)	(2,967)	(6,080)	(5,913)
Distributions attributable to senior common stock	(106)	(114)	(215)	(230)
Loss on extinguishment of Series F preferred stock	(6)	—	(11)	(5)
Gain on repurchase of Series G preferred stock	—	—	3	—
Net loss attributable to common stockholders	$(7,685)	$(1,447)	$(7,642)	$(1,072)
Loss per weighted average share of common stock - basic & diluted
Loss attributable to common shareholders	$(0.19)	$(0.04)	$(0.19)	$(0.03)
Weighted average shares of common stock outstanding
Basic and Diluted	39,978,674	38,745,751	39,950,672	38,326,531
Earnings per weighted average share of senior common stock	$0.26	$0.26	$0.52	$0.52
Weighted average shares of senior common stock outstanding - basic	407,099	435,364	413,438	442,364
Comprehensive income
Change in unrealized gain related to interest rate hedging instruments, net	$8,025	$2,603	$2,130	$6,870
Other Comprehensive gain	8,025	2,603	2,130	6,870
Net (loss) income	$(4,588)	$1,624	$(1,420)	$5,068
Comprehensive income	$3,437	$4,227	$710	$11,938
Comprehensive loss attributable to OP Units held by Non-controlling OP Unitholders	73	10	81	8
Total comprehensive income available to the Company	$3,510	$4,237	$791	$11,946

(1)Refer to Note 2 “Related-Party Transactions”
The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation
Condensed Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	For the six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(1,420)	$5,068
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,640	29,804
Impairment charge	6,823	1,374
Loss on sale of real estate, net	451	—
Amortization of deferred financing costs	819	860
Amortization of deferred rent asset and liability, net	(4,129)	(1,194)
Amortization of discount and premium on assumed debt, net	21	24
Asset retirement obligation expense	63	45
Amortization of right-of-use asset from operating leases and operating lease liabilities, net	14	16
Operating changes in assets and liabilities
Increase in other assets	(761)	(1,716)
Decrease in deferred rent receivable	(1,452)	(57)
Increase in accounts payable and accrued expenses	1,199	1,817
(Decrease) increase in amount due to Adviser and Administrator	(732)	215
Decrease in other liabilities	(517)	(569)
Leasing commissions paid	(1,331)	(1,079)
Net cash provided by operating activities	$30,688	$34,608
Cash flows from investing activities:
Acquisition of real estate and related intangible assets	$(5,363)	$(51,919)
Improvements of existing real estate	(5,973)	(1,816)
Proceeds from sale of real estate	4,417	—
Receipts from lenders for funds held in escrow	3,370	1,826
Payments to lenders for funds held in escrow	(3,011)	(4,530)
Receipts from tenants for reserves	206	1,385
Payments to tenants from reserves	—	(2,247)
Deposits on future acquisitions	(570)	(545)
Net cash used in investing activities	$(6,924)	$(57,846)
Cash flows from financing activities:
Proceeds from issuance of equity	$8,768	$35,260
Offering costs paid	(423)	(681)
Redemption of Series F preferred stock	(229)	(55)
Retirement of Senior Common stock	(55)	—
Repurchase of Series G preferred stock	(12)	—
Repurchase of common stock	(998)	—
Borrowings under mortgage notes payable	—	35,000
Payments for deferred financing costs	(118)	(667)
Principal repayments on mortgage notes payable	(11,305)	(22,040)
Borrowings from revolving credit facility	34,200	51,500
Repayments on revolving credit facility	(19,000)	(38,100)
Increase in security deposits	253	73
Distributions paid for common, senior common, preferred stock and Non-controlling OP Unitholders	(30,274)	(35,026)
Net cash (used in) provided by financing activities	$(19,193)	$25,264
Net increase in cash, cash equivalents, and restricted cash	$4,571	$2,026
Cash, cash equivalents, and restricted cash at beginning of period	$15,992	$13,178
Cash, cash equivalents, and restricted cash at end of period	$20,563	$15,204
SUPPLEMENTAL AND NON-CASH INFORMATION

Tenant funded fixed asset improvements included in deferred rent liability, net	$861	$12,952
Unrealized gain related to interest rate hedging instruments, net	$2,130	$6,870
Capital improvements and leasing commissions included in accounts payable and accrued expenses	$2,116	$645
Dividends paid on Series F Preferred Stock via additional share issuances	$226	$184

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (dollars in thousands):

	For the six months ended June 30,
	2023	2022
Cash and cash equivalents	$16,487	$10,741
Restricted cash	4,076	4,463
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$20,563	$15,204

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

Interim Financial Information

Our interim financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and in accordance with Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. The year-end balance sheet data presented herein was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of our management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim period, have been included. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 22, 2023. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

Revision of Previously Issued Financial Statements

In connection with the preparation of its financial statements for the second quarter of 2023, the Company identified errors in the calculation of depreciation of tenant funded improvement assets at a number of its properties. The Company had depreciated these assets through a term that was different than their useful lives, the correction of which resulted in changes to depreciation expense, a non-cash amount, and net income. The correction of these errors had an immaterial impact on the Incentive Fee for each period presented and had no impact on any other Advisory fees. The identified errors were included in the Company's previously issued 2021 quarterly and annual financial statements, 2022 quarterly and annual financial statements, and quarterly financial statements for the three months ended March 31, 2023. The Company evaluated the errors and determined that the related impact was not material to the Consolidated Statements of Operations and Comprehensive Income, Consolidated Balance Sheets, Consolidated Statements of Cash Flows or Consolidated Statements of Equity for any period impacted. The Company has revised the previously issued Condensed Consolidated Statements of Operations and Comprehensive Income, Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Cash Flows and Stockholders’ Equity tables as of and for the three and six months ended June 30, 2022 to correct for such errors and these revisions are reflected in this Form 10-Q. The Company will also correct previously reported financial information for these errors in its future filings, as applicable. A summary of the corrections to the impacted financial statement line items to the Company’s previously issued Consolidated Statements of Operations and Comprehensive Income, Consolidated Balance Sheets, Consolidated Statements of Cash Flows and Consolidated Statements of Equity for each affected period is presented in Note 9, “Revision of Previously Issued Financial Statements.”

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

Significant Accounting Policies

The preparation of our financial statements in accordance with GAAP requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1, “Organization, Basis of Presentation and Significant Accounting Policies,” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022. There were no material changes to our critical accounting policies during the three and six months ended June 30, 2023.

2. Related-Party Transactions

Gladstone Management and Gladstone Administration

We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator, which collectively employ all of our personnel and pay their salaries, benefits, and other general expenses directly. Both our Adviser and Administrator are affiliates of ours, as their parent company is owned and controlled by Mr. David Gladstone, our chairman and chief executive officer. Two of our executive officers, Mr. Gladstone and Mr. Terry Lee Brubaker (our chief operating officer) serve as directors and executive officers of our Adviser and our Administrator. Our president, Mr. Arthur “Buzz” Cooper, is also executive vice president of commercial and industrial real estate of our Adviser. Mr. Michael LiCalsi, our general counsel and secretary, also serves as our Administrator’s president, general counsel and secretary, as well as executive vice president of administration of our Adviser. We have entered into an advisory agreement with our Adviser, as amended from time to time (the “Advisory Agreement”), and an administration agreement with our Administrator (the “Administration Agreement”). The services and fees under the Advisory Agreement and Administration Agreement are described below. As of June 30, 2023 and December 31, 2022, $2.6 million and $3.4 million, respectively, were collectively due to our Adviser and Administrator. Our entrance into the Advisory Agreement and each amendment thereto has been approved unanimously by our Board of Directors. Our Board of Directors reviews and considers renewing the agreements with our Adviser and Administrator each July. During their July 2023 meeting, our Board of Directors reviewed and renewed each of the Advisory Agreement and Administration Agreement for an additional year, through August 31, 2024.

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

For the three and six months ended June 30, 2023, we recorded a base management fee of $1.6 million and $3.2 million, respectively. For the three and six months ended June 30, 2022, we recorded a base management fee of $1.6 million and $3.1 million, respectively.

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

On January 10, 2023, the Company amended and restated the Sixth Amended Advisory Agreement by entering into the Seventh Amended and Restated Investment Advisory Agreement between the Company and the Adviser (the “Seventh Amended Advisory Agreement”), as approved unanimously by our Board of Directors, including specifically, our independent directors.

The Seventh Amended Advisory Agreement contractually eliminated the payment of the incentive fee for the quarters ended March 31, 2023 and June 30, 2023. The calculation of the other fees remains unchanged.

On July 11, 2023, the Company amended and restated the Seventh Amended Advisory Agreement by entering into the Eighth Amended and Restate Investment Advisory Agreement between the Company and the Advisory (the “Eighth Amended Advisory Agreement”), as approved unanimously by our Board of Directors, including specifically, our independent directors. The Eight Amended Advisory Agreement contractually eliminated the payment of the incentive fee for the quarters ending September 30, 2023 and December 31, 2023. In addition, the Eight Amended Advisory Agreement also clarifies that for any future quarter whereby an incentive fee would exceed by greater than 15% the average quarterly incentive fee paid, the measurement would be versus the last four quarters where an incentive fee was actually paid. The calculation of the other fees remains unchanged.

For the three and six months ended June 30, 2023, the contractually eliminated incentive fee would have been $1.4 million and $2.5 million, respectively. For the three and six months ended June 30, 2022, we recorded an incentive fee of $1.3 million and $2.7 million, respectively. The Adviser did not waive any portion of the incentive fee for the three and six months ended June 30, 2022.

Capital Gain Fee

Under the Advisory Agreement, we will pay to the Adviser a capital gain-based incentive fee that will be calculated and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement). In determining the capital gain fee, we will calculate aggregate realized capital gains and aggregate realized capital losses for the applicable time period. For this purpose, aggregate realized capital gains and losses, if any, equals the realized gain or loss calculated by the difference between the sales price of the property, less any costs to sell the property and the current gross value of the property (equal to the property’s original acquisition price plus any subsequent non-reimbursed capital improvements) of the disposed property. At the end of the fiscal year, if this number is positive, then the capital gain fee payable for such time period shall equal 15.0% of such amount. No capital gain fee was recognized during the three and six months ended June 30, 2023 or 2022.

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

Administration Agreement

Under the terms of the Administration Agreement, we pay separately for our allocable portion of the Administrator’s overhead expenses in performing its obligations to us including, but not limited to, rent and our allocable portion of the salaries and benefits expenses of our Administrator’s employees, including, but not limited to, our chief financial officer, treasurer, chief compliance officer, general counsel and secretary (who also serves as our Administrator’s president, general counsel and secretary), and their respective staffs. Our allocable portion of the Administrator’s expenses are generally derived by multiplying our Administrator’s total expenses by the approximate percentage of time the Administrator’s employees perform services for us in relation to their time spent performing services for all companies serviced by our Administrator under contractual agreements. We believe that the methodology of allocating the Administrator’s total expenses by approximate percentage of time services were performed among all companies serviced by our Administrator more closely approximates fees paid to actual services performed. For the three and six months ended June 30, 2023, we recorded an administration fee of $0.5 million and $1.1 million, respectively. For the three and six months ended June 30, 2022, we recorded an administration fee of $0.4 million and $0.9 million, respectively.

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

Mortgage Financing Arrangement Agreement

We entered into an agreement with Gladstone Securities, effective June 18, 2013, for it to act as our non-exclusive agent to assist us with arranging mortgage financing for properties we own. In connection with this engagement, Gladstone Securities will, from time to time, continue to solicit the interest of various commercial real estate lenders or recommend to us third party lenders offering credit products or packages that are responsive to our needs. We pay Gladstone Securities a financing fee in connection with the services it provides to us for securing mortgage financing on any of our properties. The amount of these financing fees, which are payable upon closing of the financing, are based on a percentage of the amount of the mortgage, generally ranging from 0.15% to a maximum of 1.00% of the mortgage obtained. The amount of the financing fees may be reduced or eliminated, as determined by us and Gladstone Securities, after taking into consideration various factors, including, but not limited to, the involvement of any third-party brokers and market conditions. We paid financing fees to Gladstone Securities of $17,500 during the three and six months ended June 30, 2023, which are included in mortgage payable, net, in the condensed consolidated balance sheets, or 0.20% of the mortgage principal secured. We paid financing fees to Gladstone Securities of $0.1 million during the three and six months ended June 30, 2022, which are included in mortgage payable, net, in the condensed consolidated balance sheets, or 0.35% of the mortgage principal secured. Our Board of Directors renewed the agreement for an additional year, through August 31, 2024, at its July 2023 meeting.

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

Under the Dealer Manager Agreement, Gladstone Securities, as dealer manager, provides certain sales, promotional and marketing services to us in connection with the Offering, and we pay Gladstone Securities (i) selling commissions of 6.0% of the gross proceeds from sales of Series F Preferred Stock in the Primary Offering (the “Selling Commissions”), and (ii) a dealer manager fee of 3.0% of the gross proceeds from sales of Series F Preferred Stock in the Primary Offering (the “Dealer Manager Fee”). No Selling Commissions or Dealer Manager Fee are paid with respect to shares sold pursuant to the DRIP. Gladstone Securities may, in its sole discretion, re-allow a portion of the Dealer Manager Fee to participating broker-dealers in support of the Offering. We paid fees of $0.3 million and $0.4 million to Gladstone Securities during the three and six months ended June 30, 2023, respectively, in connection with the Offering. We paid fees of $0.1 million and $0.3 million to Gladstone Securities during the three and six months ended June 30, 2022, respectively, in connection with the Offering.

3. Loss Per Share of Common Stock

The following tables set forth the computation of basic and diluted loss per share of common stock for the three and six months ended June 30, 2023 and 2022. The operating partnership units in the Operating Partnership (“OP Units”) held by holders who do not control the Operating Partnership (“Non-controlling OP Unitholders”) (which may be redeemed for shares of common stock) have been excluded from the diluted loss per share calculations, as there would be no effect on the amounts since the Non-controlling OP Unitholders’ share of loss would also be added back to net loss. Net loss figures are presented net of such non-controlling interests in the loss per share calculation.

We computed basic loss per share for the three and six months ended June 30, 2023 and 2022 using the weighted average number of shares outstanding during the respective periods. Diluted loss per share for the three and six months ended June 30, 2023 and 2022 reflects additional shares of common stock related to our convertible senior common stock (the “Senior Common Stock”), if the effect of conversion would be dilutive, that would have been outstanding if such dilutive potential shares of common stock had been issued, as well as an adjustment to net loss attributable to common stockholders as applicable to common stockholders that would result from their assumed issuance (dollars in thousands, except per share amounts).

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Calculation of basic loss per share of common stock:
Net loss attributable to common stockholders	$(7,685)	$(1,447)	$(7,642)	$(1,072)
Denominator for basic weighted average shares of common stock (1)	39,978,674	38,745,751	39,950,672	38,326,531
Basic loss per share of common stock	$(0.19)	$(0.04)	$(0.19)	$(0.03)
Calculation of diluted loss per share of common stock:
Net loss attributable to common stockholders	$(7,685)	$(1,447)	$(7,642)	$(1,072)
Net loss attributable to common stockholders plus assumed conversions (2)	$(7,685)	$(1,447)	$(7,642)	$(1,072)
Denominator for basic weighted average shares of common stock (1)	39,978,674	38,745,751	39,950,672	38,326,531
Effect of convertible Senior Common Stock (2)	—	—	—	—
Denominator for diluted weighted average shares of common stock (2)	39,978,674	38,745,751	39,950,672	38,326,531
Diluted loss per share of common stock	$(0.19)	$(0.04)	$(0.19)	$(0.03)
(1)The weighted average number of OP Units held by Non-controlling OP Unitholders was 391,468 and 391,468 for the three and six months ended June 30, 2023, respectively, and 256,994 and 256,994 for the three and six months ended June 30, 2022, respectively.
(2)We excluded convertible shares of Senior Common Stock of 345,132 and 363,246 from the calculation of diluted earnings per share for the three and six months ended June 30, 2023 and 2022, respectively, because they were anti-dilutive.

4. Real Estate and Intangible Assets

Real Estate

The following table sets forth the components of our investments in real estate as of June 30, 2023 and December 31, 2022, respectively, excluding real estate held for sale as of June 30, 2023 and December 31, 2022 (dollars in thousands):

	June 30, 2023	December 31, 2022
Real estate:
Land (1)	$144,228	$152,916
Building and improvements	1,029,967	1,069,407
Tenant improvements	58,665	64,974
Accumulated depreciation	(286,911)	(286,150)
Real estate, net	$945,949	$1,001,147
(1)This amount includes $4,436 of land value subject to land lease agreements which we may purchase at our option for a nominal fee.

Real estate depreciation expense on building and tenant improvements was $11.8 million and $22.3 million for the three and six months ended June 30, 2023, respectively. Real estate depreciation expense on building and tenant improvements was $10.1 million and $20.0 million for the three and six months ended June 30, 2022, respectively.
Acquisitions

We acquired one property during the six months ended June 30, 2023, and acquired seven industrial properties during the six months ended June 30, 2022. The acquisitions are summarized below (dollars in thousands):

Six Months Ended		Aggregate Square Footage	Weighted Average Lease Term	Aggregate Purchase Price	Aggregate Capitalized Acquisition Costs
June 30, 2023	(1)	76,089	20.0 years	$5,363	$98
June 30, 2022	(2)	742,303	11.7 years	$51,919	$519
(1)On April 14, 2023, we acquired a 76,089 square foot property in Riverdale, Illinois for $5.4 million. The property is fully leased to one tenant and had 20.0 years of remaining lease term at the time we acquired the property.
(2)On February 24, 2022, we acquired an 80,000 square foot property in Wilkesboro, North Carolina for $7.5 million. The property is fully leased to one tenant and had 12.7 years of remaining lease term at the time we acquired the property. On March 11, 2022, we acquired a 56,000 square foot property in Oklahoma City, Oklahoma for $6.0 million. The property is fully leased to one tenant and had 7.0 years of remaining lease term at the time we acquired the property. On May 4, 2022, we acquired a two-property, 260,719 square foot portfolio in Cleveland, Ohio and Fort Payne, Alabama for $19.5 million. The properties are fully leased to one tenant and had 11.4 years of remaining lease term at the time we acquired the properties. On May 12, 2022, we acquired a three-property, 345,584 square foot portfolio in Wilmington, North Carolina for $18.9 million. The properties are fully leased to one tenant and had 13.1 years of remaining lease term at the time we acquired the properties.

We determined the fair value of assets acquired and liabilities assumed related to the properties acquired during the six months ended June 30, 2023 and 2022 as follows (dollars in thousands):

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Acquired assets and liabilities	Purchase price	Purchase price
Land	$675	$3,380
Building	3,678	40,855
Tenant Improvements	184	768
In-place Leases	307	2,952
Leasing Costs	405	2,296
Customer Relationships	114	1,932
Above Market Leases	—	319
Below Market Leases	—	(583)	(1)
Total Purchase Price	$5,363	$51,919
(1)This amount includes $17 of prepaid rent included in Other liabilities on the condensed consolidated balance sheets.

Future Lease Payments

Future operating lease payments from tenants under non-cancelable leases, excluding tenant reimbursement of expenses, for the six months ending December 31, 2023 and each of the five succeeding fiscal years and thereafter is as follows, excluding real estate held for sale as of June 30, 2023 (dollars in thousands):

Year	Tenant Lease Payments
Six Months Ending December 31, 2023	$57,904
2024	112,610
2025	111,833
2026	106,202
2027	89,935
2028	74,706
Thereafter	334,312

In accordance with the lease terms, substantially all operating expenses are required to be paid by the tenant directly, or reimbursed to us from the tenant; however, we would be required to pay operating expenses on the respective properties in the event the tenants fail to pay them.

Lease Revenue Reconciliation

The table below sets forth the allocation of lease revenue between fixed contractual payments and variable lease payments for the three and six months ended June 30, 2023 and 2022, respectively (dollars in thousands):

	For the three months ended June 30,
	(Dollars in Thousands)
Lease revenue reconciliation	2023	2022	$ Change	% Change
Fixed lease payments	$34,380	$31,878	$2,502	7.8%
Variable lease payments	4,278	4,521	(243)	(5.4)%
	$38,658	$36,399	$2,259	6.2%

	For the six months ended June 30,
	(Dollars in Thousands)
Lease revenue reconciliation	2023	2022	$ Change	% Change
Fixed lease payments	$66,521	$63,210	$3,311	5.2%
Variable lease payments	8,691	8,720	(29)	(0.3)%
	$75,212	$71,930	$3,282	4.6%

Intangible Assets

The following table summarizes the carrying value of intangible assets, liabilities and the accumulated amortization for each intangible asset and liability class as of June 30, 2023 and December 31, 2022, respectively, excluding real estate held for sale as of June 30, 2023 and December 31, 2022 (dollars in thousands):

	June 30, 2023		December 31, 2022
	Lease Intangibles	Accumulated Amortization	Lease Intangibles	Accumulated Amortization
In-place leases	$99,022	$(61,538)	$104,394	$(63,240)
Leasing costs	82,946	(44,538)	85,038	(45,501)
Customer relationships	64,266	(35,719)	69,586	(38,655)
	$246,234	$(141,795)	$259,018	$(147,396)

	Deferred Rent Receivable/(Liability)	Accumulated (Amortization)/Accretion	Deferred Rent Receivable/(Liability)	Accumulated (Amortization)/Accretion
Above market leases	$13,826	$(10,663)	$15,371	$(11,909)
Below market leases and deferred revenue	(63,100)	27,339	(66,138)	26,141

Total amortization expense related to in-place leases, leasing costs and customer relationship lease intangible assets was $5.2 million and $9.3 million for the three and six months ended June 30, 2023, respectively, and $5.0 million and $9.8 million for the three and six months ended June 30, 2022, respectively, and is included in depreciation and amortization expense in the condensed consolidated statements of operations and comprehensive income.

Total amortization related to above-market lease values was $0.1 million and $0.3 million for the three and six months ended June 30, 2023, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2022, respectively, and is included in lease revenue in the condensed consolidated statements of operations and comprehensive income. Total amortization related to below-market lease values was $2.5 million and $4.4 million for the three and six months ended June 30, 2023, respectively, and $0.8 million and $1.6 million for the three and six months ended June 30, 2022, respectively, and is included in lease revenue in the condensed consolidated statements of operations and comprehensive income.

The weighted average amortization periods in years for the intangible assets acquired and liabilities assumed during the six months ended June 30, 2023 and 2022, were as follows:

Intangible Assets & Liabilities	June 30, 2023	June 30, 2022
In-place leases	20.1	11.6
Leasing costs	20.1	11.6
Customer relationships	25.1	18.9
Above market leases	0.0	12.1
Below market leases	0.0	11.2
All intangible assets & liabilities	21.7	13.3

5. Real Estate Dispositions, Held for Sale and Impairment Charges

Real Estate Dispositions

We sold two properties during the six months ended June 30, 2023. We did not sell any properties during the six months ended June 30, 2022.

During the six months ended June 30, 2023, we continued to execute our capital recycling program, whereby we sold non-core properties and redeployed proceeds to either fund property acquisitions in our target secondary growth markets or repay outstanding debt. We expect to continue to execute our capital recycling plan and sell non-core properties as reasonable disposition opportunities become available, and use the sales proceeds to acquire properties in our target, secondary growth markets or pay down outstanding debt. During the six months ended June 30, 2023, we sold two non-core properties, located in Baytown, Texas and Birmingham, Alabama, which are summarized in the table below (dollars in thousands):

Aggregate Square Footage Sold	Aggregate Sales Price	Aggregate Sales Costs	Aggregate Loss on Sale of Real Estate, net
42,868	$4,650	$233	$(451)

Our dispositions during the six months ended June 30, 2023 were not classified as discontinued operations because they did not represent a strategic shift in operations, nor will such dispositions have a major effect on our operations and financial results. Accordingly, the operating results of these properties are included within continuing operations for all periods reported.

The table below summarizes the components of operating income from real estate and related assets disposed of during the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

	For the three months ended June 30,			For the six months ended June 30,
	2023		2022	2023		2022
Operating revenue	$105		$137	$235		$275
Operating expense	34		124	171		246
Other income (expense), net	(451)	(1)	—	(451)	(1)	—
Income from real estate and related assets sold	$(380)		$13	$(387)		$29
(1)Includes a $(0.5) million loss on sale of real estate, net, on two property sales.

Real Estate Held for Sale

At June 30, 2023, we had six properties classified as held for sale, located in Columbia, South Carolina; Richardson, Texas; Taylorsville, Utah; Pittsburgh, Pennsylvania; Eatontown, New Jersey; and Blaine, Minnesota. We consider these assets to be non-core to our long term strategy. At December 31, 2022, we had one property classified as held for sale, located in Columbia, South Carolina.

The table below summarizes the components of the assets and liabilities held for sale at June 30, 2023 and December 31, 2022 reflected on the accompanying condensed consolidated balance sheets (dollars in thousands):

	June 30, 2023	December 31, 2022
Assets Held for Sale
Total real estate held for sale	$36,220	$3,293
Lease intangibles, net	546	—
Total Assets Held for Sale	$36,766	$3,293
Liabilities Held for Sale
Deferred rent liability, net	$873	$—
Asset retirement obligation	60	—
Total Liabilities Held for Sale	$933	$—

Impairment Charges

We evaluated our portfolio for triggering events to determine if any of our held and used assets were impaired during the six months ended June 30, 2023 and identified two held for sale assets, located in Richardson, Texas and Taylorsville, Utah, and one held and used asset, located in Columbus, Ohio, which were impaired by $6.8 million. In performing our held for sale assessment, the carrying value of these assets were above the fair value, less costs of sale. As a result, we impaired these properties to equal the fair market value less costs of sale. We recognized an impairment charge of $1.4 million during the six months ended June 30, 2022 on one held for sale asset, located in Parsippany, New Jersey. In performing our held for sale assessment, the carrying value of this asset was above the fair value, less costs of sale. As a result, we impaired this property to equal the fair market value less costs of sale.

6. Mortgage Notes Payable and Credit Facility

Our $125.0 million unsecured revolving credit facility (“Revolver”), $160.0 million term loan facility (“Term Loan A”), $60.0 million term loan facility (“Term Loan B”), and $150.0 million term loan facility (“Term Loan C”), are collectively referred to herein as the Credit Facility.

Our mortgage notes payable and Credit Facility as of June 30, 2023 and December 31, 2022 are summarized below (dollars in thousands):

	Encumbered properties at		Carrying Value at		Stated Interest Rates at		Scheduled Maturity Dates at
	June 30, 2023		June 30, 2023	December 31, 2022	June 30, 2023		June 30, 2023
Mortgage and other secured loans:
Fixed rate mortgage loans	49		$350,732	$362,037	(1)		(2)
Premiums and discounts, net	—		(62)	(83)	N/A		N/A
Deferred financing costs, mortgage loans, net	—		(2,299)	(2,565)	N/A		N/A
Total mortgage notes payable, net	49		$348,371	$359,389	(3)
Variable rate revolving credit facility	85	(6)	$38,450	$23,250	SOFR + 1.50%	(4)	8/18/2026
Total revolver	85		$38,450	$23,250
Variable rate term loan facility A	—	(6)	$160,000	$160,000	SOFR + 1.45%	(4)	8/18/2027
Variable rate term loan facility B	—	(6)	60,000	60,000	SOFR + 1.45%	(4)	2/11/2026
Variable rate term loan facility C	—	(6)	150,000	150,000	SOFR + 1.45%	(4)	2/18/2028
Deferred financing costs, term loan facility	—		(3,087)	(3,433)	N/A		N/A
Total term loan, net	N/A		$366,913	$366,567
Total mortgage notes payable and credit facility	134		$753,734	$749,206	(5)
(1)As of June 30, 2023, interest rates on our fixed rate mortgage notes payable varied from 2.80% to 6.63%.
(2)As of June 30, 2023, we had 43 mortgage notes payable with maturity dates ranging from August 1, 2023 through August 1, 2037.
(3)The weighted average interest rate on the mortgage notes outstanding as of June 30, 2023 was approximately 4.23%.
(4)As of June 30, 2023, Secured Overnight Financing Rate (“SOFR”) was approximately 5.09%.
(5)The weighted average interest rate on all debt outstanding as of June 30, 2023 was approximately 5.48%.
(6)The amount we may draw under our Credit Facility is based on a percentage of the fair value of a combined pool of 85 unencumbered properties as of June 30, 2023.
N/A - Not Applicable

Mortgage Notes Payable

As of June 30, 2023, we had 43 mortgage notes payable, collateralized by a total of 49 properties with a net book value of $536.9 million. We have limited recourse liabilities that could result from any one or more of the following circumstances: a borrower voluntarily filing for bankruptcy, improper conveyance of a property, fraud or material misrepresentation, misapplication or misappropriation of rents, security deposits, insurance proceeds or condemnation proceeds, or physical waste or damage to the property resulting from a borrower’s gross negligence or willful misconduct. As of June 30, 2023, we did not have any mortgages subject to recourse. We will also indemnify lenders against claims resulting from the presence of hazardous substances or activity involving hazardous substances in violation of environmental laws on a property.

During the six months ended June 30, 2023, we repaid one mortgage, collateralized by one property, which is summarized in the table below (dollars in thousands):

Fixed Rate Debt Repaid	Interest Rate on Fixed Rate Debt Repaid
$2,690	4.16%

During the six months ended June 30, 2023, we extended the maturity date of one mortgage, collateralized by one property, which is summarized in the table below (dollars in thousands):

Fixed Rate Debt Extended	Interest Rate on Fixed Rate Debt Extended	Extension Term
$8,769	6.50%	1.0 year

We made payments of $0.05 million and $0.12 million for deferred financing costs during the three and six months ended June 30, 2023. We made payments of $0.7 million for deferred financing costs during the three and six months ended June 30, 2022.

Scheduled principal payments of mortgage notes payable for the six months ending December 31, 2023, and each of the five succeeding fiscal years and thereafter are as follows (dollars in thousands):

Year	Scheduled Principal Payments
Six Months Ending December 31, 2023	$50,163
2024	28,578
2025	36,559
2026	42,379
2027	94,848
2028	28,858
Thereafter	69,347
Total	$350,732	(1)
(1)This figure does not include $(0.1) million of premiums and (discounts), net, and $2.3 million of deferred financing costs, which are reflected in mortgage notes payable, net on the condensed consolidated balance sheets.

We believe we will be able to address all mortgage notes payable maturing over the next 12 months through a combination of refinancing our existing indebtedness, cash from operations, proceeds from one or more equity offerings and availability on our Credit Facility.

Interest Rate Cap and Interest Rate Swap Agreements

We have entered into interest rate cap agreements that cap the interest rate on certain of our variable-rate debt and we have assumed or entered into interest rate swap agreements in which we hedged our exposure to variable interest rates by agreeing to pay fixed interest rates to our respective counterparty. We have adopted the fair value measurement provisions for our financial instruments recorded at fair value. The fair value guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Generally, we will estimate the fair value of our interest rate caps and interest rate swaps, in the absence of observable market data, using estimates of value including estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. At June 30, 2023 and December 31, 2022, our interest rate cap agreements and interest rate swaps were valued using Level 2 inputs.

The fair value of the interest rate cap agreements is recorded in other assets on our accompanying condensed consolidated balance sheets. We record changes in the fair value of the interest rate cap agreements quarterly based on the current market valuations at quarter end. If the interest rate cap qualifies for hedge accounting, the change in the estimated fair value is recorded to accumulated other comprehensive income to the extent that it is effective, with any ineffective portion recorded to interest expense in our condensed consolidated statements of operations and comprehensive income. If the interest rate cap does not qualify for hedge accounting, or if it is determined the hedge is ineffective, any change in the fair value is recognized in interest expense in our consolidated statements of operations and comprehensive income. The following table summarizes the interest rate caps at June 30, 2023 and December 31, 2022 (dollars in thousands):

		June 30, 2023		December 31, 2022
Aggregate Cost		Aggregate Notional Amount	Aggregate Fair Value	Aggregate Notional Amount	Aggregate Fair Value
$620	(1)	$225,000	$2,095	$225,000	$4,629
(1)We have entered into various interest rate cap agreements on variable rate debt with LIBOR caps ranging from 1.49% to 2.50%.

We have assumed or entered into interest rate swap agreements in connection with certain of our mortgage financings and Credit Facility, whereby we will pay our counterparty a fixed rate interest rate on a monthly basis and receive payments from our counterparty equivalent to the stipulated floating rate. The fair value of our interest rate swap agreements is recorded in other assets or other liabilities on our accompanying condensed consolidated balance sheets. We have designated our interest rate swaps as cash flow hedges, and we record changes in the fair value of the interest rate swap agreement to accumulated other comprehensive income on the condensed consolidated balance sheets. We record changes in fair value on a quarterly basis, using current market valuations at quarter end. The following table summarizes our interest rate swaps at June 30, 2023 and December 31, 2022 (dollars in thousands):

June 30, 2023			December 31, 2022
Aggregate Notional Amount	Aggregate Fair Value Asset	Aggregate Fair Value Liability	Aggregate Notional Amount	Aggregate Fair Value Asset	Aggregate Fair Value Liability
$362,258	$11,380	$(110)	$362,832	$8,264	$(897)

The following table presents the impact of our derivative instruments in the condensed consolidated financial statements (dollars in thousands):

	Amount of (loss) gain, net, recognized in Comprehensive Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Derivatives in cash flow hedging relationships
Interest rate caps	$(768)	$1,138	$(1,774)	$2,762
Interest rate swaps	8,793	1,465	3,904	4,108
Total	$8,025	$2,603	$2,130	$6,870

The following table presents the reclassifications of our derivative instruments out of accumulated other comprehensive income into interest expense in the condensed consolidated financial statements (dollars in thousands):

	Amount reclassified out of Accumulated Other Comprehensive Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest rate caps	$264	$—	$527	$—
Total	$264	$—	$527	$—

The following table sets forth certain information regarding our derivative instruments (dollars in thousands):

		Asset (Liability) Derivatives Fair Value at
Derivatives Designated as Hedging Instruments	Balance Sheet Location	June 30, 2023	December 31, 2022
Interest rate caps	Other assets	$2,095	$4,629
Interest rate swaps	Other assets	11,380	8,264
Interest rate swaps	Other liabilities	(110)	(897)
Total derivative liabilities, net		$13,365	$11,996

The fair value of all mortgage notes payable outstanding as of June 30, 2023 was $323.2 million, as compared to the carrying value stated above of $348.4 million. The fair value is calculated based on a discounted cash flow analysis, using management’s estimate of market interest rates on long-term debt with comparable terms and loan to value ratios. The fair value was calculated using Level 3 inputs of the hierarchy established by ASC 820, “Fair Value Measurements and Disclosures.”

Credit Facility

On August 18, 2022, we amended, extended and upsized our Credit Facility, increasing our Revolver from $100.0 million to $120.0 million (and its term to August 2026), adding the new $140.0 million Term Loan C, decreasing the principal balance of Term Loan B to $60.0 million and extending the maturity date of Term Loan A to August 2027. Term Loan C has a maturity date of February 18, 2028 and a SOFR spread ranging from 125 to 195 basis points, depending on our leverage. On September 27, 2022 we further increased the Revolver to $125.0 million and Term Loan C to $150.0 million, as permitted under the terms of the Credit Facility. We entered into multiple interest rate swap agreements on Term Loan C, which swap the interest rate to fixed rates from 3.15% to 3.75%. We incurred fees of approximately $4.2 million in connection with extending and upsizing our Credit Facility. As of June 30, 2023, there was $150.0 million outstanding under Term Loan C, and we used all net proceeds to repay all outstanding borrowings on the Revolver, pay off mortgage debt, and fund acquisitions. The Credit Facility’s current bank syndicate is comprised of KeyBank, Fifth Third Bank, The Huntington National Bank, Bank of America, Synovus Bank, United Bank, First Financial Bank, and S&T Bank.

As of June 30, 2023, there was $408.5 million outstanding under our Credit Facility, at a weighted average interest rate of approximately 6.54%, and $14.4 million outstanding under letters of credit, at a weighted average interest rate of 1.50%. As of June 30, 2023, the maximum additional amount we could draw under the Credit Facility was $70.3 million. We were in compliance with all covenants under the Credit Facility as of June 30, 2023.

The amount outstanding under the Credit Facility approximates fair value as of June 30, 2023.

7. Commitments and Contingencies

Ground Leases

We are obligated as lessee under four ground leases. Future minimum rental payments due under the terms of these leases for the six months ending December 31, 2023 and each of the five succeeding fiscal years and thereafter is as follows (dollars in thousands):

Year	Future Lease Payments Due Under Operating Leases
Six Months Ending December 31, 2023	$247
2024	493
2025	494
2026	498
2027	506
2028	510
Thereafter	5,790
Total anticipated lease payments	$8,538
Less: amount representing interest	(3,336)
Present value of lease payments	$5,202

Rental expense incurred for properties with ground lease obligations during the three and six months ended June 30, 2023 was $0.1 million and $0.2 million, respectively, and during the three and six months ended June 30, 2022 was $0.1 million and $0.2 million, respectively. Our ground leases are treated as operating leases and rental expenses are reflected in property operating expenses on the condensed consolidated statements of operations and comprehensive income. Our ground leases have a weighted average remaining lease term of 18.1 years and a weighted average discount rate of 5.33%.

Letters of Credit

As of June 30, 2023, there was $14.4 million outstanding under letters of credit. These letters of credit are not reflected on our condensed consolidated balance sheets.

8. Equity and Mezzanine Equity

Stockholders’ Equity

The following table summarizes the changes in our equity for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Senior Common Stock
Balance, beginning of period	$1	$1	$1	$1
Issuance of senior common stock, net	—	—	—	—
Balance, end of period	$1	$1	$1	$1
Common Stock
Balance, beginning of period	$40	$38	$39	$37
Issuance of common stock, net	—	1	1	2
Repurchase of common stock, net	(1)	—	(1)	—
Balance, end of period	$39	$39	$39	$39
Series F Preferred Stock
Balance, beginning of period	$1	$—	$1	$—
Issuance of Series F preferred stock, net	—	1	—	1
Redemption of Series F preferred stock, net	—	—	—	—
Balance, end of period	$1	$1	$1	$1
Additional Paid in Capital
Balance, beginning of period	$725,874	$692,795	$721,327	$671,134
Issuance of common stock and Series F preferred stock, net	1,651	12,908	6,036	34,657
Repurchase of common stock, net	998	—	998	—
Redemption of Series F preferred stock, net	131	—	217	55
Retirement of senior common stock, net	—	—	52	—
Adjustment to OP Units held by Non-controlling OP Unitholders resulting from changes in ownership of the Operating Partnership	(74)	(74)	(50)	(217)
Balance, end of period	$728,580	$705,629	$728,580	$705,629
Accumulated Other Comprehensive Income
Balance, beginning of period	$6,008	$2,921	$11,640	$(1,346)
Comprehensive income	8,025	2,603	2,130	6,870
Reclassification into interest expense	264	—	527	—
Balance, end of period	$14,297	$5,524	$14,297	$5,524
Distributions in Excess of Accumulated Earnings
Balance, beginning of period	$(541,042)	$(482,827)	$(529,104)	$(468,908)
Distributions declared to common, senior common, and preferred stockholders	(15,156)	(17,663)	(30,265)	(35,019)
Redemption of Series F preferred stock, net	(6)	—	(11)	(5)
Net income attributable to the Company	(4,515)	1,634	(1,339)	5,076
Balance, end of period	$(560,719)	$(498,856)	$(560,719)	$(498,856)
Total Stockholders' Equity
Balance, beginning of period	$190,882	$212,928	$203,904	$200,918
Issuance of common stock and Series F preferred stock, net	1,651	12,910	6,037	34,660
Repurchase of common stock, net	997	—	997	—
Redemption of Series F preferred stock, net	125	—	206	50
Retirement of senior common stock, net	—	—	52	—
Distributions declared to common, senior common, and preferred stockholders	(15,156)	(17,663)	(30,265)	(35,019)
Comprehensive income	8,025	2,603	2,130	6,870
Reclassification into interest expense	264	—	527	—

Adjustment to OP Units held by Non-controlling OP Unitholders resulting from changes in ownership of the Operating Partnership	(74)	(74)	(50)	(217)
Net income attributable to the Company	(4,515)	1,634	(1,339)	5,076
Balance, end of period	$182,199	$212,338	$182,199	$212,338
Non-Controlling Interest
Balance, beginning of period	$1,641	$1,308	$1,790	$1,259
Distributions declared to Non-controlling OP Unit holders	(118)	(97)	(235)	(193)
Adjustment to OP Units held by Non-controlling OP Unitholders resulting from changes in ownership of the Operating Partnership	74	74	50	217
Net loss attributable to OP units held by Non-controlling OP Unitholders	(73)	(10)	(81)	(8)
Balance, end of period	$1,524	$1,275	$1,524	$1,275
Total Equity	$183,723	$213,613	$183,723	$213,613

Distributions

We paid the following distributions per share for the three and six months ended June 30, 2023 and 2022:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Common Stock and Non-controlling OP Units	$0.30000	$0.37620	$0.60000	$0.75240
Senior Common Stock	0.2625	0.2625	0.5250	0.5250
Series E Preferred Stock	0.414063	0.414063	0.828126	0.828126
Series F Preferred Stock	0.375	0.375	0.750	0.750
Series G Preferred Stock	0.375	0.375	0.750	0.750

Recent Activity

Common Stock ATM Programs

During the six months ended June 30, 2023, we sold 0.2 million shares of common stock, raising approximately $4.0 million in net proceeds under our At-the-Market Equity Offering Sales Agreement with sales agents Robert W. Baird & Co. Incorporated (“Baird”), Goldman Sachs & Co. LLC (“Goldman Sachs”), Stifel, Nicolaus & Company, Incorporated, (“Stifel”) BTIG, LLC, and Fifth Third Securities, Inc. (“Fifth Third”). On February 22, 2022, we entered into Amendment No. 1 to the At-the-Market Equity Offering Sales Agreement, dated December 3, 2019 (together, the “Prior Common Stock Sales Agreement”). The amendment permitted shares of common stock to be issued pursuant to the Prior Common Stock Sales Agreement under the 2020 Registration Statement, and future registration statements on Form S-3 (the “Prior Common Stock ATM Program”). We terminated the Prior Common Stock Sales Agreement effective as of February 10, 2023 in connection with the expiration of the 2020 Registration Statement on February 11, 2023.

On March 3, 2023, we entered into an At-the-Market Equity Offering Sales Agreement (the “2023 Common Stock Sales Agreement”), with BofA Securities, inc. (“BofA”), Goldman Sachs, Baird, KeyBanc Capital Markets Inc. (“KeyBanc”), and Fifth Third (collectively the “Common Stock Sales Agents”). In connection with the 2023 Common Stock Sales Agreement, we filed prospectus supplements dated March 3, 2023 and March 7, 2023, to the prospectus dated November 23, 2022, with the SEC, for the offer and sale of an aggregate offering amount of up to $250.0 million of common stock. During the six months ended June 30, 2023, we did not sell any shares of common stock under the 2023 Common Stock Sales Agreement.

During the six months ended June 30, 2023, we repurchased $1.0 million worth of our common stock through our common stock repurchase program.

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

Prior to February 10, 2023, we had an At-the-Market Equity Offering Sales Agreement (the “Series E Preferred Stock Sales Agreement”) with sales agents Baird, Goldman Sachs, Stifel, Fifth Third, and U.S. Bancorp Investments, Inc., pursuant to which we could, from time to time, offer to sell shares of our Series E Preferred Stock, in an aggregate offering price of up to $100.0 million. We did not sell any shares of our Series E Preferred Stock pursuant to the Series E Preferred Stock Sales Agreement during the six months ended June 30, 2023. However, we terminated the Series E Preferred Stock Sales Agreement effective as of February 10, 2023.

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

Series F Preferred Stock

On February 20, 2020, we filed with the Maryland Department of Assessments and Taxation Articles Supplementary (i) setting forth the rights, preferences and terms of the Series F Preferred Stock and (ii) reclassifying and designating 26,000,000 shares of our authorized and unissued shares of common stock as shares of Series F Preferred Stock. The reclassification decreased the number of shares classified as common stock from 86,290,000 shares immediately prior to the reclassification to 60,290,000 shares immediately after the reclassification. We sold 188,919 shares of our Series F Preferred Stock, raising $4.3 million in net proceeds, during the six months ended June 30, 2023.

Non-controlling Interest in Operating Partnership

As of June 30, 2023 and December 31, 2022, we owned approximately 99.0% and 99.0%, respectively, of the outstanding OP Units.

The Operating Partnership is required to make distributions on each OP Unit in the same amount as those paid on each share of our common stock, with the distributions on the OP Units held by us being utilized to make distributions to our common stockholders.

As of June 30, 2023 and December 31, 2022, there were 391,468 and 391,468 outstanding OP Units held by Non-controlling OP Unitholders, respectively.

9. Revision of Previously Issued Financial Statements

As discussed in Note 1, the Company identified errors in its calculation of the depreciation of tenant funded improvement assets at a number of its properties. A summary of the corrections to the impacted financial statement line items in the Company’s previously issued Consolidated Statements of Operations and Comprehensive Income, Consolidated Balance Sheets, Consolidated Statements of Cash Flows and Consolidated Statements of Equity for the years ended December 31, 2021, and December 31, 2022 included in previously filed Annual Reports on Form 10-K and Condensed Consolidated Statements of

Operations and Comprehensive Income, Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Cash Flows and the Stockholders’ Equity tables for periods presented below, which were presented in previously filed Quarterly Reports on Form 10-Q, is as follows:

Condensed Consolidated Statements of Operations and Comprehensive Income
	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Operating expenses
Depreciation and amortization	$14,191	$(42)	$14,149	$30,901	$(1,084)	$29,817
Total operating expense before incentive fee waiver	$25,003	$(42)	$24,961	$51,905	$(1,084)	$50,821
Total operating expenses	$24,987	$(42)	$24,945	$51,889	$(1,084)	$50,805
Net income	$2,121	$42	$2,163	$2,160	$1,084	$3,244
Net income available to the Company	$2,142	$42	$2,184	$2,223	$1,084	$3,307
Net loss attributable to common stockholders	$(3,032)	$42	$(2,990)	$(5,985)	$1,084	$(4,901)
Loss per weighted average share of common stock - basic & diluted
Loss attributable to common shareholders	$(0.08)	$—	$(0.08)	$(0.17)	$0.03	$(0.14)
Comprehensive income
Net income	$2,121	$42	$2,163	$2,160	$1,084	$3,244
Total comprehensive income available to the Company	$1,422	$42	$1,464	$3,927	$1,084	$5,011

Condensed Consolidated Statements of Operations and Comprehensive Income
	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Operating expenses
Depreciation and amortization	$14,760	$(39)	$14,721	$45,661	$(1,123)	$44,538
Total operating expense before incentive fee waiver	$25,498	$(39)	$25,459	$77,404	$(1,123)	$76,281
Total operating expenses	$25,498	$(39)	$25,459	$77,388	$(1,123)	$76,265
Net income	$4,498	$39	$4,537	$6,657	$1,123	$7,780
Net income available to the Company	$4,477	$39	$4,516	$6,699	$1,123	$7,822
Net income (loss) available (attributable) to common stockholders	$1,439	$39	$1,478	$(4,547)	$1,123	$(3,424)
Earnings (loss) per weighted average share of common stock - basic & diluted
Income (loss) available (attributable) to common shareholders	$0.04	$—	$0.04	$(0.13)	$0.03	$(0.10)
Comprehensive income
Net income	$4,498	$39	$4,537	$6,657	$1,123	$7,780
Total comprehensive income available to the Company	$4,898	$39	$4,937	$8,824	$1,123	$9,947

Consolidated Statements of Operations and Comprehensive Income
	Year Ended December 31, 2021
	As Previously Reported	Adjustments	As Revised
Operating expenses
Depreciation and amortization	$60,311	$(1,162)	$59,149
Total operating expense before incentive fee waiver	$102,816	$(1,162)	$101,654
Total operating expenses	$102,800	$(1,162)	$101,638
Net income	$9,733	$1,162	$10,895
Net income available to the Company	$9,773	$1,162	$10,935
Net loss attributable to common stockholders	$(4,554)	$1,162	$(3,392)
Loss per weighted average share of common stock - basic & diluted
Loss attributable to common shareholders	$(0.12)	$0.03	$(0.09)
Comprehensive income
Net income	$9,733	$1,162	$10,895
Total comprehensive income available to the Company	$12,627	$1,162	$13,789

Condensed Consolidated Statements of Operations and Comprehensive Income
	Three Months Ended March 31, 2022
	As Previously Reported	Adjustments	As Revised
Operating expenses
Depreciation and amortization	$14,689	$(51)	$14,638
Total operating expenses	$25,658	$(51)	$25,607
Net income	$3,391	$51	$3,442
Net income available to the Company	$3,389	$51	$3,440
Net income available to common stockholders	$322	$51	$373
Earnings per weighted average share of common stock - basic & diluted
Income available to common shareholders	$0.01	$—	$0.01
Comprehensive income
Net income	$3,391	$51	$3,442
Total comprehensive income available to the Company	$7,656	$51	$7,707

Condensed Consolidated Statements of Operations and Comprehensive Income
	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Operating expenses
Depreciation and amortization	$15,219	$(52)	$15,167	$29,907	$(103)	$29,804
Total operating expense before incentive fee waiver	$27,825	$(52)	$27,773	$53,482	$(103)	$53,379
Total operating expenses	$27,825	$(52)	$27,773	$53,482	$(103)	$53,379
Net income	$1,572	$52	$1,624	$4,965	$103	$5,068
Net income available to the Company	$1,582	$52	$1,634	$4,973	$103	$5,076
Net loss attributable to common stockholders	$(1,499)	$52	$(1,447)	$(1,175)	$103	$(1,072)
Loss per weighted average share of common stock - basic & diluted
Loss attributable to common shareholders	$(0.04)	$—	$(0.04)	$(0.03)	$—	$(0.03)
Comprehensive income
Net income	$1,572	$52	$1,624	$4,965	$103	$5,068
Total comprehensive income available to the Company	$4,185	$52	$4,237	$11,843	$103	$11,946

Condensed Consolidated Statements of Operations and Comprehensive Income
	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Operating expenses
Depreciation and amortization	$15,764	$(290)	$15,474	$45,672	$(393)	$45,279
Total operating expense before incentive fee waiver	$37,448	$(290)	$37,158	$90,932	$(393)	$90,539
Total operating expenses	$37,448	$(290)	$37,158	$90,932	$(393)	$90,539
Net income	$2,497	$290	$2,787	$7,459	$393	$7,852
Net income available to the Company	$2,501	$290	$2,791	$7,471	$393	$7,864
Net loss attributable to common stockholders	$(600)	$290	$(310)	$(1,778)	$393	$(1,385)
Loss per weighted average share of common stock - basic & diluted
Loss attributable to common shareholders	$(0.02)	$0.01	$(0.01)	$(0.05)	$0.01	$(0.04)
Comprehensive income
Net income	$2,497	$290	$2,787	$7,459	$393	$7,852
Total comprehensive income available to the Company	$9,291	$290	$9,581	$21,131	$393	$21,524

Consolidated Statements of Operations and Comprehensive Income
	Year Ended December 31, 2022
	As Previously Reported	Adjustments	As Revised
Operating expenses
Depreciation and amortization	$61,664	$(1,510)	$60,154
Total operating expense before incentive fee waiver	$117,758	$(1,510)	$116,248
Total operating expenses	$117,758	$(1,510)	$116,248
Net income	$9,272	$1,510	$10,782
Net income available to the Company	$9,295	$1,510	$10,805
Net loss attributable to common stockholders	$(3,039)	$1,510	$(1,529)
Loss per weighted average share of common stock - basic & diluted
Loss attributable to common shareholders	$(0.08)	$0.04	$(0.04)
Comprehensive income
Net income	$9,272	$1,510	$10,782
Total comprehensive income available to the Company	$21,410	$1,510	$22,920

Condensed Consolidated Statements of Operations and Comprehensive Income
	Three Months Ended March 31, 2023
	As Previously Reported	Adjustments	As Revised
Operating expenses
Depreciation and amortization	$15,474	$(770)	$14,704
Total operating expenses	$25,434	$(770)	$24,664
Net income	$2,397	$770	$3,167
Net income available to the Company	$2,404	$770	$3,174
Net loss attributable to common stockholders	$(729)	$770	$41
Loss per weighted average share of common stock - basic & diluted
Loss attributable to common shareholders	$(0.02)	$0.02	$—
Comprehensive income
Net income	$2,397	$770	$3,167
Total comprehensive loss attributable to the Company	$(3,491)	$770	$(2,721)

Condensed Consolidated Balance Sheets
	As of June 30, 2021
	As Previously Reported	Adjustments	As Revised
ASSETS
Less: accumulated depreciation	$249,797	$464	$250,261
Total real estate, net	$902,505	$(464)	$902,041
TOTAL ASSETS	$1,089,224	$(464)	$1,088,760
EQUITY
Distributions in excess of accumulated earnings	$(442,122)	$(464)	$(442,586)
TOTAL STOCKHOLDERS' EQUITY	$203,386	$(464)	$202,922
TOTAL EQUITY	$204,724	$(464)	$204,260
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$1,089,224	$(464)	$1,088,760

Condensed Consolidated Balance Sheets
	As of September 30, 2021
	As Previously Reported	Adjustments	As Revised
ASSETS
Less: accumulated depreciation	$257,050	$425	$257,475
Total real estate, net	$915,498	$(425)	$915,073
TOTAL ASSETS	$1,104,794	$(425)	$1,104,369
EQUITY
Distributions in excess of accumulated earnings	$(454,494)	$(425)	$(454,919)
TOTAL STOCKHOLDERS' EQUITY	$200,259	$(425)	$199,834
TOTAL EQUITY	$201,542	$(425)	$201,117
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$1,104,794	$(425)	$1,104,369

Consolidated Balance Sheets
	As of December 31, 2021
	As Previously Reported	Adjustments	As Revised
ASSETS
Less: accumulated depreciation	$266,672	$385	$267,057
Total real estate, net	$958,586	$(385)	$958,201
TOTAL ASSETS	$1,143,352	$(385)	$1,142,967
EQUITY
Distributions in excess of accumulated earnings	$(468,523)	$(385)	$(468,908)
TOTAL STOCKHOLDERS' EQUITY	$201,303	$(385)	$200,918
TOTAL EQUITY	$202,562	$(385)	$202,177
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$1,143,352	$(385)	$1,142,967

Condensed Consolidated Balance Sheets
	As of March 31, 2022
	As Previously Reported	Adjustments	As Revised
ASSETS
Less: accumulated depreciation	$276,612	$334	$276,946
Total real estate, net	$964,316	$(334)	$963,982
TOTAL ASSETS	$1,154,409	$(334)	$1,154,075
EQUITY
Distributions in excess of accumulated earnings	$(482,493)	$(334)	$(482,827)
TOTAL STOCKHOLDERS' EQUITY	$213,262	$(334)	$212,928
TOTAL EQUITY	$214,570	$(334)	$214,236
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$1,154,409	$(334)	$1,154,075

Condensed Consolidated Balance Sheets
	As of June 30, 2022
	As Previously Reported	Adjustments	As Revised
ASSETS
Less: accumulated depreciation	$279,331	$282	$279,613
Total real estate, net	$981,091	$(282)	$980,809
TOTAL ASSETS	$1,193,389	$(282)	$1,193,107
EQUITY
Distributions in excess of accumulated earnings	$(498,574)	$(282)	$(498,856)
TOTAL STOCKHOLDERS' EQUITY	$212,620	$(282)	$212,338
TOTAL EQUITY	$213,895	$(282)	$213,613
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$1,193,389	$(282)	$1,193,107

Condensed Consolidated Balance Sheets
	As of September 30, 2022
	As Previously Reported	Adjustments	As Revised
ASSETS
Less: accumulated depreciation	$284,802	$(7)	$284,795
Total real estate, net	$994,653	$7	$994,660
TOTAL ASSETS	$1,209,668	$7	$1,209,675
EQUITY
Distributions in excess of accumulated earnings	$(514,057)	$7	$(514,050)
TOTAL STOCKHOLDERS' EQUITY	$215,448	$7	$215,455
TOTAL EQUITY	$217,386	$7	$217,393
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$1,209,668	$7	$1,209,675

Consolidated Balance Sheets
	As of December 31, 2022
	As Previously Reported	Adjustments	As Revised
ASSETS
Less: accumulated depreciation	$286,994	$(844)	$286,150
Total real estate, net	$1,000,303	$844	$1,001,147
Real estate and related assets held for sale	$3,013	$280	$3,293
TOTAL ASSETS	$1,201,509	$1,124	$1,202,633
EQUITY
Distributions in excess of accumulated earnings	$(530,228)	$1,124	$(529,104)
TOTAL STOCKHOLDERS' EQUITY	$202,780	$1,124	$203,904
TOTAL EQUITY	$204,570	$1,124	$205,694
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$1,201,509	$1,124	$1,202,633

Condensed Consolidated Balance Sheets
	As of March 31, 2023
	As Previously Reported	Adjustments	As Revised
ASSETS
Less: accumulated depreciation	$294,773	$(644)	$294,129
Total real estate, net	$990,766	$644	$991,410
Real estate and related assets held for sale	$4,722	$1,251	$5,973
TOTAL ASSETS	$1,186,583	$1,895	$1,188,478
EQUITY
Distributions in excess of accumulated earnings	$(542,937)	$1,895	$(541,042)
TOTAL STOCKHOLDERS' EQUITY	$188,987	$1,895	$190,882
TOTAL EQUITY	$190,628	$1,895	$192,523
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$1,186,583	$1,895	$1,188,478

Stockholders’ Equity
	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Distributions in Excess of Accumulated Earnings
Balance, beginning of period	$(425,422)	$(506)	$(425,928)	$(409,041)	$(1,548)	$(410,589)
Net income attributable to the Company	2,142	42	2,184	2,223	1,084	3,307
Balance, end of period	$(442,122)	$(464)	$(442,586)	$(442,122)	$(464)	$(442,586)
Total Stockholders' Equity
Balance, beginning of period	$211,747	$(506)	$211,241	$213,183	$(1,548)	$211,635
Net income attributable to the Company	2,142	42	2,184	2,223	1,084	3,307
Balance, end of period	$203,386	$(464)	$202,922	$203,386	$(464)	$202,922
Total Equity	$204,724	$(464)	$204,260	$204,724	$(464)	$204,260

Stockholders’ Equity
	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Distributions in Excess of Accumulated Earnings
Balance, beginning of period	$(442,122)	$(464)	$(442,586)	$(409,041)	$(1,548)	$(410,589)
Net income attributable to the Company	4,477	39	4,516	6,699	1,123	7,822
Balance, end of period	$(454,494)	$(425)	$(454,919)	$(454,494)	$(425)	$(454,919)
Total Stockholders' Equity
Balance, beginning of period	$203,386	$(464)	$202,922	$213,183	$(1,548)	$211,635
Net income attributable to the Company	4,477	39	4,516	6,699	1,123	7,822
Balance, end of period	$200,259	$(425)	$199,834	$200,259	$(425)	$199,834
Total Equity	$201,542	$(425)	$201,117	$201,542	$(425)	$201,117

	Consolidated Statements of Equity
	As of December 31, 2021
	Distributions in Excess of Accumulated Earnings			Total Stockholders' Equity			Total Equity
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Balance at December 31, 2020	$(409,041)	$(1,548)	$(410,589)	$213,183	$(1,548)	$211,635	$216,037	$(1,548)	$214,489
Net income	9,773	1,162	10,935	9,773	1,162	10,935	9,733	1,162	10,895
Balance at December 31, 2021	$(468,523)	$(385)	$(468,908)	$201,303	$(385)	$200,918	$202,562	$(385)	$202,177

Stockholders’ Equity
	Three Months Ended March 31, 2022
	As Previously Reported	Adjustments	As Revised
Distributions in Excess of Accumulated Earnings
Balance, beginning of period	$(468,523)	$(385)	$(468,908)
Net income attributable to the Company	3,389	51	3,440
Balance, end of period	$(482,493)	$(334)	$(482,827)
Total Stockholders' Equity
Balance, beginning of period	$201,303	$(385)	$200,918
Net income attributable to the Company	3,389	51	3,440
Balance, end of period	$213,262	$(334)	$212,928
Total Equity	$214,570	$(334)	$214,236

Stockholders’ Equity
	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Distributions in Excess of Accumulated Earnings
Balance, beginning of period	$(482,493)	$(334)	$(482,827)	$(468,523)	$(385)	$(468,908)
Net income attributable to the Company	1,582	52	1,634	4,973	103	5,076
Balance, end of period	$(498,574)	$(282)	$(498,856)	$(498,574)	$(282)	$(498,856)
Total Stockholders' Equity
Balance, beginning of period	$213,262	$(334)	$212,928	$201,303	$(385)	$200,918
Net income attributable to the Company	1,582	52	1,634	4,973	103	5,076
Balance, end of period	$212,620	$(282)	$212,338	$212,620	$(282)	$212,338
Total Equity	$213,895	$(282)	$213,613	$213,895	$(282)	$213,613

Stockholders’ Equity
	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Distributions in Excess of Accumulated Earnings
Balance, beginning of period	$(498,574)	$(282)	$(498,856)	$(468,523)	$(385)	$(468,908)
Net income attributable to the Company	2,501	290	2,791	7,471	393	7,864
Balance, end of period	$(514,057)	$7	$(514,050)	$(514,057)	$7	$(514,050)
Total Stockholders' Equity
Balance, beginning of period	$212,620	$(282)	$212,338	$201,303	$(385)	$200,918
Net income attributable to the Company	2,501	290	2,791	7,471	393	7,864
Balance, end of period	$215,448	$7	$215,455	$215,448	$7	$215,455
Total Equity	$217,386	$7	$217,393	$217,386	$7	$217,393

Consolidated Statements of Equity
	As of December 31, 2022
	Distributions in Excess of Accumulated Earnings			Total Stockholders' Equity			Total Equity
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Balance at December 31, 2021	$(468,523)	$(385)	$(468,908)	$201,303	$(385)	$200,918	$202,562	$(385)	$202,177
Net income	9,295	1,510	10,805	9,295	1,510	10,805	9,272	1,510	10,782
Balance at December 31, 2022	$(530,228)	$1,124	$(529,104)	$202,780	$1,124	$203,904	$204,570	$1,124	$205,694

Stockholders’ Equity
	Three Months Ended March 31, 2023
	As Previously Reported	Adjustments	As Revised
Distributions in Excess of Accumulated Earnings
Balance, beginning of period	$(530,228)	$1,124	$(529,104)
Net income attributable to the Company	2,404	770	3,174
Balance, end of period	$(542,937)	$1,895	$(541,042)
Total Stockholders' Equity
Balance, beginning of period	$202,780	$1,124	$203,904
Net income attributable to the Company	2,404	770	3,174
Balance, end of period	$188,987	$1,895	$190,882
Total Equity	$190,628	$1,895	$192,523

Condensed Consolidated Statements of Cash Flows
	Six Months Ended June 31, 2021
	As Previously Reported	Adjustments	As Revised
Cash flows from operating activities:
Net income	$2,160	$1,084	$3,244
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,901	(1,084)	29,817

Condensed Consolidated Statements of Cash Flows
	Nine Months Ended September 30, 2021
	As Previously Reported	Adjustments	As Revised
Cash flows from operating activities:
Net income	$6,657	$1,123	$7,780
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,661	(1,123)	44,538

Consolidated Statements of Cash Flows
	Year Ended December 31, 2021
	As Previously Reported	Adjustments	As Revised
Cash flows from operating activities:
Net income	$9,733	$1,162	$10,895
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,311	(1,162)	59,149

Condensed Consolidated Statements of Cash Flows
	Three Months Ended March 31, 2022
	As Previously Reported	Adjustments	As Revised
Cash flows from operating activities:
Net income	$3,391	$51	$3,442
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,689	(51)	14,638

Condensed Consolidated Statements of Cash Flows
	Six Months Ended June 31, 2022
	As Previously Reported	Adjustments	As Revised
Cash flows from operating activities:
Net income	$4,965	$103	$5,068
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,907	(103)	29,804

Condensed Consolidated Statements of Cash Flows
	Nine Months Ended September 30, 2022
	As Previously Reported	Adjustments	As Revised
Cash flows from operating activities:
Net income	$7,459	$393	$7,852
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,672	(393)	45,279

Consolidated Statements of Cash Flows
	Year Ended December 31, 2022
	As Previously Reported	Adjustments	As Revised
Cash flows from operating activities:
Net income	$9,272	$1,510	$10,782
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,664	(1,510)	60,154

Condensed Consolidated Statements of Cash Flows
	Three Months Ended March 31, 2023
	As Previously Reported	Adjustments	As Revised
Cash flows from operating activities:
Net income	$2,397	$770	$3,167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,474	(770)	14,704

10. Subsequent Events

Distributions

On July 11, 2023, our Board of Directors declared the following monthly distributions for the months of July, August and September of 2023:

Record Date	Payment Date	Common Stock and Non-controlling OP Unit Distributions per Share	Series E Preferred Distributions per Share	Series G Preferred Distributions per Share
July 21, 2023	July 31, 2023	$0.10	$0.138021	$0.125
August 23, 2023	August 31, 2023	0.10	0.138021	0.125
September 21, 2023	September 29, 2023	0.10	0.138021	0.125
		$0.30	$0.414063	$0.375

Senior Common Stock Distributions
Payable to the Holders of Record During the Month of:	Payment Date	Distribution per Share
July	August 4, 2023	$0.0875
August	September 6, 2023	0.0875
September	October 5, 2023	0.0875
		$0.2625

Series F Preferred Stock Distributions
Record Date	Payment Date	Distribution per Share
July 27, 2023	August 4, 2023	$0.125
August 28, 2023	September 6, 2023	0.125
September 27, 2023	October 5, 2023	0.125
		$0.375

Equity Activity

Subsequent to June 30, 2023 and through August 8, 2023, we raised $0.8 million in net proceeds from the sale of 33,198 shares of Series F Preferred Stock.

Acquisition Activity

On July 10, 2023, we purchased a 7,714 square foot medical office property in Dallas Fort Worth, Texas for $2.9 million. This property is fully leased to one tenant on a 10-year lease.

On July 28, 2023 we purchased a 100,000 square foot industrial property in Cedar Hill, Texas for $9.1 million. This property is fully leased to one tenant on a 20-year lease.

Sale Activity

On July 27, 2023 we sold our 26,080 square foot office property in Pittsburgh, Pennsylvania for $6.8 million. We realized a $3.6 million gain on sale.

Financing Activity

On July 28, 2023 we repaid $6.8 million in fixed rate mortgage debt, collateralized by one property, at an interest rate of 5.00%.

On August 4, 2023 we repaid $28.9 million in fixed rate mortgage debt, collateralized by one property, at an interest rate of 4.81%.

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

As of August 8, 2023:

•we owned 137 properties totaling 17.3 million square feet of rentable space, located in 27 states;
•our occupancy rate was 96.0%;
•the weighted average remaining term of our mortgage debt was 4.2 years and the weighted average interest rate was 4.16%; and
•the average remaining lease term of the portfolio was 6.8 years.

Business Environment
The commercial real estate sector was marked by continued uncertainty and volatility in the second quarter of 2023. In June, the Federal Reserve held rates steady for the first time in 15 months due to inflation decreasing to 3.0%, its biggest improvement since March 2021. However, the Federal Reserve continued its path of rising rates by raising them 0.25% in the July meeting, signaling that the Fed will look for lower levels of inflation before determining peak rate levels. With inflation moderating to its lowest year-over-year increase since March 2021, the economy is showing the effects of the rapid rate hikes and tightening credit standards over the past 18 months. Real estate transaction volumes remain low, as tightened credit standards and increasing capital costs have sidelined many investors.

The industrial sector normalized in the second quarter of 2023, relative to the record setting years of 2021 and 2022; however, overall fundamentals remain sound, and the sector continues to outperform other property types. The second quarter of 2023 posted 44.9 million square feet of net absorption, down from 71.0 million square feet in the first quarter of 2023. Absorption levels for the first half of 2023 were in line with the years leading up to the pandemic, which were historically strong years in the broader context of the e-commerce demand boom kickstarted by the pandemic. Leasing activity in the industrial sector totaled 141.0 million square feet in the second quarter of 2023, down 8.9% from the first quarter of 2023. New deliveries totaled 140.0 million square feet, pushing the vacancy rate to 4.1%. This is the first time the vacancy rate has surpassed 4.0% since the first half of 2021, but it still remains below the 10-year historical average of 5.2%. The sunbelt continues to outperform, with Savannah, Dallas, and Houston leading major markets for net absorption.

The office sector continued to weaken in the second quarter of 2023. Nonetheless, for the first time in over a year, second quarter 2023 leasing volume increased by 11.6% to 42.0 million square feet. The sector posted negative 12.5 million square feet of net absorption, which is 40.0% less than the 20.0 million square feet lost in the first quarter of 2023. Only 1.4 million square feet of new product broke ground in the second quarter of 2023, which will limit future new deliveries.

Interest rates remain volatile in response to competing concerns about inflationary pressures, and interest rate increases by the Federal Reserve are expected to continue. The yield on the 10-year U.S. Treasury Note has increased significantly since the beginning of 2022 and finished the second quarter of 2023 at 3.81%. Global recessionary conditions may occur over the next 6-24 months as a direct result of central bank intervention to curb inflation.

We collected 100% of all outstanding cash rents for the six months ended June 30, 2023. In the past, we have received rent modification requests from our tenants, and we may receive additional requests in the future. However, we are unable to quantify the outcomes of the negotiation of relief packages, the success of any tenant’s financial prospects or the amount of relief requests that we will ultimately receive or grant. We believe that we have a diverse tenant base, and specifically, we do not have significant exposure to tenants in the retail, hospitality, airlines, and oil and gas industries. Additionally, our properties are located across 27 states, which we believe mitigates our exposure to economic issues, including regulations or laws implemented by state and local governments, in any one geographic market or area.

We believe we currently have adequate liquidity in the near term, and we believe the availability on our Credit Facility is sufficient to cover all near-term debt obligations and operating expenses and to continue our industrial growth strategy. We are in compliance with all of our debt covenants as of June 30, 2023. We amended our Credit Facility in 2019 to increase our borrowing capacity and extend its maturity date. In addition, on August 18, 2022, we added a new $150.0 million term loan component. We have had numerous conversations with lenders, and credit continues to be available for well-capitalized borrowers. We continue to monitor our portfolio and intend to maintain a reasonably conservative liquidity position for the foreseeable future.

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

The London Inter-bank Offered Rate (“LIBOR”) has been phased out as of June 2023. The Secured Overnight Financing Rate (“SOFR”) is now the new rate standard. During 2022 and the first half of 2023, we began transitioning our variable rate debt to SOFR, and, at June 30, 2023, all of our variable rate debt was based upon SOFR, with the exception of $20.5 million of hedged variable rate mortgages still based on LIBOR. We are actively working to transition the remaining debt to SOFR.

We continue to focus on re-leasing vacant space, renewing upcoming lease expirations, re-financing upcoming loan maturities, and acquiring additional properties with associated long-term leases. Currently, we have four partially vacant buildings and four fully vacant buildings. Our available vacant space at June 30, 2023 represents 4.0% of our total square footage and the annual carrying costs on the vacant space, including real estate taxes and property operating expenses, are approximately $3.9 million. We continue to actively seek new tenants for these properties.

We believe our lease expiration schedule for the remainder of 2023 is quite manageable, as it equates to only 2.1% of our lease revenue at June 30, 2023. Property acquisitions since the beginning of 2020 have totaled $348.4 million and all transactions were industrial in nature, with a weighted average lease term of 13.3 years and a current weighted average lease term today of 11.0 years.

Our ability to make new investments is highly dependent upon our ability to procure financing. Our principal sources of financing generally include the issuance of equity securities, long-term mortgage loans secured by properties, borrowings under our $125.0 million senior unsecured revolving credit facility (“Revolver”), with KeyBank National Association (“KeyBank”), which matures in August 2026, our $160.0 million term loan facility (“Term Loan A”), which matures in August 2027, our $60.0 million term loan facility (“Term Loan B”), which matures in February 2026, and our $150.0 million term loan facility (“Term Loan C”) which matures in February 2028. We refer to the Revolver, Term Loan A, Term Loan B and Term Loan C collectively herein as the Credit Facility. While lenders’ credit standards have tightened, we continue to look to national and regional banks, insurance companies and non-bank lenders to make mortgage loans to finance our real estate activities.

Recent Developments

Sale Activity

During the six months ended June 30, 2023 we continued to execute our capital recycling program, whereby we sold non-core properties and redeployed proceeds to either fund property acquisitions in our target secondary growth markets or repay outstanding debt. We expect to continue to execute our capital recycling plan and sell non-core properties as reasonable disposition opportunities become available, and use the sales proceeds to acquire properties in our target, secondary growth markets or pay down outstanding debt. During the six months ended June 30, 2023, we sold two non-core properties, located in Baytown, Texas and Birmingham, Alabama, which are summarized in the table below (dollars in thousands):

Aggregate Square Footage Sold	Aggregate Sales Price	Aggregate Sales Costs	Aggregate Loss on Sale of Real Estate, net
42,868	$4,650	$233	$(451)

On July 27, 2023 we sold our 26,080 square foot office property in Pittsburgh, Pennsylvania for $6.8 million. We realized a $3.6 million gain on sale.

Acquisition Activity

During the six months ended June 30, 2023, we acquired one industrial property located in Riverdale, Illinois, which is summarized below (dollars in thousands):

Aggregate Square Footage	Weighted Average Remaining Lease Term at Time of Acquisition	Aggregate Purchase Price	Aggregate Capitalized Acquisition Expenses	Aggregate Annualized GAAP Fixed Lease Payments
76,089	20.0 years	$5,363	$98	$511

On July 10, 2023, we purchased a 7,714 square foot medical office property in Dallas Fort Worth, Texas for $2.9 million. This property is fully leased to one tenant on a 10-year lease.

On July 28, 2023 we purchased a 100,000 square foot industrial property in Cedar Hill, Texas for $9.1 million. This property is fully leased to one tenant on a 20-year lease.

Leasing Activity

During and subsequent to the six months ended June 30, 2023, we executed ten leases, which are summarized below (dollars in thousands):

Aggregate Square Footage	Weighted Average Remaining Lease Term	Aggregate Annualized GAAP Fixed Lease Payments	Aggregate Tenant Improvement	Aggregate Leasing Commissions
1,256,292	18.7 years	$8,614	$4,657	$1,750

During the six months ended June 30, 2023, we had one lease termination, which is summarized below (dollars in thousands):

Square Footage Reduced	Accelerated Rent	Accelerated Rent Recognized through June 30, 2023
119,224	$2,045	$2,045

Financing Activity

During the six months ended June 30, 2023, we repaid one mortgage, collateralized by one property, which is summarized in the table below (dollars in thousands):

Fixed Rate Debt Repaid	Interest Rate on Fixed Rate Debt Repaid
$2,690	4.16%

On July 28, 2023 we repaid $6.8 million in fixed rate mortgage debt, collateralized by one property, at an interest rate of 5.00%.

On August 4, 2023 we repaid $28.9 million in fixed rate mortgage debt, collateralized by one property, at an interest rate of 4.81%.

During the six months ended June 30, 2023, we extended the maturity date of one mortgage, collateralized by one property, which is summarized in the table below (dollars in thousands):

Fixed Rate Debt Extended	Interest Rate on Fixed Rate Debt Extended	Extension Term
$8,769	6.50%	1.0 year

Equity Activities

Common Stock ATM Programs

During the six months ended June 30, 2023, we sold 0.2 million shares of common stock, raising $4.0 million in net proceeds under our At-the-Market Equity Offering Sales Agreement (the “Common Stock Sales Agreement”) with sales agents Robert W. Baird & Co. Incorporated (“Baird”), Goldman Sachs & Co. LLC (“Goldman Sachs”), Stifel, Nicolaus & Company, Incorporated (“Stifel”), BTIG, LLC, and Fifth Third Securities, Inc. (“Fifth Third”). On February 22, 2022, we entered into Amendment No. 1 to our Common Stock Sales Agreement, dated December 3, 2019 (together, the “Prior Common Stock Sales Agreement”). The amendment permitted shares of common stock to be issued pursuant to the Prior Common Stock Sales Agreement under the Company’s Registration Statement on Form S-3 (File No. 333-236143) (the “2020 Registration Statement”), and future registration statements on Form S-3 (the “Prior Common Stock ATM Program”). We terminated the Prior Common Stock Sales Agreement effective as of February 10, 2023 in connection with the expiration of the 2020 Registration Statement on February 11, 2023.

On March 3, 2023, we entered into an At-the-Market Equity Offering Sales Agreement (the “2023 Common Stock Sales Agreement”), with BofA Securities, Inc. (“BofA”), Goldman Sachs, Baird, KeyBanc Capital Markets Inc. (“KeyBanc”), and Fifth Third (collectively the “Common Stock Sales Agents”). In connection with the 2023 Common Stock Sales Agreement, we filed prospectus supplements dated March 3, 2023 and March 7, 2023, to the prospectus dated November 23, 2022, with the SEC, for the offer and sale of an aggregate offering amount of $250.0 million of common stock. During the six months ended June 30, 2023, we did not sell any shares of common stock under the 2023 Common Stock Sales Agreement.

During the six months ended June 30, 2023, we utilized our common stock repurchase program, repurchasing $1.0 million worth of common stock. All repurchased shares were retired.

Series E Preferred ATM Program

Prior to February 10, 2023, we had an At-the-Market Equity Offering Sales Agreement (the “Series E Preferred Stock Sales Agreement”) with sales agents Baird, Goldman Sachs, Stifel, Fifth Third, and U.S. Bancorp Investments, Inc., pursuant to which we could, from time to time, offer to sell shares of our Series E Preferred Stock, in an aggregate offering price of up to $100.0 million. We did not sell any shares of our Series E Preferred Stock pursuant to the Series E Preferred Stock Sales Agreement during the six months ended June 30, 2023. We terminated the Series E Preferred Stock Sales Agreement effective as of February 10, 2023.

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

Series F Preferred Stock Continuous Offering

On February 20, 2020, we filed with the Maryland Department of Assessments and Taxation Articles Supplementary (i) setting forth the rights, preferences and terms of the Series F Preferred Stock and (ii) reclassifying and designating 26,000,000 shares of our authorized and unissued shares of common stock as shares of Series F Preferred Stock. The reclassification decreased the number of shares classified as common stock from 86,290,000 shares immediately prior to the reclassification to 60,290,000 shares immediately after the reclassification. We sold 188,919 shares of our Series F Preferred Stock, raising $4.3 million in net proceeds during the six months ended June 30, 2023.

Non-controlling Interest in Operating Partnership

As of June 30, 2023 and December 31, 2022, we owned approximately 99.0% and 99.0%, respectively, of the outstanding operating partnership units in the Operating Partnership (“OP Units”).

As of June 30, 2023 and December 31, 2022, there were 391,468 and 391,468 outstanding OP Units held by holders who do not control the Operating Partnership (“Non-controlling OP Unitholders”), respectively.

Diversity of Our Portfolio

Gladstone Management Corporation, a Delaware corporation (our “Adviser”), seeks to diversify our portfolio to avoid dependence on any one particular tenant, industry or geographic market. By diversifying our portfolio, our Adviser intends to reduce the adverse effect on our portfolio of a single under-performing investment or a downturn in any particular industry or geographic market. For the six months ended June 30, 2023, our largest tenant comprised only 4.2% of total lease revenue. The table below reflects the breakdown of our total lease revenue by tenant industry classification for the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

	For the three months ended June 30,				For the six months ended June 30,
	2023		2022		2023		2022
Industry Classification	Lease Revenue	Percentage of Lease Revenue	Lease Revenue	Percentage of Lease Revenue	Lease Revenue	Percentage of Lease Revenue	Lease Revenue	Percentage of Lease Revenue
Telecommunications	$7,281	18.9%	$5,747	15.8%	$12,223	16.5%	$11,356	15.8%
Automotive	5,220	13.5	4,640	12.7	10,349	13.8	9,089	12.6
Diversified/Conglomerate Services	4,660	12.1	4,551	12.5	9,191	12.2	8,059	11.2
Diversified/Conglomerate Manufacturing	2,762	7.1	2,795	7.7	5,398	7.2	5,218	7.3
Healthcare	2,608	6.7	4,075	11.2	5,955	7.9	9,275	12.9
Personal, Food & Miscellaneous Services	2,345	6.1	1,550	4.3	4,692	6.2	3,097	4.3
Buildings and Real Estate	2,313	6.0	2,315	6.4	4,621	6.1	5,419	7.5
Banking	2,272	5.9	2,610	7.2	4,610	6.1	4,657	6.5
Personal & Non-Durable Consumer Products	1,886	4.9	1,104	3.0	3,769	5.0	1,963	2.7
Machinery	1,448	3.7	975	2.7	2,817	3.7	1,948	2.7
Beverage, Food & Tobacco	1,431	3.7	1,407	3.9	2,833	3.8	2,155	3.0
Chemicals, Plastics & Rubber	1,317	3.4	1,206	3.3	2,681	3.6	2,787	3.9
Containers, Packaging & Glass	980	2.5	1,009	2.8	1,962	2.6	1,879	2.6
Information Technology	717	1.9	1,109	3.0	1,290	1.7	2,411	3.4
Childcare	573	1.5	573	1.6	1,146	1.5	1,145	1.6
Electronics	287	0.7	179	0.5	560	0.7	406	0.6
Printing & Publishing	229	0.6	229	0.6	459	0.6	459	0.6
Education	206	0.5	202	0.6	410	0.5	361	0.5
Home & Office Furnishings	123	0.3	123	0.2	246	0.3	246	0.3
Total	$38,658	100.0%	$36,399	100.0%	$75,212	100.0%	$71,930	100.0%

The tables below reflect the breakdown of total lease revenue by state for the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

State	Lease Revenue for the three months ended June 30, 2023	Percentage of Lease Revenue	Number of Leases for the three months ended June 30, 2023	Lease Revenue for the three months ended June 30, 2022	Percentage of Lease Revenue	Number of Leases for the three months ended June 30, 2022
Florida	$6,763	17.5%	9	$4,230	11.6%	9
Texas	4,332	11.2	12	5,359	14.7	14
Pennsylvania	3,721	9.6	10	3,704	10.2	10
Ohio	3,449	8.9	16	3,550	9.8	16
Georgia	2,973	7.7	11	2,945	8.1	10
North Carolina	2,306	6.0	10	2,146	5.9	10
Alabama	2,248	5.8	6	1,763	4.8	6
Colorado	1,869	4.8	4	850	2.3	3
Michigan	1,612	4.2	6	1,608	4.4	6
Minnesota	1,045	2.7	7	1,013	2.8	7
All Other States	8,340	21.6	46	9,231	25.4	45
Total	$38,658	100.0%	137	$36,399	100.0%	136

State	Lease Revenue for the six months ended June 30, 2023	Percentage of Lease Revenue	Number of Leases for the six months ended June 30, 2023	Lease Revenue for the six months ended June 30, 2022	Percentage of Lease Revenue	Number of Leases for the six months ended June 30, 2022
Florida	$10,881	14.5%	9	$8,467	11.8%	9
Texas	9,102	12.1	12	10,524	14.6	14
Pennsylvania	7,457	9.9	10	7,437	10.3	10
Ohio	7,111	9.5	16	7,137	9.9	16
Georgia	5,899	7.8	11	5,853	8.1	10
North Carolina	4,609	6.1	10	4,033	5.6	10
Alabama	4,486	6.0	6	3,319	4.6	6
Colorado	3,739	5.0	4	1,699	2.4	3
Michigan	3,212	4.3	6	3,215	4.5	6
Minnesota	2,216	2.9	7	2,019	2.8	7
All Other States	16,500	21.9	46	18,227	25.4	45
Total	$75,212	100.0%	137	$71,930	100.0%	136

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

Under the terms of the Advisory Agreement, we are responsible for all expenses incurred for our direct benefit. Examples of these expenses include legal, accounting, interest, directors’ and officers’ insurance, stock transfer services, stockholder-related fees, consulting and related fees. In addition, we are also responsible for all fees charged by third parties that are directly related to our business, which include real estate brokerage fees, mortgage placement fees, lease-up fees and transaction structuring fees (although we may be able to pass all or some of such fees on to our tenants and borrowers). Our entrance into the Advisory Agreement and each amendment thereto has been approved unanimously by our Board of Directors. Our Board of Directors reviews and considers renewing the agreement with our Adviser each July. During its July 2023 meeting, our Board of Directors reviewed and renewed the Advisory Agreement and Administration Agreement for an additional year, through August 31, 2024.

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

On January 10, 2023, we amended and restated the Sixth Amended Advisory Agreement by entering into the Seventh Amended Advisory Agreement, as approved unanimously by our Board of Directors, including specifically, our independent directors. The Seventh Amended Advisory Agreement contractually eliminated the payment of the incentive fee for the quarters ended March 31, 2023 and June 30, 2023. The calculation of the other fees remains unchanged.

On July 11, 2023, the Company amended and restated the Seventh Amended Advisory Agreement by entering into the Eighth Amended and Restate Investment Advisory Agreement between the Company and the Advisory (the “Eighth Amended Advisory Agreement”), as approved unanimously by our Board of Directors, including specifically, our independent directors. The Eight Amended Advisory Agreement contractually eliminated the payment of the incentive fee for the quarters ending September 30, 2023 and December 31, 2023. In addition, the Eight Amended Advisory Agreement also clarifies that for any future quarter whereby an incentive fee would exceed by greater than 15% the average quarterly incentive fee paid, the measurement would be versus the last four quarters where an incentive fee was actually paid. The calculation of the other fees remains unchanged.

Capital Gain Fee

Under the Advisory Agreement, we will pay to the Adviser a capital gain-based incentive fee that will be calculated and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement). In determining the capital gain fee, we will calculate aggregate realized capital gains and aggregate realized capital losses for the applicable time period. For this purpose, aggregate realized capital gains and losses, if any, equals the realized gain or loss calculated by the difference between the sales price of the property, less any costs to sell the property and the current gross value of the property (equal to the property’s original acquisition price plus any subsequent non-reimbursed capital improvements) of the disposed property. At the end of the fiscal year, if this number is positive, then the capital gain fee payable for such time period shall equal 15.0% of such amount. No capital gain fee was recognized during the three and six months ended June 30, 2023 or 2022.

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

Significant Accounting Policies and Estimates

The preparation of our financial statements in accordance with GAAP requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022, filed by us with the U.S. Securities and Exchange Commission (the “SEC”) on February 22, 2023 (our “2022 Form 10-K”). There were no material changes to our critical accounting policies or estimates during the six months ended June 30, 2023.

Results of Operations

The weighted average yield on our total portfolio, which was 7.9% and 7.6% as of June 30, 2023 and 2022, respectively, is calculated by taking the annualized straight-line rents plus operating expense recoveries, reflected as lease revenue on our condensed consolidated statements of operations and other comprehensive income, less property operating expenses, of each acquisition since inception, as a percentage of the acquisition cost plus subsequent capital improvements. The weighted average yield does not account for the interest expense incurred on the mortgages placed on our properties.

A comparison of our operating results for the three and six months ended June 30, 2023 and 2022 is below (dollars in thousands, except per share amounts):

	For the three months ended June 30,
	2023	2022	$ Change	% Change
Operating revenues
Lease revenue	$38,658	$36,399	$2,259	6.2%
Total operating revenues	$38,658	$36,399	$2,259	6.2%
Operating expenses
Depreciation and amortization	$16,936	$15,167	$1,769	11.7%
Property operating expenses	6,738	6,959	(221)	(3.2)%
Base management fee	1,605	1,577	28	1.8%
Incentive fee	—	1,339	(1,339)	(100.0)%
Administration fee	546	399	147	36.8%
General and administrative	1,068	958	110	11.5%
Impairment charge	6,823	1,374	5,449	396.6%
Total operating expenses	$33,716	$27,773	$5,943	21.4%
Other (expense) income
Interest expense	$(9,081)	$(7,121)	$(1,960)	27.5%
Loss on sale of real estate, net	(451)	—	(451)	100.0%
Other income	2	119	(117)	(98.3)%
Total other expense, net	$(9,530)	$(7,002)	$(2,528)	36.1%
Net (loss) income	$(4,588)	$1,624	$(6,212)	(382.5)%
Distributions attributable to Series E, F, and G preferred stock	(3,058)	(2,967)	(91)	3.1%
Distributions attributable to senior common stock	(106)	(114)	8	(7.0)%
Loss on extinguishment of Series F preferred stock	(6)	—	(6)	100.0%
Net loss attributable to common stockholders and Non-controlling OP Unitholders	$(7,758)	$(1,457)	$(6,301)	432.5%
Net loss attributable to common stockholders and Non-controlling OP Unitholders per weighted average share and unit - basic & diluted	$(0.19)	$(0.04)	$(0.15)	375.0%
FFO available to common stockholders and Non-controlling OP Unitholders - basic (1)	$16,452	$15,084	$1,368	9.1%
FFO available to common stockholders and Non-controlling OP Unitholders - diluted (1)	$16,558	$15,198	$1,360	8.9%
FFO per weighted average share of common stock and Non-controlling OP Units - basic (1)	$0.41	$0.39	$0.02	5.1%
FFO per weighted average share of common stock and Non-controlling OP Units - diluted (1)	$0.41	$0.39	$0.02	5.1%
(1)Refer to the “Funds from Operations” section below within the Management’s Discussion and Analysis section for the definition of FFO.

	For the six months ended June 30,
	2023	2022	$ Change	% Change
Operating revenues
Lease revenue	$75,212	$71,930	$3,282	4.6%
Total operating revenues	$75,212	$71,930	$3,282	4.6%
Operating expenses
Depreciation and amortization	$31,640	$29,804	$1,836	6.2%
Property operating expenses	13,465	13,582	(117)	(0.9)%
Base management fee	3,210	3,124	86	2.8%
Incentive fee	—	2,679	(2,679)	(100.0)%
Administration fee	1,110	861	249	28.9%
General and administrative	2,131	1,955	176	9.0%
Impairment charge	6,823	1,374	5,449	396.6%
Total operating expenses	$58,379	$53,379	$5,000	9.4%
Other (expense) income
Interest expense	$(17,909)	$(13,706)	$(4,203)	30.7%
Loss on sale of real estate, net	(451)	—	(451)	100.0%
Other income	107	223	(116)	(52.0)%
Total other expense, net	$(18,253)	$(13,483)	$(4,770)	35.4%
Net (loss) income	$(1,420)	$5,068	$(6,488)	(128.0)%
Distributions attributable to Series E, F, and G preferred stock	(6,080)	(5,913)	(167)	2.8%
Distributions attributable to senior common stock	(215)	(230)	15	(6.5)%
Loss on extinguishment of Series F preferred stock	(11)	(5)	(6)	120.0%
Gain on repurchase of Series G preferred stock	3	—	3	100%00
Net loss attributable to common stockholders and Non-controlling OP Unitholders	$(7,723)	$(1,080)	$(6,643)	615.1%
Net loss attributable to common stockholders and Non-controlling OP Unitholders per weighted average share and unit - basic & diluted	$(0.19)	$(0.03)	$(0.16)	533.3%
FFO available to common stockholders and Non-controlling OP Unitholders - basic (1)	$31,191	$30,098	$1,093	3.6%
FFO available to common stockholders and Non-controlling OP Unitholders - diluted (1)	$31,406	$30,328	$1,078	3.6%
FFO per weighted average share of common stock and Non-controlling OP Unit - basic (1)	$0.77	$0.78	$(0.01)	(1.3)%
FFO per weighted average share of common stock and Non-controlling OP Unit - diluted (1)	$0.77	$0.78	$(0.01)	(1.3)%
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

Operating Revenues

	For the three months ended June 30,
	(Dollars in Thousands)
Lease Revenues	2023	2022	$ Change	% Change
Same Store Properties	$31,809	$28,148	$3,661	13.0%
Acquired & Disposed Properties	3,054	5,001	(1,947)	(38.9)%
Properties with Vacancy	3,795	3,250	545	16.8%
	$38,658	$36,399	$2,259	6.2%

	For the six months ended June 30,
	(Dollars in Thousands)
Lease Revenues	2023	2022	$ Change	% Change
Same Store Properties	$61,290	$55,993	$5,297	9.5%
Acquired & Disposed Properties	6,471	9,187	(2,716)	(29.6)%
Properties with Vacancy	7,451	6,750	701	10.4%
	$75,212	$71,930	$3,282	4.6%

Lease revenues consist of rental income and operating expense recoveries earned from our tenants. Lease revenues from same store properties increased for the three and six months ended June 30, 2023, due to an increase in variable lease payments due to an increase in property operating expenses, and a corresponding increase in recovery revenue from property operating expenses, accelerated rent from a lease termination, and income recognized from tenant funded improvement projects which were determined to be lessor assets, where our tenants used their capital to improve our properties. Lease revenues decreased for acquired and disposed of properties for the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022, primarily due to loss of lease revenue including variable lease payments caused by a decrease in property operating expenses from vacancy at properties held for sale, partially offset by lease revenue from the seven properties acquired subsequent to June 30, 2022. Lease revenues increased for our properties with vacancy for the three and six months ended June 30, 2023 due to an increase in rental revenue and variable lease payments due to an increase in property operating expenses, from partially leasing space.

Operating Expenses

Depreciation and amortization expense increased for the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022, due to an increase in depreciation and amortization expense on the seven properties acquired subsequent to June 30, 2022 and lease-related assets for lease that was terminated during the period. This was partially offset by the depreciation error corrected during the period, as outlined in Note 1 and Note 9.

	For the three months ended June 30,
	(Dollars in Thousands)
Property Operating Expenses	2023	2022	$ Change	% Change
Same Store Properties	$4,230	$4,053	$177	4.4%
Acquired & Disposed Properties	555	1,118	(563)	(50.4)%
Properties with Vacancy	1,953	1,788	165	9.2%
	$6,738	$6,959	$(221)	(3.2)%

	For the six months ended June 30,
	(Dollars in Thousands)
Property Operating Expenses	2023	2022	$ Change	% Change
Same Store Properties	$8,430	$7,864	$566	7.2%
Acquired & Disposed Properties	1,365	2,197	(832)	(37.9)%
Properties with Vacancy	3,670	3,521	149	4.2%
	$13,465	$13,582	$(117)	(0.9)%

Property operating expenses consist of franchise taxes, property management fees, insurance, ground lease payments, property maintenance and repair expenses paid on behalf of certain of our properties. The increase in property operating expenses for same store properties for the three and six months ended June 30, 2023, from the comparable 2022 period, was a result of tenants requiring more employees to return on site as well as general cost increases due to the inflationary environment during the three and six months ended June 30, 2023. The decrease in property operating expenses for acquired and disposed of properties for the three and six months ended June 30, 2023, from the comparable 2022 period, is a result of a decrease in property operating expenses in relation to two properties held for sale during the three and six months ended June 30, 2023 that are fully vacant, requiring less costs to operate the empty buildings. The increase in property operating expenses for properties with vacancy for the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022, is a result of general cost increases due to the inflationary environment during the same period coupled with increased expenses due to partially leasing space.

The base management fee paid to the Adviser increased for the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022, due to an increase in Gross Tangible Real Estate over the three and six months ended June 30, 2023 as compared to a smaller increase in Gross Tangible Real Estate during the three and six months ended June 30, 2022. The calculation of the base management fee is described in detail above in “Advisory and Administration Agreements.”

The incentive fee paid to the Adviser decreased for the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022, due to the payment of the incentive fee being contractually eliminated for the quarters ended March 31, 2023 and June 30, 2023, as outlined in the Seventh Amended Advisory Agreement. The calculation of the incentive fee is described in detail above in “Advisory and Administration Agreements.”

The administration fee paid to the Administrator increased for the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022, due to our Administrator incurring greater costs that are allocated to us. The calculation of the administration fee is described in detail above in “Advisory and Administration Agreements.”

General and administrative expenses increased for the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022, primarily as a result of an increase in due diligence expenses for potential acquisition targets that were not completed, coupled with an increase in professional fees.

Other Income and Expenses

Interest expense increased for the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022. This increase was primarily a result of increased interest costs on variable rate debt, as global interest rates have increased to counteract growing inflation.

We sold two non-core office properties during the three and six months ended June 30, 2023, and as a result, incurred a loss on sale of real estate, net. We did not have any property sales during the three and six months ended June 30, 2022.

Other income decreased for the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022, due to nonrecurring income items that occurred in the three months ended June 30, 2022.

Net (Loss) Income (Attributable) Available to Common Stockholders and Non-controlling OP Unitholders

Net (loss) income (attributable) available to common stockholders and Non-controlling OP Unitholders decreased for the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022, as revised, primarily due to an increase in interest expense due to higher borrowing costs on variable rate debt due to global interest rate expansion and impairment charges recorded on three properties. This was partially offset by an increase in operating revenues due to asset acquisition activity during and subsequent to June 30, 2022 as well as partially leasing vacant space subsequent to June 30, 2022.

Liquidity and Capital Resources

Overview

Our sources of liquidity include cash flows from operations, cash and cash equivalents, borrowings under our Credit Facility and issuing additional equity securities. Our available liquidity as of June 30, 2023 was $86.8 million, consisting of approximately $16.5 million in cash and cash equivalents and available borrowing capacity of $70.3 million under our Credit Facility. Our available borrowing capacity under the Credit Facility decreased to $36.5 million as of August 8, 2023.

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

Equity Capital

During the six months ended June 30, 2023, we raised net proceeds of $4.0 million of common equity under our Prior Common Stock ATM Program at a net weighted average per share price of $17.10. We used these proceeds to fund acquisitions, pay down outstanding debt and for other general corporate purposes. We did not sell any of our Series E Preferred Stock under our Series E Preferred Stock Sales Agreement during the six months ended June 30, 2023, which was terminated effective as of February 10, 2023. We raised net proceeds of $4.3 million from sales of our Series F Preferred Stock during the six months ended June 30, 2023.

As of August 8, 2023, there is no limit on the aggregate amount of securities we may offer pursuant to the 2022 Registration Statement.

Debt Capital

As of June 30, 2023, we had 43 mortgage notes payable in the aggregate principal amount of $350.7 million, collateralized by a total of 49 properties with a remaining weighted average maturity of 3.9 years. The weighted-average interest rate on the mortgage notes payable as of June 30, 2023 was 4.23%.

We continue to see banks and other non-bank lenders willing to make mortgage loans. Consequently, we remain focused on obtaining mortgages through regional banks, non-bank lenders and, to a lesser extent, the commercial mortgage backed securities market.

As of June 30, 2023, we had mortgage debt in the aggregate principal amount of $50.2 million payable during the remainder of 2023 and $28.6 million payable during 2024. The 2023 principal amount payable includes both amortizing principal payments and three balloon principal payments due during the remaining six months of 2023. We anticipate being able to refinance our mortgages that come due during 2023 and 2024 with a combination of new mortgage debt, availability under our Credit Facility and the issuance of additional equity securities. In addition, we have raised substantial equity under our at-the-market programs and plan to continue to use these programs.

Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2023, was $30.7 million, as compared to net cash provided by operating activities of $34.6 million for the six months ended June 30, 2022. This change was primarily a result of an increase in interest expense due to higher interest rates on variable rate debt, partially offset by an increase in operating revenues from the seven properties acquired subsequent to June 30, 2022. The majority of cash from operating activities is generated from the lease revenues that we receive from our tenants. We utilize this cash to fund our property-level operating expenses and use the excess cash primarily for debt and interest payments on our mortgage notes payable, interest payments on our Credit Facility, distributions to our stockholders, management fees to our Adviser, Administration fees to our Administrator and other entity-level operating expenses.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2023, was $6.9 million, which primarily consisted of one property acquisition, coupled with capital improvements performed at certain of our properties, partially offset by proceeds from one property sale. Net cash used in investing activities during the six months ended June 30, 2022, was $57.8 million, which primarily consisted of seven property acquisitions, coupled with capital improvements performed at certain of our properties.

Financing Activities

Net cash used in financing activities during the six months ended June 30, 2023, was $19.2 million, which primarily consisted of $11.3 million of mortgage principal repayments, and distributions paid to common, senior common and preferred shareholders, partially offset by the issuance of $8.8 million of equity and net borrowings on our credit facility. Net cash provided by financing activities for the six months ended June 30, 2022, was $25.3 million, which primarily consisted of the issuance of $35.3 million of common and preferred equity, partially offset by the repayment $22.0 million of outstanding mortgage debt, and distributions paid to common, senior common and preferred shareholders.

Credit Facility

On August 18, 2022, we amended, extended and upsized our Credit Facility, increasing our Revolver from $100.0 million to $120.0 million (and its term to August 2026), adding the new $140.0 million Term Loan C, decreasing the principal balance of Term Loan B to $60.0 million and extending the maturity date of Term Loan A to August 2027. Term Loan C has a maturity date of February 18, 2028 and a SOFR spread ranging from 125 to 195 basis points, depending on our leverage. On September 27, 2022 we further increased the Revolver to $125.0 million and the Term Loan C to $150.0 million, as permitted under the terms of the Credit Facility. We entered into multiple interest rate swap agreements on Term Loan C, which swap the interest rate to fixed rates from 3.15% to 3.75%. We incurred fees of approximately $4.2 million in connection with extending and upsizing our Credit Facility. As of June 30, 2023, there was $150.0 million outstanding under Term Loan C, and we used all net proceeds to repay all outstanding borrowings on the Revolver, pay off mortgage debt, and fund acquisitions. The Credit Facility’s current bank syndicate is comprised of KeyBank, Fifth Third Bank, The Huntington National Bank, Bank of America, Synovus Bank, United Bank, First Financial Bank, and S&T Bank.

As of June 30, 2023, there was $408.5 million outstanding under our Credit Facility at a weighted average interest rate of approximately 6.54% and $14.4 million outstanding under letters of credit at a weighted average interest rate of 1.50%. As of August 8, 2023, the maximum additional amount we could draw under the Credit Facility was $36.5 million. We were in compliance with all covenants under the Credit Facility as of June 30, 2023.

Contractual Obligations

The following table reflects our material contractual obligations as of June 30, 2023 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt Obligations (1)	$759,182	$66,884	$128,775	$475,081	$88,442
Interest on Debt Obligations (2)	158,734	39,668	72,807	40,511	5,748
Operating Lease Obligations (3)	8,538	492	988	1,012	6,046
Purchase Obligations (4)	9,281	3,432	5,056	793	—
	$935,735	$110,476	$207,626	$517,397	$100,236
(1)Debt obligations represent borrowings under our Revolver, which represents $38.5 million of the debt obligation due in 2026, our Term Loan A, which represents $160.0 million of the debt obligation due in 2027, our Term Loan B, which represents $60.0 million of the debt obligation due in 2026, our Term Loan C, which represents $150.0 million of the debt obligation due in 2028 and mortgage notes payable that were outstanding as of June 30, 2023. This figure does not include $(0.1) million of premiums and (discounts), net and $5.4 million of deferred financing costs, net, which are reflected in mortgage notes payable, net and borrowings under Term Loan, net on the condensed consolidated balance sheets.
(2)Interest on debt obligations includes estimated interest on borrowings under our Revolver and Term Loan and mortgage notes payable. The balance and interest rate on our Revolver, Term Loan A, Term Loan B and Term Loan C is variable; thus, the interest payment obligation calculated for purposes of this table was based upon rates and balances as of June 30, 2023.
(3)Operating lease obligations represent the ground lease payments due on four of our properties.

(4)Purchase obligations consist of tenant and capital improvements at eight of our properties.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of June 30, 2023.

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

The following table provides a reconciliation of our FFO available to common stockholders for the three and six months ended June 30, 2023 and 2022, respectively, to the most directly comparable GAAP measure, net income available to common stockholders, and a computation of basic and diluted FFO per weighted average share of common stock:

	For the three months ended June 30,		For the six months ended June 30,
	(Dollars in Thousands, Except for Per Share Amounts)		(Dollars in Thousands, Except for Per Share Amounts)
	2023	2022	2023	2022
Calculation of basic FFO per share of common stock and Non-controlling OP Unit
Net (loss) income	$(4,588)	$1,624	$(1,420)	$5,068
Less: Distributions attributable to preferred and senior common stock	(3,164)	(3,081)	(6,295)	(6,143)
Less: Loss on extinguishment of Series F preferred stock	(6)	—	(11)	(5)
Add: Gain on repurchase of Series G preferred stock	—	—	3	—
Net loss attributable to common stockholders and Non-controlling OP Unitholders	$(7,758)	$(1,457)	$(7,723)	$(1,080)
Adjustments:
Add: Real estate depreciation and amortization	$16,936	$15,167	$31,640	$29,804
Add: Impairment charge	6,823	1,374	6,823	1,374
Add: Loss on sale of real estate, net	451	—	451	—
FFO available to common stockholders and Non-controlling OP Unitholders - basic (1)	$16,452	$15,084	$31,191	$30,098
Weighted average common shares outstanding - basic	39,978,674	38,745,751	39,950,672	38,326,531
Weighted average Non-controlling OP Units outstanding	391,468	256,994	391,468	256,994
Weighted average common shares and Non-controlling OP Units	40,370,142	39,002,745	40,342,140	38,583,525
Basic FFO per weighted average share of common stock and Non-controlling OP Unit (1)	$0.41	$0.39	$0.77	$0.78
Calculation of diluted FFO per share of common stock and Non-controlling OP Unit
Net (loss) income	$(4,588)	$1,624	$(1,420)	$5,068
Less: Distributions attributable to preferred and senior common stock	(3,164)	(3,081)	(6,295)	(6,143)
Less: Loss on extinguishment of Series F preferred stock	(6)	—	(11)	(5)
Add: Gain on repurchase of Series G preferred stock	—	—	3	—
Net loss attributable to common stockholders and Non-controlling OP Unitholders	$(7,758)	$(1,457)	$(7,723)	$(1,080)
Adjustments:
Add: Real estate depreciation and amortization	$16,936	$15,167	$31,640	$29,804
Add: Impairment charge	6,823	1,374	6,823	1,374
Add: Income impact of assumed conversion of senior common stock	106	114	215	230
Add: Loss on sale of real estate, net	451	—	451	—
FFO available to common stockholders and Non-controlling OP Unitholders plus assumed conversions (1)	$16,558	$15,198	$31,406	$30,328
Weighted average common shares outstanding - basic	39,978,674	38,745,751	39,950,672	38,326,531
Weighted average Non-controlling OP Units outstanding	391,468	256,994	391,468	256,994
Effect of convertible senior common stock	345,132	363,246	345,132	363,246
Weighted average common shares and Non-controlling OP Units outstanding - diluted	40,715,274	39,365,991	40,687,272	38,946,771
Diluted FFO per weighted average share of common stock and Non-controlling OP Unit (1)	$0.41	$0.39	$0.77	$0.78
(1)These amounts were unchanged by the revisions described in Note 1, “Organization, Basis of Presentation and Significant Accounting Policies” and Note 9, “Revision of Previously Issued Financial Statements”.

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

To illustrate the potential impact of changes in interest rates on our net income for the six months ended June 30, 2023, we have performed the following analysis, which assumes that our condensed consolidated balance sheets remain constant and that no further actions beyond a minimum interest rate or escalation rate are taken to alter our existing interest rate sensitivity.

The following table summarizes the annual impact of a 1%, 2% and 3% increase, and a 1%, 2% and 3% decrease in SOFR as of June 30, 2023. As of June 30, 2023, our effective average SOFR was 5.09%. The impact of these fluctuations is presented below (dollars in thousands).

Interest Rate Change	(Decrease) increase to Interest Expense	Net increase (decrease) to Net Income
3% Decrease to SOFR	$(1,173)	$1,173
2% Decrease to SOFR	(782)	782
1% Decrease to SOFR	(391)	391
1% Increase to SOFR	391	(391)
2% Increase to SOFR	782	(782)
3% Increase to SOFR	1,173	(1,173)

As of June 30, 2023, the fair value of our mortgage debt outstanding was $323.2 million. Interest rate fluctuations may affect the fair value of our debt instruments. If interest rates on our debt instruments, using rates at June 30, 2023, had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased by $9.7 million and $10.4 million, respectively.

The amount outstanding under the Credit Facility approximates fair value as of June 30, 2023.

In the future, we may be exposed to additional effects of interest rate changes, primarily as a result of our Revolver, Term Loan, or long-term mortgage debt, which we use to maintain liquidity and fund expansion of our real estate investment portfolio and operations. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. Additionally, we believe that there may be minimal impact on our variable rate debt, which is based upon one month SOFR, as a result of the expected transition from LIBOR to SOFR. We are currently monitoring the transition and the potential risks to us. We may also enter into derivative financial instruments such as interest rate swaps and caps to mitigate the interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes.

In addition to changes in interest rates, the value of our real estate is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees and borrowers, all of which may affect our ability to refinance debt, if necessary.

Item 4.	Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2023, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of June 30, 2023 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities

The following table provides information about repurchases we made of shares of our common stock during the three months ended June 30, 2023.

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Program
April 2023	—	$—	—	$—
May 2023	—	—	—	—
June 2023	80,780	12.34	80,780	996,628.85
	80,780	$12.34	80,780	$996,628.85

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None. Without limiting the generality of the foregoing, during the three months ended June 30, 2023, no officer or director of the Company adopted or terminated any “Rule 10b5-1 trading agreement” or any “non-Rule 10b5-1 trading arrangement,” as each item is defined in Item 408 of Regulation S-K.

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

4.5	Form of Indenture, incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-3 (File No. 333-268549), filed November 23, 2022.
10.1*	Eighth Amended and Restated Investment Advisory Agreement, dated July 11, 2023, by and between the Registrant and Gladstone Management Corporation.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Estimated Value Methodology for Series F Cumulative Redeemable Preferred Stock and Senior Common Stock as of June 30, 2023.
101.INS***	iXBRL Instance Document
101.SCH***	iXBRL Taxonomy Extension Schema Document
101.CAL***	iXBRL Taxonomy Extension Calculation Linkbase Document
101.LAB***	iXBRL Taxonomy Extension Label Linkbase Document
101.PRE***	iXBRL Taxonomy Extension Presentation Linkbase Document
101.DEF***	iXBRL Definition Linkbase
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
***	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in iXBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2023 and 2022, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022 and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gladstone Commercial Corporation

Date:	August 8, 2023	By:	/s/ Gary Gerson
Gary Gerson
Chief Financial Officer

Date:	August 8, 2023	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors