Form 10-Q
period 2023-09-30
GLADSTONE COMMERCIAL CORP
filed 2023-11-06
CIK 1234006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of November 6, 2023 was 39,948,820.

GLADSTONE COMMERCIAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED
September 30, 2023

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Gladstone Commercial Corporation
Condensed Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Real estate, at cost	$1,226,461	$1,287,297
Less: accumulated depreciation	291,986	286,150
Total real estate, net	934,475	1,001,147
Lease intangibles, net	102,629	111,622
Real estate and related assets held for sale	29,350	3,293
Cash and cash equivalents	18,263	11,653
Restricted cash	3,811	4,339
Funds held in escrow	8,509	8,818
Right-of-use assets from operating leases	4,951	5,131
Deferred rent receivable, net	40,462	38,884
Other assets	24,706	17,746
TOTAL ASSETS	$1,167,156	$1,202,633
LIABILITIES, MEZZANINE EQUITY AND EQUITY
LIABILITIES
Mortgage notes payable, net (1)	$310,974	$359,389
Borrowings under Revolver	70,950	23,250
Borrowings under Term Loan A, Term Loan B and Term Loan C, net	367,085	366,567
Deferred rent liability, net	31,814	39,997
Operating lease liabilities	5,148	5,308
Asset retirement obligation	4,843	4,793
Accounts payable and accrued expenses	13,583	9,606
Liabilities related to assets held for sale	631	—
Due to Adviser and Administrator (1)	2,552	3,356
Other liabilities	12,949	14,617
TOTAL LIABILITIES	$820,529	$826,883
Commitments and contingencies (2)
MEZZANINE EQUITY
Series E and G redeemable preferred stock, net, par value $0.001 per share; $25 per share liquidation preference; 10,750,886 and 10,751,486 shares authorized; and 7,052,334 and 7,052,934 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively (3)	$170,041	$170,056
TOTAL MEZZANINE EQUITY	$170,041	$170,056
EQUITY
Senior common stock, par value $0.001 per share; 950,000 shares authorized; and 406,425 and 431,064 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively (3)	$1	$1
Common stock, par value $0.001 per share, 62,323,441 and 62,305,727 shares authorized; and 39,917,995 and 39,744,359 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively (3)	39	39
Series F redeemable preferred stock, par value $0.001 per share; $25 per share liquidation preference; 25,975,673 and 25,992,787 shares authorized and 899,049 and 670,895 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively (3)	1	1
Additional paid in capital	729,400	721,327
Accumulated other comprehensive income	19,795	11,640
Distributions in excess of accumulated earnings	(574,113)	(529,104)
TOTAL STOCKHOLDERS' EQUITY	$175,123	$203,904
OP Units held by Non-controlling OP Unitholders (3)	1,463	1,790
TOTAL EQUITY	$176,586	$205,694
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$1,167,156	$1,202,633
(1)Refer to Note 2 “Related-Party Transactions”
(2)Refer to Note 7 “Commitments and Contingencies”
(3)Refer to Note 8 “Equity and Mezzanine Equity”

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation
Condensed Consolidated Statements of Operations and Comprehensive Income
(Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Operating revenues
Lease revenue	$36,464	$39,834	$111,675	$111,764
Total operating revenues	$36,464	$39,834	$111,675	$111,764
Operating expenses
Depreciation and amortization	$12,485	$15,474	$44,125	$45,279
Property operating expenses	6,821	6,536	20,286	20,118
Base management fee (1)	1,597	1,603	4,808	4,727
Incentive fee (1)	—	1,513	—	4,193
Administration fee (1)	624	481	1,734	1,342
General and administrative	1,306	833	3,437	2,788
Impairment charge	6,754	10,718	13,577	12,092
Total operating expenses	$29,587	$37,158	$87,967	$90,539
Other income (expense)
Interest expense	$(9,936)	$(9,107)	$(27,845)	$(22,813)
Gain on sale of real estate, net	4,696	8,902	4,245	8,902
Other income	155	316	262	538
Total other (expense) income, net	$(5,085)	$111	$(23,338)	$(13,373)
Net income	$1,792	$2,787	$370	$7,852
Net (income) loss (available) attributable to OP Units held by Non-controlling OP Unitholders	(3)	4	78	12
Net income available to the Company	$1,789	$2,791	$448	$7,864
Distributions attributable to Series E, F, and G preferred stock	(3,099)	(2,987)	(9,179)	(8,900)
Distributions attributable to senior common stock	(108)	(114)	(323)	(344)
Loss on extinguishment of Series F preferred stock	(1)	—	(12)	(5)
Gain on repurchase of Series G preferred stock	—	—	3	—
Net loss attributable to common stockholders	$(1,419)	$(310)	$(9,063)	$(1,385)
Loss per weighted average share of common stock - basic & diluted
Loss attributable to common shareholders	$(0.04)	$(0.01)	$(0.23)	$(0.04)
Weighted average shares of common stock outstanding
Basic and Diluted	39,917,995	39,504,734	39,939,660	38,723,581
Earnings per weighted average share of senior common stock	$0.27	$0.26	$0.79	$0.78
Weighted average shares of senior common stock outstanding - basic	406,425	431,064	411,075	438,556
Comprehensive income
Change in unrealized gain related to interest rate hedging instruments, net	$5,089	$6,790	$7,218	$13,660
Other Comprehensive gain	5,089	6,790	7,218	13,660
Net income	$1,792	$2,787	$370	$7,852
Comprehensive income	$6,881	$9,577	$7,588	$21,512
Comprehensive (income) loss (available) attributable to OP Units held by Non-controlling OP Unitholders	(3)	4	78	12
Total comprehensive income available to the Company	$6,878	$9,581	$7,666	$21,524

(1)Refer to Note 2 “Related-Party Transactions”
The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation
Condensed Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	For the nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$370	$7,852
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,125	45,279
Impairment charge	13,577	12,092
Gain on sale of real estate, net	(4,245)	(8,902)
Amortization of deferred financing costs	1,248	3,066
Amortization of deferred rent asset and liability, net	(5,772)	(2,483)
Amortization of discount and premium on assumed debt, net	31	36
Asset retirement obligation expense	94	68
Amortization of right-of-use asset from operating leases and operating lease liabilities, net	20	23
Operating changes in assets and liabilities
Decrease (increase) in other assets	2,279	(1,476)
Decrease in deferred rent receivable	(2,524)	(1,192)
Increase in accounts payable and accrued expenses	2,320	3,388
(Decrease) increase in amount due to Adviser and Administrator	(804)	273
(Decrease) increase in other liabilities	(894)	598
Leasing commissions paid	(1,336)	(1,724)
Net cash provided by operating activities	$48,489	$56,898
Cash flows from investing activities:
Acquisition of real estate and related intangible assets	$(17,539)	$(95,882)
Improvements of existing real estate	(6,369)	(2,490)
Proceeds from sale of real estate	22,174	26,847
Receipts from lenders for funds held in escrow	3,662	3,529
Payments to lenders for funds held in escrow	(3,353)	(5,689)
Receipts from tenants for reserves	352	1,513
Payments to tenants from reserves	(2,165)	(3,106)
Deposits on future acquisitions	(350)	(258)
Net cash used in investing activities	$(3,588)	$(75,536)
Cash flows from financing activities:
Proceeds from issuance of equity	$9,775	$45,232
Offering costs paid	(500)	(895)
Redemption of Series F preferred stock	(413)	(55)
Retirement of Senior Common stock	(55)	—
Repurchase of Series G preferred stock	(12)	—
Repurchase of common stock	(998)	—
Borrowings under mortgage notes payable	9,000	56,313
Payments for deferred financing costs	(375)	(5,202)
Principal repayments on mortgage notes payable	(57,637)	(138,889)
Borrowings from revolving credit facility	93,100	87,250
Repayments on revolving credit facility	(45,400)	(113,050)
Borrowings on term loan	—	150,000
Repayments on term loan	—	(5,000)
Increase in security deposits	141	464
Distributions paid for common, senior common, preferred stock and Non-controlling OP Unitholders	(45,445)	(53,022)
Net cash (used in) provided by financing activities	$(38,819)	$23,146
Net increase in cash, cash equivalents, and restricted cash	$6,082	$4,508
Cash, cash equivalents, and restricted cash at beginning of period	$15,992	$13,178

Cash, cash equivalents, and restricted cash at end of period	$22,074	$17,686
SUPPLEMENTAL AND NON-CASH INFORMATION
Tenant funded fixed asset improvements included in deferred rent liability, net	$(1,312)	$16,668
Unrealized gain related to interest rate hedging instruments, net	$7,218	$13,660
Capital improvements and leasing commissions included in accounts payable and accrued expenses	$3,099	$1,142
Increase in asset retirement obligation assumed in acquisition	$—	$718
Non-controlling OP Units issued in connection with acquisition	$—	$2,393
Dividends paid on Series F Preferred Stock via additional share issuances	$355	$284

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (dollars in thousands):

	For the nine months ended September 30,
	2023	2022
Cash and cash equivalents	$18,263	$13,540
Restricted cash	3,811	4,146
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$22,074	$17,686

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

Interim Financial Information

Our interim financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and in accordance with Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. The year-end balance sheet data presented herein was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of our management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim period, have been included. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 22, 2023. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

Revision of Previously Issued Financial Statements

In connection with the preparation of its financial statements for the second quarter of 2023, the Company identified errors in the calculation of depreciation of tenant funded improvement assets at a number of its properties. The Company had depreciated these assets through a term that was different than their useful lives, the correction of which resulted in changes to depreciation expense, a non-cash amount, and net income. The correction of these errors had an immaterial impact on the Incentive Fee for each period presented and had no impact on any other Advisory fees. The identified errors were included in the Company's previously issued 2021 quarterly and annual financial statements, 2022 quarterly and annual financial statements, and quarterly financial statements for the three months ended March 31, 2023. The Company evaluated the errors and determined that the related impact was not material to the Consolidated Statements of Operations and Comprehensive Income, Consolidated Balance Sheets, Consolidated Statements of Cash Flows or Consolidated Statements of Equity for any period impacted. The Company has revised the previously issued Condensed Consolidated Statements of Operations and Comprehensive Income, Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Cash Flows and Stockholders’ Equity tables as of and for the three and nine months ended September 30, 2022 to correct for such errors and these revisions are reflected in this Form 10-Q. The Company will also correct previously reported financial information for these errors in its future filings, as applicable. A summary of the corrections to the impacted financial statement line items to the Company’s previously issued Consolidated Statements of Operations and Comprehensive Income, Consolidated Balance Sheets, Consolidated Statements of Cash Flows and Consolidated Statements of Equity for each affected period is presented in Note 9, “Revision of Previously Issued Financial Statements.”

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

Significant Accounting Policies

The preparation of our financial statements in accordance with GAAP requires management to make judgments that are subjective in nature and requires management to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1, “Organization, Basis of Presentation and Significant Accounting Policies,” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022. There were no material changes to our critical accounting policies during the three and nine months ended September 30, 2023.

2. Related-Party Transactions

Gladstone Management and Gladstone Administration

We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator, which collectively employ all of our personnel and pay their salaries, benefits, and other general expenses directly. Both our Adviser and Administrator are affiliates of ours, as their parent company is owned and controlled by Mr. David Gladstone, our chairman and chief executive officer. Two of our executive officers, Mr. Gladstone and Mr. Terry Lee Brubaker (our chief operating officer) serve as directors and executive officers of our Adviser and our Administrator. Our president, Mr. Arthur “Buzz” Cooper, is also executive vice president of commercial and industrial real estate of our Adviser. Mr. Michael LiCalsi, our general counsel and secretary, also serves as our Administrator’s president, general counsel and secretary, as well as executive vice president of administration of our Adviser. We have entered into an advisory agreement with our Adviser, as amended from time to time (the “Advisory Agreement”), and an administration agreement with our Administrator (the “Administration Agreement”). The services and fees under the Advisory Agreement and Administration Agreement are described below. As of September 30, 2023 and December 31, 2022, $2.6 million and $3.4 million, respectively, were collectively due to our Adviser and Administrator. Our entrance into the Advisory Agreement and each amendment thereto has been approved unanimously by our Board of Directors. Our Board of Directors reviews and considers renewing the agreements with our Adviser and Administrator each July. During their July 2023 meeting, our Board of Directors reviewed and renewed the Administration Agreement for an additional year, through August 31, 2024 and simultaneously entered into the Eighth Amended and Restated Investment Advisory Agreement (the “Eighth Amended Advisory Agreement”).

Base Management Fee

On July 14, 2020, we amended and restated the Advisory Agreement, which replaced the previous calculation of the base management fee with a calculation based on Gross Tangible Real Estate. The revised base management fee is payable quarterly in arrears and calculated at an annual rate of 0.425% (0.10625% per quarter) of the prior calendar quarter’s “Gross Tangible Real Estate,” defined in the Advisory Agreement as the current gross value of our property portfolio (meaning the aggregate of each property’s original acquisition price plus the cost of any subsequent capital improvements thereon). The calculation of the other fees in the Advisory Agreement was unchanged.

For the three and nine months ended September 30, 2023, we recorded a base management fee of $1.6 million and $4.8 million, respectively. For the three and nine months ended September 30, 2022, we recorded a base management fee of $1.6 million and $4.7 million, respectively.

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

On January 10, 2023, the Company amended and restated the Advisory Agreement by entering into the Seventh Amended and Restated Investment Advisory Agreement between the Company and the Adviser (the “Seventh Amended Advisory Agreement”), as approved unanimously by our Board of Directors, including specifically, our independent directors. The

Seventh Amended Advisory Agreement contractually eliminated the payment of the incentive fee for the quarters ended March 31, 2023 and June 30, 2023. The calculation of the other fees was unchanged.

On July 11, 2023, the Company entered into the Eighth Amended Advisory Agreement, as approved unanimously by our Board of Directors, including specifically, our independent directors. The Eighth Amended Advisory Agreement contractually eliminated the payment of the incentive fee for the quarters ending September 30, 2023 and December 31, 2023. In addition, the Eighth Amended Advisory Agreement also clarified that for any future quarter whereby an incentive fee would exceed by greater than 15% the average quarterly incentive fee paid, the measurement would be versus the last four quarters where an incentive fee was actually paid. The calculation of the other fees remains unchanged.

For the three and nine months ended September 30, 2023, the contractually eliminated incentive fee would have been $0.9 million and $3.4 million, respectively. For the three and nine months ended September 30, 2022, we recorded an incentive fee of $1.5 million and $4.2 million, respectively. The Adviser did not waive any portion of the incentive fee for the three and nine months ended September 30, 2022.

Capital Gain Fee

Under the Advisory Agreement, we will pay to the Adviser a capital gain-based incentive fee that will be calculated and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement). In determining the capital gain fee, we will calculate aggregate realized capital gains and aggregate realized capital losses for the applicable time period. For this purpose, aggregate realized capital gains and losses, if any, equals the realized gain or loss calculated by the difference between the sales price of the property, less any costs to sell the property and the current gross value of the property (equal to the property’s original acquisition price plus any subsequent non-reimbursed capital improvements) of the disposed property. At the end of the fiscal year, if this number is positive, then the capital gain fee payable for such time period shall equal 15.0% of such amount. No capital gain fee was recognized during the three and nine months ended September 30, 2023 or 2022.

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

Administration Agreement

Under the terms of the Administration Agreement, we pay separately for our allocable portion of the Administrator’s overhead expenses in performing its obligations to us including, but not limited to, rent and our allocable portion of the salaries and benefits expenses of our Administrator’s employees, including, but not limited to, our chief financial officer, treasurer, chief compliance officer, general counsel and secretary (who also serves as our Administrator’s president, general counsel and secretary), and their respective staffs. Our allocable portion of the Administrator’s expenses are generally derived by multiplying our Administrator’s total expenses by the approximate percentage of time the Administrator’s employees perform services for us in relation to their time spent performing services for all companies serviced by our Administrator under contractual agreements. We believe that the methodology of allocating the Administrator’s total expenses by approximate percentage of time services were performed among all companies serviced by our Administrator more closely approximates fees paid to actual services performed. For the three and nine months ended September 30, 2023, we recorded an administration fee of $0.6 million and $1.7 million, respectively. For the three and nine months ended September 30, 2022, we recorded an administration fee of $0.5 million and $1.3 million, respectively.

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

Mortgage Financing Arrangement Agreement

We entered into an agreement with Gladstone Securities, effective June 18, 2013, for it to act as our non-exclusive agent to assist us with arranging mortgage financing for properties we own. In connection with this engagement, Gladstone Securities will, from time to time, continue to solicit the interest of various commercial real estate lenders or recommend to us third party lenders offering credit products or packages that are responsive to our needs. We pay Gladstone Securities a financing fee in connection with the services it provides to us for securing mortgage financing on any of our properties. The amount of these financing fees, which are payable upon closing of the financing, are based on a percentage of the amount of the mortgage, generally ranging from 0.15% to a maximum of 1.00% of the mortgage obtained. The amount of the financing fees may be reduced or eliminated, as determined by us and Gladstone Securities, after taking into consideration various factors, including, but not limited to, the involvement of any third-party brokers and market conditions. We paid financing fees to Gladstone Securities of $0.03 million and $0.1 million during the three and nine months ended September 30, 2023, which are included in mortgage payable, net, in the condensed consolidated balance sheets, or 0.38% and 0.29% of the mortgage principal secured. We paid financing fees to Gladstone Securities of $0.1 million and $0.3 million during the three and nine months ended September 30, 2022, which are included in mortgage payable, net, in the condensed consolidated balance sheets, or 0.29% and 0.32% of the mortgage principal secured. Our Board of Directors renewed the agreement for an additional year, through August 31, 2024, at its July 2023 meeting.

Dealer Manager Agreement

On February 20, 2020, we entered into a dealer manager agreement, as amended on February 9, 2023 (together, the “Dealer Manager Agreement”), whereby Gladstone Securities acts as the exclusive dealer manager in connection with our offering (the “Offering”) of up to (i) 20,000,000 shares of 6.00% Series F Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series F Preferred Stock”), on a “reasonable best efforts” basis (the “Primary Offering”), and (ii) 6,000,000 shares of Series F Preferred Stock pursuant to our distribution reinvestment plan (the “DRIP”) to those holders of the Series F Preferred Stock who participate in such DRIP. The Series F Preferred Stock is registered with the SEC pursuant to an automatic registration statement on Form S-3 (File No. 333-268549), as the same may be amended and/or supplemented (the “2022 Registration Statement”), under the Securities Act of 1933, as amended, and is offered and sold pursuant to a prospectus supplement, dated February 9, 2023, and a base prospectus dated November 23, 2022 relating to the 2022 Registration Statement. During the years ended December 31, 2020, 2021 and 2022, the Series F Preferred Stock was registered with the SEC pursuant to a registration statement on Form S-3 (File No. 333-236143) (the “2020 Registration Statement”), and offered and sold pursuant to a prospectus supplement, dated February 20, 2020, and a base prospectus dated February 11, 2020.

Under the Dealer Manager Agreement, Gladstone Securities, as dealer manager, provides certain sales, promotional and marketing services to us in connection with the Offering, and we pay Gladstone Securities (i) selling commissions of 6.0% of the gross proceeds from sales of Series F Preferred Stock in the Primary Offering (the “Selling Commissions”), and (ii) a dealer manager fee of 3.0% of the gross proceeds from sales of Series F Preferred Stock in the Primary Offering (the “Dealer Manager Fee”). No Selling Commissions or Dealer Manager Fee are paid with respect to shares sold pursuant to the DRIP. Gladstone Securities may, in its sole discretion, re-allow a portion of the Dealer Manager Fee to participating broker-dealers in support of the Offering. We paid fees of $0.1 million and $0.5 million to Gladstone Securities during the three and nine months ended September 30, 2023, respectively, in connection with the Offering. We paid fees of $0.1 million and $0.4 million to Gladstone Securities during the three and nine months ended September 30, 2022, respectively, in connection with the Offering.

3. Loss Per Share of Common Stock

The following tables set forth the computation of basic and diluted loss per share of common stock for the three and nine months ended September 30, 2023 and 2022. The operating partnership units in the Operating Partnership (“OP Units”) held by holders who do not control the Operating Partnership (“Non-controlling OP Unitholders”) (which may be redeemed for shares of common stock) have been excluded from the diluted loss per share calculations, as there would be no effect on the amounts since the Non-controlling OP Unitholders’ share of loss would also be added back to net loss. Net loss figures are presented net of such non-controlling interests in the loss per share calculation.

We computed basic loss per share for the three and nine months ended September 30, 2023 and 2022 using the weighted average number of shares outstanding during the respective periods. Diluted loss per share for the three and nine months ended September 30, 2023 and 2022 reflects additional shares of common stock related to our convertible senior common stock (the “Senior Common Stock”), if the effect of conversion would be dilutive, that would have been outstanding if such dilutive potential shares of common stock had been issued, as well as an adjustment to net loss attributable to common stockholders as applicable to common stockholders that would result from their assumed issuance (dollars in thousands, except per share amounts).

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Calculation of basic loss per share of common stock:
Net loss attributable to common stockholders	$(1,419)	$(310)	$(9,063)	$(1,385)
Denominator for basic weighted average shares of common stock (1)	39,917,995	39,504,734	39,939,660	38,723,581
Basic loss per share of common stock	$(0.04)	$(0.01)	$(0.23)	$(0.04)
Calculation of diluted loss per share of common stock:
Net loss attributable to common stockholders	$(1,419)	$(310)	$(9,063)	$(1,385)
Net loss attributable to common stockholders plus assumed conversions (2)	$(1,419)	$(310)	$(9,063)	$(1,385)
Denominator for basic weighted average shares of common stock (1)	39,917,995	39,504,734	39,939,660	38,723,581
Effect of convertible Senior Common Stock (2)	—	—	—	—
Denominator for diluted weighted average shares of common stock (2)	39,917,995	39,504,734	39,939,660	38,723,581
Diluted loss per share of common stock	$(0.04)	$(0.01)	$(0.23)	$(0.04)
(1)The weighted average number of OP Units held by Non-controlling OP Unitholders was 391,468 and 391,468 for the three and nine months ended September 30, 2023, respectively, and 273,072 and 262,412 for the three and nine months ended September 30, 2022, respectively.
(2)We excluded convertible shares of Senior Common Stock of 345,132 and 363,246 from the calculation of diluted earnings per share for the three and nine months ended September 30, 2023 and 2022, respectively, because they were anti-dilutive.

4. Real Estate and Intangible Assets

Real Estate

The following table sets forth the components of our investments in real estate as of September 30, 2023 and December 31, 2022, respectively, excluding real estate held for sale as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	September 30, 2023	December 31, 2022
Real estate:
Land (1)	$143,815	$152,916
Building and improvements	1,025,384	1,069,407
Tenant improvements	57,262	64,974
Accumulated depreciation	(291,986)	(286,150)
Real estate, net	$934,475	$1,001,147
(1)This amount includes $4,436 of land value subject to land lease agreements which we may purchase at our option for a nominal fee.

Real estate depreciation expense on building and tenant improvements was $8.9 million and $31.2 million for the three and nine months ended September 30, 2023, respectively. Real estate depreciation expense on building and tenant improvements was $10.7 million and $30.7 million for the three and nine months ended September 30, 2022, respectively.
Acquisitions

We acquired three properties during the nine months ended September 30, 2023 and acquired 11 industrial properties during the nine months ended September 30, 2022. The acquisitions are summarized below (dollars in thousands):

Nine Months Ended		Aggregate Square Footage	Weighted Average Lease Term	Aggregate Purchase Price	Aggregate Capitalized Acquisition Costs
September 30, 2023	(1)	183,803	18.7 years	$17,539	$349
September 30, 2022	(2)	1,105,006	13.8 years	$98,276	$776
(1)On April 14, 2023, we acquired a 76,089 square foot property in Riverdale, Illinois for $5.4 million. The property is fully leased to one tenant and had 20.0 years of remaining lease term at the time we acquired the property. On July 10, 2023, we acquired a 7,714 square foot property in Dallas-Fort Worth, Texas for $3.0 million. The property is fully leased to one tenant and had 9.9 years of remaining lease term at the time we acquired the property. On July 28, 2023, we acquired a 100,000 square foot property in Dallas-Fort Worth, Texas for $9.2 million. The property is fully leased to one tenant and had 20.0 years of remaining lease term at the time we acquired the property.
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

We determined the fair value of assets acquired and liabilities assumed related to the properties acquired during the nine months ended September 30, 2023 and 2022 as follows (dollars in thousands):

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Acquired assets and liabilities	Purchase price	Purchase price
Land	$2,714	$5,949
Building	11,423	77,903
Tenant Improvements	692	1,468
In-place Leases	1,001	4,907
Leasing Costs	1,270	5,387
Customer Relationships	439	2,937
Above Market Leases	—	328	(1)
Below Market Leases	—	(603)	(2)
Total Purchase Price	$17,539	$98,276
(1)This amount includes $9 of loans receivable included in Other assets on the condensed balance sheets.
(2)This amount includes $32 of prepaid rent included in Other liabilities on the condensed consolidated balance sheets.

Future Lease Payments

Future operating lease payments from tenants under non-cancelable leases, excluding tenant reimbursement of expenses, for the three months ending December 31, 2023 and each of the five succeeding fiscal years and thereafter is as follows, excluding real estate held for sale as of September 30, 2023 (dollars in thousands):

Year	Tenant Lease Payments
Three Months Ending December 31, 2023	$28,906
2024	112,878
2025	112,342
2026	106,748
2027	90,440
2028	75,223
Thereafter	357,055

In accordance with the lease terms, substantially all operating expenses are required to be paid by the tenant directly, or reimbursed to us from the tenant; however, we would be required to pay operating expenses on the respective properties in the event the tenants fail to pay them.

Lease Revenue Reconciliation

The table below sets forth the allocation of lease revenue between fixed contractual payments and variable lease payments for the three and nine months ended September 30, 2023 and 2022, respectively (dollars in thousands):

	For the three months ended September 30,
	(Dollars in Thousands)
Lease revenue reconciliation	2023	2022	$ Change	% Change
Fixed lease payments	$31,945	$35,752	$(3,807)	(10.6)%
Variable lease payments	4,519	4,082	437	10.7%
	$36,464	$39,834	$(3,370)	(8.5)%

	For the nine months ended September 30,
	(Dollars in Thousands)
Lease revenue reconciliation	2023	2022	$ Change	% Change
Fixed lease payments	$98,465	$98,961	$(496)	(0.5)%
Variable lease payments	13,210	12,803	407	3.2%
	$111,675	$111,764	$(89)	(0.1)%

Intangible Assets

The following table summarizes the carrying value of intangible assets, liabilities and the accumulated amortization for each intangible asset and liability class as of September 30, 2023 and December 31, 2022, respectively, excluding real estate held for sale as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	September 30, 2023		December 31, 2022
	Lease Intangibles	Accumulated Amortization	Lease Intangibles	Accumulated Amortization
In-place leases	$98,904	$(62,270)	$104,394	$(63,240)
Leasing costs	83,075	(45,170)	85,038	(45,501)
Customer relationships	63,614	(35,524)	69,586	(38,655)
	$245,593	$(142,964)	$259,018	$(147,396)

	Deferred Rent Receivable/(Liability)	Accumulated (Amortization)/Accretion	Deferred Rent Receivable/(Liability)	Accumulated (Amortization)/Accretion
Above market leases	$13,431	$(10,546)	$15,371	$(11,909)
Below market leases and deferred revenue	(60,927)	29,113	(66,138)	26,141

Total amortization expense related to in-place leases, leasing costs and customer relationship lease intangible assets was $3.6 million and $12.9 million for the three and nine months ended September 30, 2023, respectively, and $4.7 million and $14.5 million for the three and nine months ended September 30, 2022, respectively, and is included in depreciation and amortization expense in the condensed consolidated statements of operations and comprehensive income.

Total amortization related to above-market lease values was $0.1 million and $0.4 million for the three and nine months ended September 30, 2023, respectively, and $0.2 million and $0.6 million for the three and nine months ended September 30, 2022, respectively, and is included in lease revenue in the condensed consolidated statements of operations and comprehensive income. Total amortization related to below-market lease values was $1.8 million and $6.2 million for the three and nine months ended September 30, 2023, respectively, and $1.5 million and $3.1 million for the three and nine months ended September 30, 2022, respectively, and is included in lease revenue in the condensed consolidated statements of operations and comprehensive income.

The weighted average amortization periods in years for the intangible assets acquired and liabilities assumed during the nine months ended September 30, 2023 and 2022, were as follows:

Intangible Assets & Liabilities	September 30, 2023	September 30, 2022
In-place leases	18.0	14.2
Leasing costs	18.0	14.2
Customer relationships	22.7	20.2
Above market leases	0.0	15.7
Below market leases	0.0	13.0
All intangible assets & liabilities	19.6	15.7

5. Real Estate Dispositions, Held for Sale and Impairment Charges

Real Estate Dispositions

We sold five properties during the nine months ended September 30, 2023 and three properties during the nine months ended September 30, 2022.

During the nine months ended September 30, 2023, we continued to execute our capital recycling program, whereby we sold non-core properties and redeployed proceeds to either fund property acquisitions in our target secondary growth markets or repay outstanding debt. We expect to continue to execute our capital recycling plan and sell non-core properties as reasonable disposition opportunities become available, and use the sales proceeds to acquire properties in our target, secondary growth markets or pay down outstanding debt. During the nine months ended September 30, 2023, we sold five non-core properties, located in Baytown, Texas; Birmingham, Alabama; Pittsburgh, Pennsylvania; Eatontown, New Jersey; and Taylorsville, Utah, which are summarized in the table below (dollars in thousands):

Aggregate Square Footage Sold	Aggregate Sales Price	Aggregate Sales Costs	Aggregate Impairment Charge for the Nine Months Ended September 30, 2023	Aggregate Gain on Sale of Real Estate, net
206,278	$23,650	$1,476	$3,591	$4,245

Our dispositions during the nine months ended September 30, 2023 were not classified as discontinued operations because they did not represent a strategic shift in operations, nor will such dispositions have a major effect on our operations and financial results. Accordingly, the operating results of these properties are included within continuing operations for all periods reported.

The table below summarizes the components of operating income from real estate and related assets disposed of during the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

	For the three months ended September 30,			For the nine months ended September 30,
	2023		2022	2023		2022
Operating revenue	$184		$565	$1,209		$2,501
Operating expense	60		510	4,427	(2)	2,251
Other income (expense), net	4,443	(1)	(189)	3,790	(3)	(502)
Income (expense) from real estate and related assets sold	$4,567		$(134)	$572		$(252)
(1)Includes a $4.7 million gain on sale of real estate, net, on three property sales.
(2)Includes a $3.6 million impairment charge on one property.
(3)Includes a $4.2 million gain on sale of real estate, net, on five property sales.

Real Estate Held for Sale

At September 30, 2023, we had four properties classified as held for sale, located in Columbia, South Carolina; Richardson, Texas; Columbus, Ohio; and Blaine, Minnesota. We consider these assets to be non-core to our long term strategy. At December 31, 2022, we had one property classified as held for sale, located in Columbia, South Carolina.

The table below summarizes the components of the assets and liabilities held for sale at September 30, 2023 and December 31, 2022 reflected on the accompanying condensed consolidated balance sheets (dollars in thousands):

	September 30, 2023	December 31, 2022
Assets Held for Sale
Total real estate held for sale	$28,972	$3,293
Lease intangibles, net	369	—
Deferred rent receivable, net	9	—
Total Assets Held for Sale	$29,350	$3,293
Liabilities Held for Sale
Deferred rent liability, net	$631	$—
Total Liabilities Held for Sale	$631	$—

Impairment Charges

We evaluated our portfolio for triggering events to determine if any of our held and used assets were impaired during the nine months ended September 30, 2023 and identified two held and used assets, located in Columbus, Ohio and Draper, Utah, which were impaired by $9.0 million. We also recognized an impairment charge of $4.6 million on two held for sale assets, located in Richardson, Texas and Taylorsville, Utah during the nine months ended September 30, 2023. In performing our held for sale assessment, the carrying value of these assets were above the fair value, less costs of sale. As a result, we impaired these properties to equal the fair market value less costs of sale. We recognized an impairment charge of $12.1 million during the nine months ended September 30, 2022 on two held for sale assets, located in Columbia, South Carolina and Parsippany, New Jersey. In performing our held for sale assessment, the carrying value of this asset was above the fair value, less costs of sale. As a result, we impaired this property to equal the fair market value less costs of sale.

6. Mortgage Notes Payable and Credit Facility

Our $125.0 million unsecured revolving credit facility (“Revolver”), $160.0 million term loan facility (“Term Loan A”), $60.0 million term loan facility (“Term Loan B”), and $150.0 million term loan facility (“Term Loan C”), are collectively referred to herein as the Credit Facility.

Our mortgage notes payable and Credit Facility as of September 30, 2023 and December 31, 2022 are summarized below (dollars in thousands):

	Encumbered properties at		Carrying Value at		Stated Interest Rates at		Scheduled Maturity Dates at
	September 30, 2023		September 30, 2023	December 31, 2022	September 30, 2023		September 30, 2023
Mortgage and other secured loans:
Fixed rate mortgage loans	49		$313,400	$362,037	(1)		(2)
Premiums and discounts, net	—		(52)	(83)	N/A		N/A
Deferred financing costs, mortgage loans, net	—		(2,374)	(2,565)	N/A		N/A
Total mortgage notes payable, net	49		$310,974	$359,389	(3)
Variable rate revolving credit facility	82	(6)	$70,950	$23,250	SOFR + 1.50%	(4)	8/18/2026
Total revolver	82		$70,950	$23,250
Variable rate term loan facility A	—	(6)	$160,000	$160,000	SOFR + 1.45%	(4)	8/18/2027
Variable rate term loan facility B	—	(6)	60,000	60,000	SOFR + 1.45%	(4)	2/11/2026
Variable rate term loan facility C	—	(6)	150,000	150,000	SOFR + 1.45%	(4)	2/18/2028
Deferred financing costs, term loan facility	—		(2,915)	(3,433)	N/A		N/A
Total term loan, net	N/A		$367,085	$366,567
Total mortgage notes payable and credit facility	131		$749,009	$749,206	(5)
(1)As of September 30, 2023, interest rates on our fixed rate mortgage notes payable varied from 2.80% to 6.63%.
(2)As of September 30, 2023, we had 43 mortgage notes payable with maturity dates ranging from January 1, 2024 through August 1, 2037.
(3)The weighted average interest rate on the mortgage notes outstanding as of September 30, 2023 was approximately 4.20%.
(4)As of September 30, 2023, Secured Overnight Financing Rate (“SOFR”) was approximately 5.31%.
(5)The weighted average interest rate on all debt outstanding as of September 30, 2023 was approximately 5.70%.
(6)The amount we may draw under our Credit Facility is based on a percentage of the fair value of a combined pool of 82 unencumbered properties as of September 30, 2023.
N/A - Not Applicable

Mortgage Notes Payable

As of September 30, 2023, we had 43 mortgage notes payable, collateralized by a total of 49 properties with a net book value of $496.5 million. We have limited recourse liabilities that could result from any one or more of the following circumstances: a borrower voluntarily filing for bankruptcy, improper conveyance of a property, fraud or material misrepresentation, misapplication or misappropriation of rents, security deposits, insurance proceeds or condemnation proceeds, or physical waste or damage to the property resulting from a borrower’s gross negligence or willful misconduct. As of September 30, 2023, we did not have any mortgages subject to recourse. We will also indemnify lenders against claims resulting from the presence of hazardous substances or activity involving hazardous substances in violation of environmental laws on a property.

During the nine months ended September 30, 2023, we repaid four mortgages, collateralized by four properties, which are summarized in the table below (dollars in thousands):

Fixed Rate Debt Repaid	Interest Rate on Fixed Rate Debt Repaid
$46,530	4.78%

During the nine months ended September 30, 2023, we issued three mortgages, collateralized by three properties, which are summarized in the table below (dollars in thousands):

Aggregate Fixed Rate Debt Issued	Weighted Average Interest Rate on Fixed Rate Debt
$9,000	6.10%

During the nine months ended September 30, 2023, we extended the maturity date of one mortgage, collateralized by one property, which is summarized in the table below (dollars in thousands):

Fixed Rate Debt Extended	Interest Rate on Fixed Rate Debt Extended	Extension Term
$8,769	6.50%	1.0 year

We made payments of $0.3 million and $0.4 million for deferred financing costs during the three and nine months ended September 30, 2023. We made payments of $5.6 million and $6.2 million for deferred financing costs during the three and nine months ended September 30, 2022.

Scheduled principal payments of mortgage notes payable for the three months ending December 31, 2023, and each of the five succeeding fiscal years and thereafter are as follows (dollars in thousands):

Year	Scheduled Principal Payments
Three Months Ending December 31, 2023	$11,995
2024	28,400
2025	36,420
2026	35,084
2027	95,040
2028	37,116
Thereafter	69,345
Total	$313,400	(1)
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

Interest Rate Cap and Interest Rate Swap Agreements

We have entered into interest rate cap agreements that cap the interest rate on certain of our variable-rate debt and we have assumed or entered into interest rate swap agreements in which we hedged our exposure to variable interest rates by agreeing to pay fixed interest rates to our respective counterparty. We have adopted the fair value measurement provisions for our financial instruments recorded at fair value. The fair value guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Generally, we will estimate the fair value of our interest rate caps and interest rate swaps, in the absence of observable market data, using estimates of value including estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. At September 30, 2023 and December 31, 2022, our interest rate cap agreements and interest rate swaps were valued using Level 2 inputs.

The fair value of the interest rate cap agreements is recorded in other assets on our accompanying condensed consolidated balance sheets. We record changes in the fair value of the interest rate cap agreements quarterly based on the current market valuations at quarter end. If the interest rate cap qualifies for hedge accounting, the change in the estimated fair value is recorded to accumulated other comprehensive income to the extent that it is effective, with any ineffective portion recorded to interest expense in our condensed consolidated statements of operations and comprehensive income. If the interest rate cap does not qualify for hedge accounting, or if it is determined the hedge is ineffective, any change in the fair value is recognized in interest expense in our consolidated statements of operations and comprehensive income. During the next 12 months, we estimate that an additional $6.9 million will be reclassified out of accumulated other comprehensive income into interest expense in our condensed consolidated statements of operations and comprehensive income, as a reduction to interest expense. The following table summarizes the interest rate caps at September 30, 2023 and December 31, 2022 (dollars in thousands):

		September 30, 2023		December 31, 2022
Aggregate Cost		Aggregate Notional Amount	Aggregate Fair Value	Aggregate Notional Amount	Aggregate Fair Value
$141	(1)	$65,000	$1,340	$225,000	$4,629
(1)We have entered into various interest rate cap agreements on variable rate debt with SOFR caps ranging from 1.49% to 1.75%.

We have assumed or entered into interest rate swap agreements in connection with certain of our mortgage financings and Credit Facility, whereby we will pay our counterparty a fixed rate interest rate on a monthly basis and receive payments from our counterparty equivalent to the stipulated floating rate. The fair value of our interest rate swap agreements is recorded in other assets or other liabilities on our accompanying condensed consolidated balance sheets. We have designated our interest rate swaps as cash flow hedges, and we record changes in the fair value of the interest rate swap agreement to accumulated other comprehensive income on the condensed consolidated balance sheets. We record changes in fair value on a quarterly basis, using current market valuations at quarter end. The following table summarizes our interest rate swaps at September 30, 2023 and December 31, 2022 (dollars in thousands):

September 30, 2023			December 31, 2022
Aggregate Notional Amount	Aggregate Fair Value Asset	Aggregate Fair Value Liability	Aggregate Notional Amount	Aggregate Fair Value Asset	Aggregate Fair Value Liability
$361,969	$17,015	$—	$362,832	$8,264	$(897)

The following table presents the impact of our derivative instruments in the condensed consolidated financial statements (dollars in thousands):

	Amount of gain, net, recognized in Comprehensive Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Derivatives in cash flow hedging relationships
Interest rate caps	$(654)	$1,758	$(2,429)	$4,520
Interest rate swaps	5,743	5,032	9,647	9,140
Total	$5,089	$6,790	$7,218	$13,660

The following table presents the reclassifications of our derivative instruments out of accumulated other comprehensive income into interest expense in the condensed consolidated financial statements (dollars in thousands):

	Amount reclassified out of Accumulated Other Comprehensive Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest rate caps	$409	$(52)	$937	$(52)
Total	$409	$(52)	$937	$(52)

The following table sets forth certain information regarding our derivative instruments (dollars in thousands):

		Asset (Liability) Derivatives Fair Value at
Derivatives Designated as Hedging Instruments	Balance Sheet Location	September 30, 2023	December 31, 2022
Interest rate caps	Other assets	$1,340	$4,629
Interest rate swaps	Other assets	17,015	8,264
Interest rate swaps	Other liabilities	—	(897)
Total derivative liabilities, net		$18,355	$11,996

The fair value of all mortgage notes payable outstanding as of September 30, 2023 was $273.2 million, as compared to the carrying value stated above of $311.0 million. The fair value is calculated based on a discounted cash flow analysis, using management’s estimate of market interest rates on long-term debt with comparable terms and loan to value ratios. The fair value was calculated using Level 3 inputs of the hierarchy established by ASC 820, “Fair Value Measurements and Disclosures.”

Credit Facility

On August 18, 2022, we amended, extended and upsized our Credit Facility, increasing our Revolver from $100.0 million to $120.0 million (and its term to August 2026), adding the new $140.0 million Term Loan C, decreasing the principal balance of Term Loan B to $60.0 million and extending the maturity date of Term Loan A to August 2027. Term Loan C has a maturity date of February 18, 2028 and a SOFR spread ranging from 125 to 195 basis points, depending on our leverage. On September 27, 2022, we further increased the Revolver to $125.0 million and Term Loan C to $150.0 million, as permitted under the terms of the Credit Facility. We entered into multiple interest rate swap agreements on Term Loan C, which swap the interest rate to fixed rates from 3.15% to 3.75%. We incurred fees of approximately $4.2 million in connection with extending and upsizing our Credit Facility. The net proceeds of the transaction were used to repay the then-outstanding borrowings on the Revolver, pay off mortgage debt, and fund acquisitions. The Credit Facility’s current bank syndicate is comprised of KeyBank, Fifth Third Bank, The Huntington National Bank, Bank of America, Synovus Bank, United Bank, First Financial Bank, and S&T Bank.

As of September 30, 2023, there was $441.0 million outstanding under our Credit Facility, at a weighted average interest rate of approximately 6.77%, and $2.9 million outstanding under letters of credit, at a weighted average interest rate of 1.50%. As of September 30, 2023, the maximum additional amount we could draw under the Credit Facility was $44.9 million. We were in compliance with all covenants under the Credit Facility as of September 30, 2023.

The amount outstanding under the Credit Facility approximates fair value as of September 30, 2023.

7. Commitments and Contingencies

Ground Leases

We are obligated as lessee under four ground leases. Future minimum rental payments due under the terms of these leases for the three months ending December 31, 2023 and each of the five succeeding fiscal years and thereafter is as follows (dollars in thousands):

Year	Future Lease Payments Due Under Operating Leases
Three Months Ending December 31, 2023	$124
2024	493
2025	494
2026	498
2027	506
2028	510
Thereafter	5,790
Total anticipated lease payments	$8,415
Less: amount representing interest	(3,267)
Present value of lease payments	$5,148

Rental expense incurred for properties with ground lease obligations during the three and nine months ended September 30, 2023 was $0.1 million and $0.3 million, respectively, and during the three and nine months ended September 30, 2022 was $0.1 million and $0.3 million, respectively. Our ground leases are treated as operating leases and rental expenses are reflected in property operating expenses on the condensed consolidated statements of operations and comprehensive income. Our ground leases have a weighted average remaining lease term of 17.9 years and a weighted average discount rate of 5.33%.

Letters of Credit

As of September 30, 2023, there was $2.9 million outstanding under letters of credit. These letters of credit are not reflected on our condensed consolidated balance sheets.

8. Equity and Mezzanine Equity

Stockholders’ Equity

The following table summarizes the changes in our equity for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Senior Common Stock
Balance, beginning of period	$1	$1	$1	$1
Issuance of senior common stock, net	—	—	—	—
Balance, end of period	$1	$1	$1	$1
Common Stock
Balance, beginning of period	$39	$39	$39	$37
Issuance of common stock, net	—	—	1	2
Repurchase of common stock, net	—	—	(1)	—
Balance, end of period	$39	$39	$39	$39
Series F Preferred Stock
Balance, beginning of period	$1	$1	$1	$—
Issuance of Series F preferred stock, net	—	—	—	1
Balance, end of period	$1	$1	$1	$1
Additional Paid in Capital
Balance, beginning of period	$728,580	$705,629	$721,327	$671,134
Issuance of common stock and Series F preferred stock, net	690	9,856	6,725	44,513
Repurchase of common stock, net	—	—	998	—
Redemption of Series F preferred stock, net	183	—	401	55
Retirement of senior common stock, net	—	—	52	—
Adjustment to OP Units held by Non-controlling OP Unitholders resulting from changes in ownership of the Operating Partnership	(53)	1,613	(103)	1,396
Balance, end of period	$729,400	$717,098	$729,400	$717,098
Accumulated Other Comprehensive Income
Balance, beginning of period	$14,297	$5,524	$11,640	$(1,346)
Comprehensive income	5,089	6,790	7,218	13,660
Reclassification into interest expense	409	52	937	52
Balance, end of period	$19,795	$12,366	$19,795	$12,366
Distributions in Excess of Accumulated Earnings
Balance, beginning of period	$(560,719)	$(498,856)	$(529,104)	$(468,908)
Distributions declared to common, senior common, and preferred stockholders	(15,182)	(17,984)	(45,445)	(53,000)
Redemption of Series F preferred stock, net	(1)	—	(12)	(5)
Net income attributable to the Company	1,789	2,791	448	7,864
Balance, end of period	$(574,113)	$(514,050)	$(574,113)	$(514,050)
Total Stockholders' Equity

Balance, beginning of period	$182,199	$212,338	$203,904	$200,918
Issuance of common stock and Series F preferred stock, net	690	9,856	6,726	44,516
Repurchase of common stock, net	—	—	997	—
Redemption of Series F preferred stock, net	182	—	389	50
Retirement of senior common stock, net	—	—	52	—
Distributions declared to common, senior common, and preferred stockholders	(15,182)	(17,984)	(45,445)	(53,000)
Comprehensive income	5,089	6,790	7,218	13,660
Reclassification into interest expense	409	52	937	52
Adjustment to OP Units held by Non-controlling OP Unitholders resulting from changes in ownership of the Operating Partnership	(53)	1,613	(103)	1,396
Net income attributable to the Company	1,789	2,791	448	7,864
Balance, end of period	$175,123	$215,455	$175,123	$215,455
Non-Controlling Interest
Balance, beginning of period	$1,524	$1,275	$1,790	$1,259
Distributions declared to Non-controlling OP Unit holders	(117)	(114)	(352)	(307)
Issuance of Non-controlling OP Units as consideration in real estate acquisitions, net	—	2,394	—	2,394
Adjustment to OP Units held by Non-controlling OP Unitholders resulting from changes in ownership of the Operating Partnership	53	(1,613)	103	(1,396)
Net income (loss) available (attributable) to OP units held by Non-controlling OP Unitholders	3	(4)	(78)	(12)
Balance, end of period	$1,463	$1,938	$1,463	$1,938
Total Equity	$176,586	$217,393	$176,586	$217,393

Distributions

We paid the following distributions per share for the three and nine months ended September 30, 2023 and 2022:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Common Stock and Non-controlling OP Units	$0.30000	$0.37620	$0.90000	$1.12860
Senior Common Stock	0.2625	0.2625	0.7875	0.7875
Series E Preferred Stock	0.414063	0.414063	1.242189	1.242189
Series F Preferred Stock	0.375	0.375	1.125	1.125
Series G Preferred Stock	0.375	0.375	1.125	1.125

Recent Activity

Common Stock ATM Programs

On February 22, 2022, we entered into Amendment No. 1 to the At-the-Market Equity Offering Sales Agreement, dated December 3, 2019 (together, the “Prior Common Stock Sales Agreement”). The amendment permitted shares of common stock to be issued pursuant to the Prior Common Stock Sales Agreement under the 2020 Registration Statement, and future registration statements on Form S-3 (the “Prior Common Stock ATM Program”). During the nine months ended September 30, 2023, we sold 0.2 million shares of common stock, raising approximately $4.0 million in net proceeds under our At-the-Market Equity Offering Sales Agreement with sales agents Robert W. Baird & Co. Incorporated (“Baird”), Goldman Sachs & Co. LLC (“Goldman Sachs”), Stifel, Nicolaus & Company, Incorporated, (“Stifel”) BTIG, LLC, and Fifth Third Securities, Inc. (“Fifth Third”). We terminated the Prior Common Stock Sales Agreement effective as of February 10, 2023 in connection with the expiration of the 2020 Registration Statement on February 11, 2023.

On March 3, 2023, we entered into an At-the-Market Equity Offering Sales Agreement (the “2023 Common Stock Sales Agreement”), with BofA Securities, Inc. (“BofA”), Goldman Sachs, Baird, KeyBanc Capital Markets Inc. (“KeyBanc”), and Fifth Third (collectively the “Common Stock Sales Agents”). In connection with the 2023 Common Stock Sales Agreement, we filed prospectus supplements dated March 3, 2023 and March 7, 2023, to the prospectus dated November 23, 2022, with the SEC, for the offer and sale of an aggregate offering amount of up to $250.0 million of common stock. During the nine months ended September 30, 2023, we did not sell any shares of common stock under the 2023 Common Stock Sales Agreement.

Common Stock Buyback Program

During the nine months ended September 30, 2023, we repurchased $1.0 million worth of our common stock through our common stock repurchase program.

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

Prior to February 10, 2023, we had an At-the-Market Equity Offering Sales Agreement (the “Series E Preferred Stock Sales Agreement”) with sales agents Baird, Goldman Sachs, Stifel, Fifth Third, and U.S. Bancorp Investments, Inc., pursuant to which we could, from time to time, offer to sell shares of our Series E Preferred Stock, in an aggregate offering price of up to $100.0 million. We did not sell any shares of our Series E Preferred Stock pursuant to the Series E Preferred Stock Sales Agreement during the nine months ended September 30, 2023. However, we terminated the agreement effective as of February 10, 2023.

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

Series F Preferred Stock

On February 20, 2020, we filed with the Maryland Department of Assessments and Taxation Articles Supplementary (i) setting forth the rights, preferences and terms of the Series F Preferred Stock and (ii) reclassifying and designating 26,000,000 shares of our authorized and unissued shares of common stock as shares of Series F Preferred Stock. The reclassification decreased the number of shares classified as common stock from 86,290,000 shares immediately prior to the reclassification to 60,290,000 shares immediately after the reclassification. We sold 229,677 shares of our Series F Preferred Stock, raising $5.2 million in net proceeds, during the nine months ended September 30, 2023.

Non-controlling Interest in Operating Partnership

As of September 30, 2023 and December 31, 2022, we owned approximately 99.0% and 99.0%, respectively, of the outstanding OP Units.

The Operating Partnership is required to make distributions on each OP Unit in the same amount as those paid on each share of our common stock, with the distributions on the OP Units held by us being utilized to make distributions to our common stockholders.

As of September 30, 2023 and December 31, 2022, there were 391,468 and 391,468 outstanding OP Units held by Non-controlling OP Unitholders, respectively.

9. Revision of Previously Issued Financial Statements

As discussed in Note 1, the Company identified errors in its calculation of the depreciation of tenant funded improvement assets at a number of its properties. A summary of the corrections to the impacted financial statement line items in the Company’s previously issued Consolidated Statements of Operations and Comprehensive Income, Consolidated Statements of Cash Flows and Consolidated Statements of Equity for the quarter ended September 30, 2022, and Consolidated Balance Sheets for the year ended December 31, 2022 included in previously filed Annual Reports on Form 10-K and Condensed Consolidated Statements of Operations and Comprehensive Income, Condensed Consolidated Statements of Cash Flows and the Stockholders’ Equity tables for periods presented below, which were presented in previously filed Quarterly Reports on Form 10-Q, is as follows:

Condensed Consolidated Statements of Operations and Comprehensive Income
	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Operating expenses
Depreciation and amortization	$15,764	$(290)	$15,474	$45,672	$(393)	$45,279
Total operating expense before incentive fee waiver	$37,448	$(290)	$37,158	$90,932	$(393)	$90,539
Total operating expenses	$37,448	$(290)	$37,158	$90,932	$(393)	$90,539
Net income	$2,497	$290	$2,787	$7,459	$393	$7,852
Net income available to the Company	$2,501	$290	$2,791	$7,471	$393	$7,864
Net loss attributable to common stockholders	$(600)	$290	$(310)	$(1,778)	$393	$(1,385)
Loss per weighted average share of common stock - basic & diluted
Loss attributable to common shareholders	$(0.02)	$0.01	$(0.01)	$(0.05)	$0.01	$(0.04)
Comprehensive income
Net income	$2,497	$290	$2,787	$7,459	$393	$7,852
Total comprehensive income available to the Company	$9,291	$290	$9,581	$21,131	$393	$21,524

Consolidated Balance Sheets
	As of December 31, 2022
	As Previously Reported	Adjustments	As Revised
ASSETS
Less: accumulated depreciation	$286,994	$(844)	$286,150
Total real estate, net	$1,000,303	$844	$1,001,147
Real estate and related assets held for sale	$3,013	$280	$3,293
TOTAL ASSETS	$1,201,509	$1,124	$1,202,633
EQUITY
Distributions in excess of accumulated earnings	$(530,228)	$1,124	$(529,104)
TOTAL STOCKHOLDERS' EQUITY	$202,780	$1,124	$203,904
TOTAL EQUITY	$204,570	$1,124	$205,694
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$1,201,509	$1,124	$1,202,633

Stockholders’ Equity
	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Distributions in Excess of Accumulated Earnings
Balance, beginning of period	$(498,574)	$(282)	$(498,856)	$(468,523)	$(385)	$(468,908)
Net income attributable to the Company	2,501	290	2,791	7,471	393	7,864
Balance, end of period	$(514,057)	$7	$(514,050)	$(514,057)	$7	$(514,050)
Total Stockholders' Equity
Balance, beginning of period	$212,620	$(282)	$212,338	$201,303	$(385)	$200,918
Net income attributable to the Company	2,501	290	2,791	7,471	393	7,864
Balance, end of period	$215,448	$7	$215,455	$215,448	$7	$215,455
Total Equity	$217,386	$7	$217,393	$217,386	$7	$217,393

Condensed Consolidated Statements of Cash Flows
	Nine Months Ended September 30, 2022
	As Previously Reported	Adjustments	As Revised
Cash flows from operating activities:
Net income	$7,459	$393	$7,852
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,672	(393)	45,279

10. Subsequent Events

Distributions

On October 10, 2023, our Board of Directors declared the following monthly distributions for the months of October, November and December of 2023:

Record Date	Payment Date	Common Stock and Non-controlling OP Unit Distributions per Share	Series E Preferred Distributions per Share	Series G Preferred Distributions per Share
October 20, 2023	October 31, 2023	$0.10	$0.138021	$0.125
November 20, 2023	November 30, 2023	0.10	0.138021	0.125
December 18, 2023	December 29, 2023	0.10	0.138021	0.125
		$0.30	$0.414063	$0.375

Senior Common Stock Distributions
Payable to the Holders of Record During the Month of:	Payment Date	Distribution per Share
October	November 3, 2023	$0.0875
November	December 5, 2023	0.0875
December	January 5, 2024	0.0875
		$0.2625

Series F Preferred Stock Distributions
Record Date	Payment Date	Distribution per Share
October 25, 2023	November 3, 2023	$0.125
November 28, 2023	December 5, 2023	0.125
December 27, 2023	January 5, 2024	0.125
		$0.375

Equity Activity

Subsequent to September 30, 2023 and through November 6, 2023, we raised $0.1 million in net proceeds from the sale of 4,318 shares of Series F Preferred Stock.

Acquisition Activity

On October 12, 2023, we purchased a 69,920 square foot industrial property in Allentown, Pennsylvania for $7.8 million. The property is fully leased to one tenant on a 20-year lease.

On November 3, 2023, we purchased a 67,709 square foot industrial property in Indianapolis, Indiana for $4.5 million. The property is fully leased to one tenant on a 20-year lease.

Sale Activity

On October 2, 2023, we sold our 146,483 square foot office property in Columbia, South Carolina for $7.0 million. We realized a $2.9 million gain on sale, net.

Financing Activity

On October 2, 2023, we repaid $9.0 million in fixed rate debt, collateralized by one property, at an interest rate of 4.04%. We realized a $2.8 million gain on debt extinguishment.

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

As of November 6, 2023:

•we owned 136 properties totaling 17.2 million square feet of rentable space, located in 27 states;
•our occupancy rate was 97.4%;
•the weighted average remaining term of our mortgage debt was 4.2 years and the weighted average interest rate was 4.20%; and
•the average remaining lease term of the portfolio was 6.9 years.

Business Environment

The commercial real estate sector was marked by continued uncertainty and volatility in the third quarter of 2023. The Federal Reserve is signaling a holding pattern on its short-term rate increases as inflation levels out, but long-term rates have risen significantly over the last few months. These long-term rates have slowed the mortgage market which has, in turn, slowed the market for acquisitions. Real estate transaction volumes remain low, as tightened credit standards and increasing capital costs have sidelined many investors.

Overall industrial fundamentals remain sound, and the sector continues to outperform other property types. According to Cushman Wakefield, the third quarter of 2023 posted 46.2 million square feet of net absorption, 12.7% lower than in the second quarter of 2023. Absorption levels for the first three quarters of 2023 were below where they had been in the years leading up to the pandemic, which were historically strong years in the broader context of the e-commerce demand boom kick-started by the pandemic. New deliveries totaled 171.8 million square feet, an 18.7% increase over the 144.7 million square feet delivered in the second quarter of 2023. This record amount of new deliveries pushed the vacancy rate to 4.7%, which is still well below the 15-year historical average of 6.8%. The Sunbelt continues to outperform, with Savannah, Dallas-Fort Worth, Charlotte, and Houston all exceeding 4.0 million square feet of net occupancy gains during the third quarter. While net absorption remains positive, the national under construction pipeline continued to shrink by 96.7 million square feet. According to Cushman Wakefield, this is the smallest pipeline since the second quarter of 2021.

The office sector continued to weaken in the second quarter of 2023. According to Jones Lang LaSalle, overall office vacancy increased 39 basis points to 21.0%, but a slowing volume of deliveries and increased inventory removals point to stabilization in 2024. Only 7.9 million square feet of new product has broken ground in 2023 to date, which will limit future new deliveries.

Interest rates remain volatile in response to competing concerns about inflationary pressures, and interest rate increases by the Federal Reserve are uncertain. The yield on the 10-year U.S. Treasury Note has increased significantly since the beginning of 2022 and finished the third quarter of 2023 at 4.57% and subsequent to quarter end has approached 5.00%. Global recessionary conditions may occur over the next 6-24 months likely stemming from central bank intervention to curb inflation.

We collected 100% of all outstanding cash rents for the nine months ended September 30, 2023. In the past, we have received rent modification requests from our tenants, and we may receive additional requests in the future. However, we are unable to quantify the outcomes of the negotiation of relief packages, the success of any tenant’s financial prospects or the amount of relief requests that we will ultimately receive or grant. We believe that we have a diverse tenant base, and specifically, we do not have significant exposure to tenants in the retail, hospitality, airlines, and oil and gas industries. Additionally, our properties are located across 27 states, which we believe mitigates our exposure to economic issues, including regulations or laws implemented by state and local governments, in any one geographic market or area.

We believe we currently have adequate liquidity in the near term, and we believe the availability on our Credit Facility is sufficient to cover all near-term debt obligations and operating expenses and to continue our industrial growth strategy. We are in compliance with all of our debt covenants as of September 30, 2023. We amended our Credit Facility in 2019 to increase our borrowing capacity and extend its maturity date. In addition, on August 18, 2022, we added a new $150.0 million term loan component. We have had numerous conversations with lenders, and credit continues to be available for well-capitalized borrowers. We continue to monitor our portfolio and intend to maintain a reasonably conservative liquidity position for the foreseeable future.

Other Business Environment Considerations

The short-term and long-term economic implications are unknown, in relation to recent world events, including inflation, supply chain disruptions and related inventory management issues, labor shortages, rising interest rates, public health emergencies such as the COVID-19 pandemic and associated governmental responses in addition to any subsequent shift in policy, geopolitical conditions (including instability resulting from military conflicts), new regulations or the long-term impact of social and infrastructure spending and tax reform in the U.S. Finally, the continuing uncertainty surrounding the ability of the federal government to address its fiscal condition in both the near and long term, as well as other geopolitical issues relating to the global economic slowdown has increased domestic and global instability. These developments could cause interest rates and borrowing costs to be volatile, which may adversely affect our ability to access both the equity and debt markets and could have an adverse impact on our tenants as well.

The London Inter-bank Offered Rate (“LIBOR”) was phased out as of June 2023. The Secured Overnight Financing Rate (“SOFR”) is now the new rate standard. During 2022 and the first half of 2023, we began transitioning our variable rate debt to SOFR, and, at September 30, 2023, all of our variable rate debt was based upon SOFR.

We continue to focus on re-leasing vacant space, renewing upcoming lease expirations, re-financing upcoming loan maturities, and acquiring additional properties with associated long-term leases. Currently, we have four partially vacant buildings and three fully vacant buildings. Our available vacant space at September 30, 2023 represents 3.4% of our total square footage and the annual carrying costs on the vacant space, including real estate taxes and property operating expenses, are approximately $3.5 million. We continue to actively seek new tenants for these properties.

We believe our lease expiration schedule for the remainder of 2023 is quite manageable, as it equates to only 2.1% of our lease revenue at September 30, 2023. Property acquisitions since the beginning of 2020 have totaled $360.4 million and all transactions were industrial in nature, with a weighted average lease term of 13.4 years and a current weighted average lease term today of 10.9 years.

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

Recent Developments

Sale Activity

During the nine months ended September 30, 2023, we continued to execute our capital recycling program, whereby we sold non-core properties and redeployed proceeds to either fund property acquisitions in our target secondary growth markets or repay outstanding debt. We expect to continue to execute our capital recycling plan and sell non-core properties as reasonable disposition opportunities become available, and use the sales proceeds to acquire properties in our target, secondary growth markets or pay down outstanding debt. During the nine months ended September 30, 2023, we sold five non-core properties, located in Baytown, Texas and Birmingham, Alabama, which are summarized in the table below (dollars in thousands):

Aggregate Square Footage Sold	Aggregate Sales Price	Aggregate Sales Costs	Aggregate Impairment Charge for the Nine Months Ended September 30, 2023	Aggregate Gain on Sale of Real Estate, net
206,278	$23,650	$1,476	$3,591	$4,245

On October 2, 2023, we sold our 146,483 square foot office property in Columbia, South Carolina for $7.0 million. We realized a $2.9 million gain on sale, net.

Acquisition Activity

During the nine months ended September 30, 2023, we acquired three properties located in Riverdale, Illinois and Dallas-Fort Worth, Texas, which are summarized below (dollars in thousands):

Aggregate Square Footage	Weighted Average Remaining Lease Term at Time of Acquisition	Aggregate Purchase Price	Aggregate Capitalized Acquisition Expenses	Aggregate Annualized GAAP Fixed Lease Payments
183,803	18.7 years	$17,539	$349	$1,649

On October 12, 2023, we purchased a 69,920 square foot industrial property in Allentown, Pennsylvania for $7.8 million. The property is fully leased to one tenant on a 20-year lease.

On November 3, 2023, we purchased a 67,709 square foot industrial property in Indianapolis, Indiana for $4.5 million. The property is fully leased to one tenant on a 20-year lease.

Leasing Activity

During and subsequent to the nine months ended September 30, 2023, we executed 12 leases, which are summarized below (dollars in thousands):

Aggregate Square Footage	Weighted Average Remaining Lease Term	Aggregate Annualized GAAP Fixed Lease Payments	Aggregate Tenant Improvement	Aggregate Leasing Commissions
1,282,641	10.6 years	$8,805	$4,685	$1,767

During the nine months ended September 30, 2023, we had one lease termination, which is summarized below (dollars in thousands):

Square Footage Reduced	Accelerated Rent	Accelerated Rent Recognized through September 30, 2023
119,224	$2,045	$2,045

Financing Activity

During the nine months ended September 30, 2023, we repaid four mortgages, collateralized by four properties, which are summarized in the table below (dollars in thousands):

Fixed Rate Debt Repaid	Interest Rate on Fixed Rate Debt Repaid
$46,530	4.78%

On October 2, 2023, we repaid $9.0 million in fixed rate debt, collateralized by one property, at an interest rate of 4.04%. We realized a $2.8 million gain on debt extinguishment.

During the nine months ended September 30, 2023, we issued three mortgages, collateralized by three properties, which are summarized in the table below (dollars in thousands):

Aggregate Fixed Rate Debt Issued	Weighted Average Interest Rate on Fixed Rate Debt
$9,000	6.10%

During the nine months ended September 30, 2023, we extended the maturity date of one mortgage, collateralized by one property, which is summarized in the table below (dollars in thousands):

Fixed Rate Debt Extended	Interest Rate on Fixed Rate Debt Extended	Extension Term
$8,769	6.50%	1.0 year

Equity Activities

Common Stock ATM Programs

On February 22, 2022, we entered into Amendment No. 1 to our Common Stock Sales Agreement, dated December 3, 2019 (together, the “Prior Common Stock Sales Agreement”). The amendment permitted shares of common stock to be issued pursuant to the Prior Common Stock Sales Agreement under the Company’s Registration Statement on Form S-3 (File No. 333-236143) (the “2020 Registration Statement”), and future registration statements on Form S-3 (the “Prior Common Stock ATM Program”). During the nine months ended September 30, 2023, we sold 0.2 million shares of common stock, raising $4.0 million in net proceeds under our At-the-Market Equity Offering Sales Agreement (the “Common Stock Sales Agreement”) with sales agents Robert W. Baird & Co. Incorporated (“Baird”), Goldman Sachs & Co. LLC (“Goldman Sachs”), Stifel, Nicolaus & Company, Incorporated (“Stifel”), BTIG, LLC, and Fifth Third Securities, Inc. (“Fifth Third”). We terminated the Prior Common Stock Sales Agreement effective as of February 10, 2023 in connection with the expiration of the 2020 Registration Statement on February 11, 2023.

On March 3, 2023, we entered into an At-the-Market Equity Offering Sales Agreement (the “2023 Common Stock Sales Agreement”), with BofA Securities, Inc. (“BofA”), Goldman Sachs, Baird, KeyBanc Capital Markets Inc. (“KeyBanc”), and Fifth Third (collectively the “Common Stock Sales Agents”). In connection with the 2023 Common Stock Sales Agreement, we filed prospectus supplements dated March 3, 2023 and March 7, 2023, to the prospectus dated November 23, 2022, with the SEC, for the offer and sale of an aggregate offering amount of $250.0 million of common stock. During the nine months ended September 30, 2023, we did not sell any shares of common stock under the 2023 Common Stock Sales Agreement.

Common Stock Buyback Program

During the nine months ended September 30, 2023, we utilized our common stock repurchase program, repurchasing $1.0 million worth of common stock. All repurchased shares were retired.

Series E Preferred ATM Program

Prior to February 10, 2023, we had an At-the-Market Equity Offering Sales Agreement (the “Series E Preferred Stock Sales Agreement”) with sales agents Baird, Goldman Sachs, Stifel, Fifth Third, and U.S. Bancorp Investments, Inc., pursuant to which we could, from time to time, offer to sell shares of our Series E Preferred Stock, in an aggregate offering price of up to $100.0 million. We did not sell any shares of our Series E Preferred Stock pursuant to the Series E Preferred Stock Sales Agreement during the nine months ended September 30, 2023. We terminated the Series E Preferred Stock Sales Agreement effective as of February 10, 2023.

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

Series F Preferred Stock Continuous Offering

On February 20, 2020, we filed with the Maryland Department of Assessments and Taxation Articles Supplementary (i) setting forth the rights, preferences and terms of the Series F Preferred Stock and (ii) reclassifying and designating 26,000,000 shares of our authorized and unissued shares of common stock as shares of Series F Preferred Stock. The reclassification decreased the number of shares classified as common stock from 86,290,000 shares immediately prior to the reclassification to 60,290,000 shares immediately after the reclassification. We sold 229,677 shares of our Series F Preferred Stock, raising $5.2 million in net proceeds during the nine months ended September 30, 2023.

Non-controlling Interest in Operating Partnership

As of September 30, 2023 and December 31, 2022, we owned approximately 99.0% and 99.0%, respectively, of the outstanding operating partnership units in the Operating Partnership (“OP Units”).

As of September 30, 2023 and December 31, 2022, there were 391,468 and 391,468 outstanding OP Units held by holders who do not control the Operating Partnership (“Non-controlling OP Unitholders”), respectively.

Diversity of Our Portfolio

Gladstone Management Corporation, a Delaware corporation (our “Adviser”), seeks to diversify our portfolio to avoid dependence on any one particular tenant, industry or geographic market. By diversifying our portfolio, our Adviser intends to reduce the adverse effect on our portfolio of a single under-performing investment or a downturn in any particular industry or geographic market. For the nine months ended September 30, 2023, our largest tenant comprised only 4.3% of total lease revenue. The table below reflects the breakdown of our total lease revenue by tenant industry classification for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

	For the three months ended September 30,				For the nine months ended September 30,
	2023		2022		2023		2022
Industry Classification	Lease Revenue	Percentage of Lease Revenue	Lease Revenue	Percentage of Lease Revenue	Lease Revenue	Percentage of Lease Revenue	Lease Revenue	Percentage of Lease Revenue
Telecommunications	$4,627	12.7%	$5,859	14.7%	$16,851	15.4%	$17,216	15.6%
Automotive	5,331	14.6	4,815	12.1	15,676	14.0	14,085	12.6
Diversified/Conglomerate Services	4,588	12.6	4,248	10.7	13,780	12.3	13,338	11.9
Healthcare	2,683	7.4	4,025	10.1	8,636	7.7	12,084	10.8
Diversified/Conglomerate Manufacturing	2,653	7.3	2,779	7.0	8,052	7.2	8,198	7.3
Banking	2,527	6.9	5,726	14.4	7,136	6.4	10,941	9.8
Buildings and Real Estate	2,511	6.9	2,317	5.8	7,131	6.4	6,976	6.2
Personal, Food & Miscellaneous Services	2,345	6.4	1,809	4.5	7,038	6.3	4,906	4.4
Personal & Non-Durable Consumer Products	1,967	5.4	1,669	4.2	5,737	5.1	3,634	3.3
Machinery	1,487	4.1	995	2.5	4,305	3.9	2,944	2.6
Beverage, Food & Tobacco	1,441	4.0	1,430	3.6	4,274	3.8	4,216	3.8
Chemicals, Plastics & Rubber	1,365	3.7	1,208	3.0	4,048	3.6	3,619	3.2
Containers, Packaging & Glass	960	2.6	971	2.4	2,922	2.6	2,850	2.6
Information Technology	579	1.6	669	1.7	1,869	1.7	2,824	2.5
Childcare	573	1.6	573	1.4	1,718	1.5	1,718	1.5
Electronics	271	0.7	185	0.5	831	0.7	546	0.5
Printing & Publishing	229	0.6	229	0.6	688	0.6	688	0.6
Education	204	0.6	204	0.5	613	0.5	611	0.5
Home & Office Furnishings	123	0.3	123	0.3	370	0.3	370	0.3
Total	$36,464	100.0%	$39,834	100.0%	$111,675	100.0%	$111,764	100.0%

The tables below reflect the breakdown of total lease revenue by state for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

State	Lease Revenue for the three months ended September 30, 2023	Percentage of Lease Revenue	Number of Leases for the three months ended September 30, 2023	Lease Revenue for the three months ended September 30, 2022	Percentage of Lease Revenue	Number of Leases for the three months ended September 30, 2022
Texas	$4,510	12.4%	14	$5,452	13.7%	15
Florida	4,236	11.6	9	3,775	9.5	9
Ohio	3,660	10.0	16	3,381	8.5	15
Pennsylvania	3,640	10.0	9	3,707	9.3	10
Georgia	3,109	8.5	11	2,894	7.3	10
North Carolina	2,398	6.6	10	2,320	5.8	10
Alabama	2,168	5.9	6	1,933	4.9	7
Colorado	1,869	5.1	4	1,109	2.8	3
Michigan	1,638	4.5	6	1,608	4.0	6
Indiana	1,053	2.9	10	1,063	2.7	10
All Other States	8,183	22.5	42	12,592	31.5	41
Total	$36,464	100.0%	137	$39,834	100.0%	136

State	Lease Revenue for the nine months ended September 30, 2023	Percentage of Lease Revenue	Number of Leases for the nine months ended September 30, 2023	Lease Revenue for the nine months ended September 30, 2022	Percentage of Lease Revenue	Number of Leases for the nine months ended September 30, 2022
Florida	$15,118	13.5%	9	$12,242	11.0%	9
Texas	13,607	12.2	14	15,971	14.3	15
Pennsylvania	11,097	9.9	9	11,145	10.0	10
Ohio	10,772	9.6	16	10,517	9.4	15
Georgia	9,007	8.1	11	8,749	7.8	10
North Carolina	7,009	6.3	10	6,354	5.7	10
Alabama	6,653	6.0	6	5,254	4.7	7
Colorado	5,609	5.0	4	2,808	2.5	3
Michigan	4,850	4.3	6	4,825	4.3	6
Minnesota	3,202	2.9	7	2,983	2.7	7
All Other States	24,751	22.2	45	30,916	27.6	44
Total	$111,675	100.0%	137	$111,764	100.0%	136

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

Base Management Fee

On July 14, 2020, we amended and restated the Advisory Agreement, which replaced the previous calculation of the base management fee with a calculation based on Gross Tangible Real Estate. The revised base management fee is payable quarterly in arrears and calculated at an annual rate of 0.425% (0.10625% per quarter) of the prior calendar quarter’s “Gross Tangible Real Estate,” defined in the Advisory Agreement as the current gross value of our property portfolio (meaning the aggregate of each property’s original acquisition price plus the cost of any subsequent capital improvements thereon). The calculations of the other fees in the Amended Agreement was unchanged.

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

On January 10, 2023, we amended and restated the Advisory Agreement by entering into the Seventh Amended Advisory Agreement, as approved unanimously by our Board of Directors, including specifically, our independent directors. The Seventh Amended Advisory Agreement contractually eliminated the payment of the incentive fee for the quarters ended March 31, 2023 and June 30, 2023. The calculation of the other fees was unchanged.

On July 11, 2023, the Company entered into the Eighth Amended Advisory Agreement, as approved unanimously by our Board of Directors, including specifically, our independent directors. The Eighth Amended Advisory Agreement contractually eliminated the payment of the incentive fee for the quarters ending September 30, 2023 and December 31, 2023. In addition, the Eighth Amended Advisory Agreement also clarifies that for any future quarter whereby an incentive fee would exceed by greater than 15% the average quarterly incentive fee paid, the measurement would be versus the last four quarters where an incentive fee was actually paid. The calculation of the other fees remains unchanged.

Capital Gain Fee

Under the Advisory Agreement, we will pay to the Adviser a capital gain-based incentive fee that will be calculated and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement). In determining the capital gain fee, we will calculate aggregate realized capital gains and aggregate realized capital losses for the applicable time period. For this purpose, aggregate realized capital gains and losses, if any, equals the realized gain or loss calculated by the difference between the sales price of the property, less any costs to sell the property and the current gross value of the property (equal to the property’s original acquisition price plus any subsequent non-reimbursed capital improvements) of the disposed property. At the end of the fiscal year, if this number is positive, then the capital gain fee payable for such time period shall equal 15.0% of such amount. No capital gain fee was recognized during the three and nine months ended September 30, 2023 or 2022.

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

Significant Accounting Policies and Estimates

The preparation of our financial statements in accordance with GAAP requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022, filed by us with the U.S. Securities and Exchange Commission (the “SEC”) on February 22, 2023 (our “2022 Form 10-K”). There were no material changes to our critical accounting policies or estimates during the nine months ended September 30, 2023.

Results of Operations

The weighted average yield on our total portfolio, which was 8.0% and 7.8% as of September 30, 2023 and 2022, respectively, is calculated by taking the annualized straight-line rents plus operating expense recoveries, reflected as lease revenue on our condensed consolidated statements of operations and other comprehensive income, less property operating expenses, of each acquisition since inception, as a percentage of the acquisition cost plus subsequent capital improvements. The weighted average yield does not account for the interest expense incurred on the mortgages placed on our properties.

A comparison of our operating results for the three and nine months ended September 30, 2023 and 2022 is below (dollars in thousands, except per share amounts):

	For the three months ended September 30,
	2023	2022	$ Change	% Change
Operating revenues
Lease revenue	$36,464	$39,834	$(3,370)	(8.5)%
Total operating revenues	$36,464	$39,834	$(3,370)	(8.5)%
Operating expenses
Depreciation and amortization	$12,485	$15,474	$(2,989)	(19.3)%
Property operating expenses	6,821	6,536	285	4.4%
Base management fee	1,597	1,603	(6)	(0.4)%
Incentive fee	—	1,513	(1,513)	(100.0)%
Administration fee	624	481	143	29.7%
General and administrative	1,306	833	473	56.8%
Impairment charge	6,754	10,718	(3,964)	(37.0)%
Total operating expenses	$29,587	$37,158	$(7,571)	(20.4)%
Other (expense) income
Interest expense	$(9,936)	$(9,107)	$(829)	9.1%
Gain on sale of real estate, net	4,696	8,902	(4,206)	(47.2)%
Other income	155	316	(161)	(50.9)%
Total other expense, net	$(5,085)	$111	$(5,196)	(4,681.1)%
Net income	$1,792	$2,787	$(995)	(35.7)%
Distributions attributable to Series E, F, and G preferred stock	(3,099)	(2,987)	(112)	3.7%
Distributions attributable to senior common stock	(108)	(114)	6	(5.3)%
Loss on extinguishment of Series F preferred stock	(1)	—	(1)	100.0%
Net loss attributable to common stockholders and Non-controlling OP Unitholders	$(1,416)	$(314)	$(1,102)	351.0%
Net loss attributable to common stockholders and Non-controlling OP Unitholders per weighted average share and unit - basic & diluted	$(0.04)	$(0.01)	$(0.03)	300.0%
FFO available to common stockholders and Non-controlling OP Unitholders - basic (1)	$13,127	$16,976	$(3,849)	(22.7)%
FFO available to common stockholders and Non-controlling OP Unitholders - diluted (1)	$13,235	$17,090	$(3,855)	(22.6)%
FFO per weighted average share of common stock and Non-controlling OP Units - basic (1)	$0.33	$0.43	$(0.10)	(23.3)%
FFO per weighted average share of common stock and Non-controlling OP Units - diluted (1)	$0.33	$0.43	$(0.10)	(23.3)%
(1)Refer to the “Funds from Operations” section below within the Management’s Discussion and Analysis section for the definition of FFO.

	For the nine months ended September 30,
	2023	2022	$ Change	% Change
Operating revenues
Lease revenue	$111,675	$111,764	$(89)	(0.1)%
Total operating revenues	$111,675	$111,764	$(89)	(0.1)%
Operating expenses
Depreciation and amortization	$44,125	$45,279	$(1,154)	(2.5)%
Property operating expenses	20,286	20,118	168	0.8%
Base management fee	4,808	4,727	81	1.7%
Incentive fee	—	4,193	(4,193)	(100.0)%
Administration fee	1,734	1,342	392	29.2%
General and administrative	3,437	2,788	649	23.3%
Impairment charge	13,577	12,092	1,485	12.3%
Total operating expenses	$87,967	$90,539	$(2,572)	(2.8)%
Other (expense) income
Interest expense	$(27,845)	$(22,813)	$(5,032)	22.1%
Gain on sale of real estate, net	4,245	8,902	(4,657)	(52.3)%
Other income	262	538	(276)	(51.3)%
Total other expense, net	$(23,338)	$(13,373)	$(9,965)	74.5%
Net income	$370	$7,852	$(7,482)	(95.3)%
Distributions attributable to Series E, F, and G preferred stock	(9,179)	(8,900)	(279)	3.1%
Distributions attributable to senior common stock	(323)	(344)	21	(6.1)%
Loss on extinguishment of Series F preferred stock	(12)	(5)	(7)	140.0%
Gain on repurchase of Series G preferred stock	3	—	3	100.0%
Net loss attributable to common stockholders and Non-controlling OP Unitholders	$(9,141)	$(1,397)	$(7,744)	554.3%
Net loss attributable to common stockholders and Non-controlling OP Unitholders per weighted average share and unit - basic & diluted	$(0.23)	$(0.04)	$(0.19)	475.0%
FFO available to common stockholders and Non-controlling OP Unitholders - basic (1)	$44,316	$47,072	$(2,756)	(5.9)%
FFO available to common stockholders and Non-controlling OP Unitholders - diluted (1)	$44,639	$47,416	$(2,777)	(5.9)%
FFO per weighted average share of common stock and Non-controlling OP Unit - basic (1)	$1.10	$1.21	$(0.11)	(9.1)%
FFO per weighted average share of common stock and Non-controlling OP Unit - diluted (1)	$1.10	$1.21	$(0.11)	(9.1)%
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

Operating Revenues

	For the three months ended September 30,
	(Dollars in Thousands)
Lease Revenues	2023	2022	$ Change	% Change
Same Store Properties	$29,214	$27,707	$1,507	5.4%
Acquired & Disposed Properties	3,416	8,833	(5,417)	(61.3)%
Properties with Vacancy	3,834	3,294	540	16.4%
	$36,464	$39,834	$(3,370)	(8.5)%

	For the nine months ended September 30,
	(Dollars in Thousands)
Lease Revenues	2023	2022	$ Change	% Change
Same Store Properties	$89,299	$82,559	$6,740	8.2%
Acquired & Disposed Properties	11,092	19,161	(8,069)	(42.1)%
Properties with Vacancy	11,284	10,044	1,240	12.3%
	$111,675	$111,764	$(89)	(0.1)%

Lease revenues consist of rental income and operating expense recoveries earned from our tenants. Lease revenues from same store properties increased for the three and nine months ended September 30, 2023, due to an increase in recovery revenue from property operating expenses, accelerated rent from a lease termination, and income recognized from tenant funded improvement projects which were determined to be lessor assets. Lease revenues decreased for acquired and disposed of properties for the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022, primarily due to accelerated rent from a lease termination in the prior period relating to a property sold and loss of lease revenue including variable lease payments caused by a decrease in property operating expenses from vacancy at properties held for sale, and partially offset by lease revenue from the three properties acquired subsequent to September 30, 2022. Lease revenues increased for our properties with vacancy for the three and nine months ended September 30, 2023 due to an increase in rental revenue from partially leasing vacant space and variable lease payments due to an increase in property operating expenses.

Operating Expenses

Depreciation and amortization expense decreased for the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022, due to the depreciation errors corrected, as outlined in Note 1 and Note 9, coupled with the reduced depreciation and amortization expense from the seven property sales subsequent to September 30, 2022, partially offset by an increase in depreciation and amortization expense on the three properties acquired subsequent to September 30, 2022 and lease-related assets for lease that was terminated during the period.

	For the three months ended September 30,
	(Dollars in Thousands)
Property Operating Expenses	2023	2022	$ Change	% Change
Same Store Properties	$4,155	$3,626	$529	14.6%
Acquired & Disposed Properties	686	1,210	(524)	(43.3)%
Properties with Vacancy	1,980	1,700	280	16.5%
	$6,821	$6,536	$285	4.4%

	For the nine months ended September 30,
	(Dollars in Thousands)
Property Operating Expenses	2023	2022	$ Change	% Change
Same Store Properties	$12,033	$11,007	$1,026	9.3%
Acquired & Disposed Properties	2,604	3,890	(1,286)	(33.1)%
Properties with Vacancy	5,649	5,221	428	8.2%
	$20,286	$20,118	$168	0.8%

Property operating expenses consist of franchise taxes, property management fees, insurance, ground lease payments, property maintenance and repair expenses paid on behalf of certain of our properties. The increase in property operating expenses for same store properties for the three and nine months ended September 30, 2023, from the comparable 2022 period, was a result of tenants requiring more employees to return on site as well as general cost increases due to the inflationary environment during the three and nine months ended September 30, 2023. The decrease in property operating expenses for acquired and disposed of properties for the three and nine months ended September 30, 2023, from the comparable 2022 period, is a result of a decrease in property operating expenses in relation to two properties held for sale during the three and nine months ended September 30, 2023 that are fully vacant, requiring less costs to operate the empty buildings. The increase in property operating expenses for properties with vacancy for the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022, is a result of general cost increases due to the inflationary environment during the same period coupled with increased expenses due to partially leasing space.

The base management fee paid to the Adviser increased for the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022, due to an increase in Gross Tangible Real Estate over the three and nine months ended September 30, 2023 as compared to a smaller increase in Gross Tangible Real Estate during the three and nine months ended September 30, 2022. The calculation of the base management fee is described in detail above in “Advisory and Administration Agreements.”

The incentive fee paid to the Adviser decreased for the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022, due to the payment of the incentive fee being contractually eliminated for the quarters ended March 31, 2023 and June 30, 2023, as outlined in the Seventh Amended Advisory Agreement, and for the quarters ended September 30, 2023 and December 31, 2023, as outlined in the Eighth Amended Advisory Agreement. The calculation of the incentive fee is described in detail above in “Advisory and Administration Agreements.”

The administration fee paid to the Administrator increased for the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022, due to our Administrator incurring greater costs that are allocated to us. The calculation of the administration fee is described in detail above in “Advisory and Administration Agreements.”

General and administrative expenses increased for the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022, primarily as a result of an increase in professional fees.

Other Income and Expenses

Interest expense increased for the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022. This increase was primarily a result of increased interest costs on variable rate debt, as global interest rates have increased to counteract growing inflation, coupled with the maturity of several interest rate caps.

We sold five non-core office properties during the three and nine months ended September 30, 2023, and as a result, incurred a gain on sale of real estate, net. Gain on sale of real estate, net, during the three and nine months ended September 30, 2022 is attributable to three non-core office properties sold during the period.

Other income decreased for the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022, due to nonrecurring income items that occurred in the three months ended September 30, 2022.

Net Income Available to Common Stockholders and Non-controlling OP Unitholders

Net income available to common stockholders and Non-controlling OP Unitholders decreased for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, as revised, primarily due to impairment charges in the prior period, partially offset by a smaller gain on sale, net. Net income available to common stockholders and Non-controlling OP Unitholders decreased for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, as revised, primarily due to an increase in interest expense due to higher borrowing costs on variable rate debt due to global interest rate expansion. This was partially offset by the contractual elimination of the Incentive Fee during the nine months ended September 30, 2023.

Liquidity and Capital Resources

Overview

Our sources of liquidity include cash flows from operations, cash and cash equivalents, borrowings under our Credit Facility and issuing additional equity securities. Our available liquidity as of September 30, 2023 was $63.2 million, consisting of approximately $18.3 million in cash and cash equivalents and available borrowing capacity of $44.9 million under our Credit Facility. Our available borrowing capacity under the Credit Facility decreased to $43.6 million as of November 6, 2023.

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

Equity Capital

During the nine months ended September 30, 2023, we raised net proceeds of $4.0 million of common equity under our Prior Common Stock ATM Program at a net weighted average per share price of $17.10. We used these proceeds to fund acquisitions, pay down outstanding debt and for other general corporate purposes. We did not sell any of our Series E Preferred Stock under our Series E Preferred Stock Sales Agreement during the nine months ended September 30, 2023, which was terminated effective as of February 10, 2023. We raised net proceeds of $5.2 million from sales of our Series F Preferred Stock during the nine months ended September 30, 2023.

As of November 6, 2023, there is no limit on the aggregate amount of securities we may offer pursuant to the 2022 Registration Statement.

Debt Capital

As of September 30, 2023, we had 43 mortgage notes payable in the aggregate principal amount of $313.4 million, collateralized by a total of 49 properties with a remaining weighted average maturity of 4.1 years. The weighted-average interest rate on the mortgage notes payable as of September 30, 2023 was 4.20%.

We continue to see banks and other non-bank lenders willing to make mortgage loans. Consequently, we remain focused on obtaining mortgages through regional banks, non-bank lenders and, to a lesser extent, the commercial mortgage backed securities market.

As of September 30, 2023, we had mortgage debt in the aggregate principal amount of $12.0 million payable during the remainder of 2023 and $28.4 million payable during 2024. The 2023 principal amount payable includes both amortizing principal payments and one balloon principal payment due during the remaining three months of 2023, which was repaid subsequent to quarter end. We anticipate being able to refinance our mortgages that come due during 2024 with a combination of new mortgage debt, availability under our Credit Facility and the issuance of additional equity securities. In addition, we have raised substantial equity under our at-the-market programs and plan to continue to use these programs.

Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2023, was $48.5 million, as compared to net cash provided by operating activities of $56.9 million for the nine months ended September 30, 2022. This change was primarily a result of an increase in interest expense due to higher interest rates on variable rate debt, partially offset by an increase in operating revenues from the three properties acquired subsequent to September 30, 2022. The majority of cash from operating activities is generated from the lease revenues that we receive from our tenants. We utilize this cash to fund our property-level operating expenses and use the excess cash primarily for debt and interest payments on our mortgage notes payable, interest payments on our Credit Facility, distributions to our stockholders, management fees to our Adviser, Administration fees to our Administrator and other entity-level operating expenses.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2023, was $3.6 million, which primarily consisted of two property acquisitions, coupled with capital improvements performed at certain of our properties, partially offset by proceeds from five property sales. Net cash used in investing activities during the nine months ended September 30, 2022, was $75.5 million, which primarily consisted of 11 property acquisitions, coupled with capital improvements performed at certain of our properties, partially offset by the sale of three properties.

Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2023, was $38.8 million, which primarily consisted of $57.6 million of mortgage principal repayments, and distributions paid to common, senior common and preferred shareholders, partially offset by the issuance of $9.8 million of equity, issuances of $9.0 million of new mortgage debt, and net borrowings on our credit facility. Net cash provided by financing activities for the nine months ended September 30, 2022, was $23.1 million, which primarily consisted of the issuance of $45.2 million of common and preferred equity, coupled with a net increase in Credit Facility borrowings of $119.2 million partially offset by the repayment $138.9 million of outstanding mortgage debt, and distributions paid to common, senior common and preferred shareholders.

Credit Facility

On August 18, 2022, we amended, extended and upsized our Credit Facility, increasing our Revolver from $100.0 million to $120.0 million (and its term to August 2026), adding the new $140.0 million Term Loan C, decreasing the principal balance of Term Loan B to $60.0 million and extending the maturity date of Term Loan A to August 2027. Term Loan C has a maturity date of February 18, 2028 and a SOFR spread ranging from 125 to 195 basis points, depending on our leverage. On September 27, 2022 we further increased the Revolver to $125.0 million and the Term Loan C to $150.0 million, as permitted under the terms of the Credit Facility. We entered into multiple interest rate swap agreements on Term Loan C, which swap the interest rate to fixed rates from 3.15% to 3.75%. We incurred fees of approximately $4.2 million in connection with extending and upsizing our Credit Facility. The net proceeds of the transaction were used to repay the then-outstanding borrowings on the Revolver, pay off mortgage debt, and fund acquisitions. The Credit Facility’s current bank syndicate is comprised of KeyBank, Fifth Third Bank, The Huntington National Bank, Bank of America, Synovus Bank, United Bank, First Financial Bank, and S&T Bank.

As of September 30, 2023, there was $441.0 million outstanding under our Credit Facility at a weighted average interest rate of approximately 6.77% and $2.9 million outstanding under letters of credit at a weighted average interest rate of 1.50%. As of November 6, 2023, the maximum additional amount we could draw under the Credit Facility was $43.6 million. We were in compliance with all covenants under the Credit Facility as of September 30, 2023.

Contractual Obligations

The following table reflects our material contractual obligations as of September 30, 2023 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt Obligations (1)	$754,350	$37,922	$185,133	$443,637	$87,658
Interest on Debt Obligations (2)	159,982	42,344	77,255	35,498	4,885
Operating Lease Obligations (3)	8,415	493	990	1,014	5,918
Purchase Obligations (4)	8,732	6,460	1,479	793	—
	$931,479	$87,219	$264,857	$480,942	$98,461
(1)Debt obligations represent borrowings under our Revolver, which represents $71.0 million of the debt obligation due in 2026, our Term Loan A, which represents $160.0 million of the debt obligation due in 2027, our Term Loan B, which represents $60.0 million of the debt obligation due in 2026, our Term Loan C, which represents $150.0 million of the debt obligation due in 2028 and mortgage notes payable that were outstanding as of September 30, 2023. This figure does not include $(0.1) million of premiums and (discounts), net and $5.3 million of deferred financing costs, net, which are reflected in mortgage notes payable, net and borrowings under Term Loan, net on the condensed consolidated balance sheets.
(2)Interest on debt obligations includes estimated interest on borrowings under our Revolver and Term Loan and mortgage notes payable. The balance and interest rate on our Revolver, Term Loan A, Term Loan B and Term Loan C is variable; thus, the interest payment obligation calculated for purposes of this table was based upon rates and balances as of September 30, 2023.
(3)Operating lease obligations represent the ground lease payments due on four of our properties.
(4)Purchase obligations consist of tenant and capital improvements at six of our properties.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of September 30, 2023.

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

The following table provides a reconciliation of our FFO available to common stockholders for the three and nine months ended September 30, 2023 and 2022, respectively, to the most directly comparable GAAP measure, net income available to common stockholders, and a computation of basic and diluted FFO per weighted average share of common stock:

	For the three months ended September 30,		For the nine months ended September 30,
	(Dollars in Thousands, Except for Per Share Amounts)		(Dollars in Thousands, Except for Per Share Amounts)
	2023	2022	2023	2022
Calculation of basic FFO per share of common stock and Non-controlling OP Unit
Net income	$1,792	$2,787	$370	$7,852
Less: Distributions attributable to preferred and senior common stock	(3,207)	(3,101)	(9,502)	(9,244)
Less: Loss on extinguishment of Series F preferred stock	(1)	—	(12)	(5)
Add: Gain on repurchase of Series G preferred stock	—	—	3	—
Net loss attributable to common stockholders and Non-controlling OP Unitholders	$(1,416)	$(314)	$(9,141)	$(1,397)
Adjustments:
Add: Real estate depreciation and amortization	$12,485	$15,474	$44,125	$45,279
Add: Impairment charge	6,754	10,718	13,577	12,092
Less: Gain on sale of real estate, net	(4,696)	(8,902)	(4,245)	(8,902)
FFO available to common stockholders and Non-controlling OP Unitholders - basic (1)	$13,127	$16,976	$44,316	$47,072
Weighted average common shares outstanding - basic	39,917,995	39,504,734	39,939,660	38,723,581
Weighted average Non-controlling OP Units outstanding	391,468	273,072	391,468	262,412
Weighted average common shares and Non-controlling OP Units	40,309,463	39,777,806	40,331,128	38,985,993
Basic FFO per weighted average share of common stock and Non-controlling OP Unit (1)	$0.33	$0.43	$1.10	$1.21
Calculation of diluted FFO per share of common stock and Non-controlling OP Unit
Net income	$1,792	$2,787	$370	$7,852
Less: Distributions attributable to preferred and senior common stock	(3,207)	(3,101)	(9,502)	(9,244)
Less: Loss on extinguishment of Series F preferred stock	(1)	—	(12)	(5)
Add: Gain on repurchase of Series G preferred stock	—	—	3	—
Net loss attributable to common stockholders and Non-controlling OP Unitholders	$(1,416)	$(314)	$(9,141)	$(1,397)
Adjustments:
Add: Real estate depreciation and amortization	$12,485	$15,474	$44,125	$45,279
Add: Impairment charge	6,754	10,718	13,577	12,092
Add: Income impact of assumed conversion of senior common stock	108	114	323	344
Less: Gain on sale of real estate, net	(4,696)	(8,902)	(4,245)	(8,902)
FFO available to common stockholders and Non-controlling OP Unitholders plus assumed conversions (1)	$13,235	$17,090	$44,639	$47,416
Weighted average common shares outstanding - basic	39,917,995	39,504,734	39,939,660	38,723,581
Weighted average Non-controlling OP Units outstanding	391,468	273,072	391,468	262,412
Effect of convertible senior common stock	345,132	363,246	345,132	363,246
Weighted average common shares and Non-controlling OP Units outstanding - diluted	40,654,595	40,141,052	40,676,260	39,349,239
Diluted FFO per weighted average share of common stock and Non-controlling OP Unit (1)	$0.33	$0.43	$1.10	$1.21
Distributions declared per share of common stock and Non-controlling OP Unit	$0.3000	$0.3762	$0.9000	$1.1286
(1)These amounts were unchanged by the revisions described in Note 1, “Organization, Basis of Presentation and Significant Accounting Policies” and Note 9, “Revision of Previously Issued Financial Statements.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary risk that we believe we are and will be exposed to is interest rate risk. Certain of our leases contain escalations based on market indices, and the interest rate on our Credit Facility is variable. Although we seek to mitigate this risk by structuring such provisions of our loans and leases to contain a minimum interest rate or escalation rate, as applicable, these features do not eliminate this risk. To that end, we have entered into derivative contracts to cap interest rates for our variable rate notes payable, and we have entered into interest rate swaps whereby we pay a fixed interest rate to our respective counterparty, and receive one month SOFR in return. For details regarding our rate cap agreements and our interest rate swap agreements see Note 6, “Mortgage Notes Payable and Credit Facility” of the accompanying condensed consolidated financial statements.

To illustrate the potential impact of changes in interest rates on our net income for the nine months ended September 30, 2023, we have performed the following analysis, which assumes that our condensed consolidated balance sheets remain constant and that no further actions beyond a minimum interest rate or escalation rate are taken to alter our existing interest rate sensitivity.

The following table summarizes the annual impact of a 1%, 2% and 3% increase, and a 1%, 2% and 3% decrease in SOFR as of September 30, 2023. As of September 30, 2023, our effective average SOFR was 5.31%. The impact of these fluctuations is presented below (dollars in thousands).

Interest Rate Change	(Decrease) increase to Interest Expense	Net increase (decrease) to Net Income
3% Decrease to SOFR	$(2,164)	$2,164
2% Decrease to SOFR	(1,443)	1,443
1% Decrease to SOFR	(721)	721
1% Increase to SOFR	721	(721)
2% Increase to SOFR	1,443	(1,443)
3% Increase to SOFR	2,164	(2,164)

As of September 30, 2023, the fair value of our mortgage debt outstanding was $273.2 million. Interest rate fluctuations may affect the fair value of our debt instruments. If interest rates on our debt instruments, using rates at September 30, 2023, had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased by $8.7 million and $9.1 million, respectively.

The amount outstanding under the Credit Facility approximates fair value as of September 30, 2023.

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

a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2023, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of September 30, 2023 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None. Without limiting the generality of the foregoing, during the three months ended September 30, 2023, no officer or director of the Company adopted or terminated any “Rule 10b5-1 trading agreement” or any “non-Rule 10b5-1 trading arrangement,” as each item is defined in Item 408 of Regulation S-K.

Item 6.	Exhibits

Exhibit Index

Exhibit Number	Exhibit Description

3.1	Articles of Restatement of the Registrant, incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed January 12, 2017.
3.2	Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11 (File No. 333-106024), filed June 11, 2003.
3.3	First Amendment to Bylaws of the Registrant, incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed July 10, 2007.
3.4	Second Amendment to Bylaws of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed December 1, 2016.

3.5	Third Amendment to Bylaws of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed October 10, 2023.
3.6	Articles Supplementary, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed April 12, 2018.
3.7	Articles of Amendment, incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed April 12, 2018.
3.8
Articles Supplementary for 6.625% Series E Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed September 27, 2019.

3.9	Articles Supplementary, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed December 3, 2019.
3.1
Articles Supplementary for 6.00% Series F Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed February 20, 2020.

3.11
Articles Supplementary for 6.00% Series G Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed June 24, 2021.

3.12	Articles Supplementary, incorporated by reference to Exhibit 3.8 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-33097), filed August 9, 2021.
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

4.5	Form of Indenture, incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-3 (File No. 333-268549), filed November 23, 2022.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Estimated Value Methodology for Series F Cumulative Redeemable Preferred Stock as of September 30, 2023.
101.INS***	iXBRL Instance Document
101.SCH***	iXBRL Taxonomy Extension Schema Document
101.CAL***	iXBRL Taxonomy Extension Calculation Linkbase Document
101.LAB***	iXBRL Taxonomy Extension Label Linkbase Document
101.PRE***	iXBRL Taxonomy Extension Presentation Linkbase Document
101.DEF***	iXBRL Definition Linkbase
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
***	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in iXBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2023 and 2022, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022 and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gladstone Commercial Corporation

Date:	November 6, 2023	By:	/s/ Gary Gerson
Gary Gerson
Chief Financial Officer

Date:	November 6, 2023	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors