Form 10-K
period 2023-12-31
GLADSTONE COMMERCIAL CORP
filed 2024-02-21
CIK 1234006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________________________
FORM 10-K
____________________________________________________________________
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Securities registered pursuant to Section 12(g) of the Act: 6.00% Series F Cumulative Redeemable Preferred Stock, par value $0.001 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting common stock held by non-affiliates of the Registrant on June 30, 2023, based on the closing price on that date of $12.37 on the Nasdaq Global Select Market, was $485,818,804. For the purposes of calculating this amount only, all directors and executive officers of the Registrant and entities controlled by our directors and executive officers have been treated as affiliates. There were 40,003,481 shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of February 21, 2024.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement, to be filed no later than April 30, 2024, relating to the Registrant’s 2024 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K.

GLADSTONE COMMERCIAL CORPORATION
FORM 10-K FOR THE YEAR ENDED
DECEMBER 31, 2023

Forward-Looking Statements

Our disclosure and analysis in this Annual Report on Form 10-K (the “Form 10-K”) and the documents that are incorporated by reference herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements involve inherent risks and uncertainties as they relate to expectations, beliefs, projections, future plans and strategies, anticipated events, or trends concerning matters that are not historical facts and may ultimately prove to be incorrect or false. Forward-looking statements include information about possible or assumed future events, including, without limitation, those relating to the discussion and analysis of our business, financial condition, results of operations, and our strategic plans and objectives. Words such as “may,” “might,” “believe,” “will,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” and variations of these words and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements contain these words. Forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, and other factors that could cause actual results to differ materially from those included within or contemplated by such statements, including, but not limited to, the description of risks and uncertainties in “Item 1A. Risk Factors” of this Form 10-K. Additional information regarding risk factors that may affect us is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K, and readers of our Form 10-K should also read our SEC and other publicly filed documents for further discussion regarding such factors.

You are cautioned to not place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements, including, without limitation, to reflect changes to our assumptions, the occurrence of unanticipated events, or actual operating results.

Summary Risk Factors

Below is a summary of the principal risk factors associated with an investment in our securities. In addition to the below, you should carefully consider the information included in “Risk Factors” beginning on page 15 of this Annual Report on Form 10-K together with all of the other information included in this Annual Report on Form 10-K and the other reports and documents filed or furnished by us with the SEC for a more detailed discussion of the principal risks (as well as certain other risks and uncertainties) that you should carefully consider before deciding to invest in our securities.

•Certain of our tenants and borrowers may be unable to pay rent or make mortgage payments, which could adversely affect our cash available to make distributions to our stockholders.
•We may be unable to renew leases, lease vacant space or re-lease space as leases expire, which could adversely affect our business and our ability to make distributions to our stockholders.
•Net leases may not result in fair market lease rates over time, thereby failing to maximize income and distributions to our stockholders.
•Illiquidity of certain of our real estate investments may make it difficult for us to sell properties in response to market conditions and could harm our financial condition and ability to make distributions to our stockholders.
•Our real estate investments have a limited number of tenants and are concentrated in a limited number of industries, which subjects us to an increased risk of significant loss if any one of these tenants is unable to pay or if particular industries experience downturns.
•We could incur significant costs related to government regulation and private litigation over environmental matters.
•Capital markets and economic conditions can materially affect our financial condition and results of operations, the value of our equity securities, and our ability to sustain the payment of distributions at current levels.
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
•Cybersecurity threats and cyber incidents may adversely affect our business by causing a disruption to our operations, or the operations of businesses in which we invest, a compromise or corruption of our confidential information and/or damage to our business relationships, all of which could negatively impact our business, financial condition and operating results.

This list of risks and uncertainties, however, is only a summary of some of the most important factors to us and is not intended to be exhaustive. You should carefully review the risks set forth herein under the caption Part I, Item 1A, “Risk Factors” of this Form 10-K. New factors may also emerge from time to time that could have a material adverse effect on our business.

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

As of February 21, 2024:

•we owned 134 properties totaling 16.9 million square feet (all references herein and throughout the Notes to Consolidated Financial Statements to the number of properties and square footage are unaudited) of rentable space, located in 27 states;
•our occupancy rate was 97.4%;
•the weighted average remaining term of our mortgage debt was 3.9 years, and the weighted average interest rate was 4.19%; and
•the average remaining lease term of the portfolio was 6.8 years.

We conduct substantially all of our business activities through an Umbrella Partnership Real Estate Investment Trust structure, by which all of our properties are held, directly or indirectly, by Gladstone Commercial Limited Partnership (the “Operating Partnership”). We control the sole general partner of the Operating Partnership and currently own, directly or indirectly, approximately 99.2% of the common units of limited partnership interest in the Operating Partnership (“OP Units”). We have in the past, and may in the future, issue OP Units in connection with the acquisition of commercial real estate, and thereby potentially expand the number of limited partners of the Operating Partnership. Limited partners who hold limited partnership units in our Operating Partnership for at least one year will generally be entitled to cause us to redeem these units for cash or, at our election, shares of our common stock on a one-for-one basis.

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

In addition to our use of leverage, we were active in the equity markets during 2023 by issuing shares of common stock under our common stock at-the-market program, pursuant to our At-the-Market Equity Offering Sales Agreement (the “Common Stock Sales Agreement”) with Robert W. Baird & Co. Incorporated (“Baird”), Goldman Sachs & Co. LLC (“Goldman Sachs”), Stifel, Nicolaus & Company, Incorporated (“Stifel”), BTIG, LLC, and Fifth Third Securities, Inc. (“Fifth Third”) (collectively, the “Common Stock Sales Agents”). We voluntarily redeemed all outstanding shares of our 7.00% Series D Cumulative Redeemable Preferred Stock, par value $0.001 per share (“Series D Preferred Stock”) on June 30, 2021, through raising proceeds from an underwritten public offering of Series G Preferred Stock. We also issued shares of our Series F Preferred Stock through bimonthly closings of this registered non-traded continuous offering. Although we did not sell any shares of our Series E Preferred Stock during the year ended December 31, 2023, we also had an at-the-market program for our Series E Preferred Stock during the period. We terminated that program and the Common Stock Sales Agreement, effective February 10, 2023, in connection with the expiration of our registration statement on Form S-3 (File No. 333-236143) (the “2020 Registration Statement”) on February 11, 2023.

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

Underwriting Criteria, Due Diligence Process and Negotiating Lease Provisions

We consider underwriting of the real estate and the tenant for the property to be the two most important aspects of evaluating a prospective investment. In analyzing potential acquisitions of properties and leases, our Adviser reviews all aspects of the potential transaction, including tenant and real estate fundamentals, to determine whether potential acquisitions and leases can be structured to satisfy our acquisition criteria. The criteria listed below provide general guideposts that our Adviser may consider when underwriting leases and mortgage loans:

•Credit Evaluation. Our Adviser evaluates each potential tenant or borrower for its creditworthiness, considering factors such as its rating by a national credit rating agency, if any, management experience, industry position and fundamentals, operating history and capital structure. As of December 31, 2023, 38% of our lease revenues were earned from tenants that were rated by a nationally recognized statistical rating organization. A prospective tenant or borrower that is deemed creditworthy does not necessarily mean that we will consider its property to be “investment grade.” Our Adviser seeks tenants and borrowers that range from small businesses, many of which do not have publicly rated debt, to large public companies. Our Adviser’s investment professionals have substantial experience in locating and underwriting these types of companies. By leasing properties to these tenants, we believe that we will generally be able to charge rent that is higher than the rent charged to tenants with low leverage ratios and recognized credit, thereby enhancing current return from these properties as compared with properties leased to companies whose credit potential has already been recognized by the market. Furthermore, if a tenant’s credit improves, the value of our lease or investment will likely increase (if all other factors affecting value remain unchanged). In evaluating a possible investment, we believe that the creditworthiness of a prospective tenant can be a more significant factor than the unleased value of the property itself. While our Adviser selects tenants it believes to be creditworthy, tenants are not required to meet any minimum rating established by an independent credit rating agency. Our Adviser’s standards for determining whether a particular tenant is creditworthy vary in accordance with a variety of factors relating to specific prospective tenants. The creditworthiness of a tenant or borrower is determined on a tenant-by-tenant and case-by-case basis. Therefore, general standards for creditworthiness cannot be applied.

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

•Diversification. Our Adviser attempts to diversify our portfolio to avoid dependence on any one particular tenant, facility type, geographic location or tenant industry. By diversifying our portfolio, our Adviser intends to reduce the adverse effect of a single under-performing investment or a downturn in any particular industry or geographic region. Please see Part I, Item 2, “Properties” of this Form 10-K for a summary of our portfolio by industry and geographic location.

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

Currently, the majority of our mortgage borrowings are structured as non-recourse to us, with limited exceptions that would trigger recourse to us only upon the occurrence of certain fraud, misconduct, environmental or bankruptcy events. The use of non-recourse financing allows us to limit our exposure to the amount of equity invested in the properties pledged as collateral for our borrowings. Non-recourse financing generally restricts a lender’s claim on the assets of the borrower, and as a result, the lender generally may look only to the property securing the debt for its satisfaction. We believe that this financing strategy, to the extent available, protects our other assets. However, we can provide no assurance that non-recourse financing will be available on terms acceptable to us, or at all, and consequently, there may be circumstances where lenders have recourse to our other assets. None of the $295.9 million in mortgage notes payable, net, outstanding as of December 31, 2023 have recourse to the Company.

On August 7, 2013, we procured a senior unsecured revolving credit facility (“Revolver”), with KeyBank National Association (“KeyBank”) (serving as a revolving lender, a letter of credit issuer and an administrative agent) for $60.0 million that was increased to $100.0 million through subsequent amendments. On October 5, 2015, we added a $25.0 million five-year term loan facility (“Term Loan A”) that was increased to $160.0 million through subsequent amendments. On February 11, 2021, we added a new $65.0 million term loan component, inclusive of a $15.0 million delayed funding component which was funded on July 20, 2021 (“Term Loan B”).

On August 18, 2022, we added a new $140.0 million term loan facility component (“Term Loan C”). Term Loan C has a maturity date of February 18, 2028 and a Secured Overnight Financing Rate (“SOFR”) spread ranging from 125 to 195 basis points, depending on our leverage. We also increased our Revolver from $100.0 million to $120.0 million (and its term to August 2026), decreased the principal balance of Term Loan B to $60.0 million and extended the maturity date of Term Loan A to August 2027. On September 27, 2022, we further increased the Revolver to $125.0 million and Term Loan C to $150.0 million, as permitted under the terms of the Credit Facility. We entered into multiple interest rate swap agreements on Term Loan C, which swap the interest rate to fixed rates ranging from 3.15% to 3.75%. We incurred fees of approximately $4.2 million in connection with extending and upsizing our Credit Facility. The Credit Facility’s current bank syndicate is comprised of KeyBank, Fifth Third Bank, The Huntington National Bank, Bank of America, Synovus Bank, United Bank, First Financial Bank, and S&T Bank. We refer to Term Loan A, Term Loan B, Term Loan C and the Revolver, collectively, herein as the Credit Facility. As of December 31, 2023, there was $445.8 million outstanding under our Credit Facility at a weighted average interest rate of approximately 6.84% and $2.0 million outstanding under letters of credit at a weighted average interest rate of 1.50%.

Conflict of Interest Policy

We have adopted policies to reduce potential conflicts of interest. In addition, our directors are subject to certain provisions of Maryland law that are designed to minimize conflicts. However, we cannot provide assurance that these policies or provisions of law will reduce or eliminate the influence of these conflicts.

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

Our Adviser and Administrator

Our business is managed by our Adviser. The officers, directors and employees of our Adviser have significant experience in making investments in and lending to businesses of all sizes, and investing in real estate. We have entered into an investment advisory agreement with our Adviser, as amended from time to time (including the Seventh Amended and Restated Investment Advisory Agreement dated January 10, 2023 and the Eighth Amended and Restated Investment Advisory Agreement dated July 11, 2023, the “Advisory Agreement”), under which our Adviser is responsible for managing our assets and liabilities, for operating our business on a day-to-day basis and for identifying, evaluating, negotiating and consummating investment transactions consistent with our investment policies as determined by our Board of Directors from time to time. The Administrator employs our chief financial officer, treasurer, chief compliance officer, and general counsel and secretary (who also serves as our Administrator’s president, general counsel, and secretary) and their respective staffs and provides administrative services for us under the administration agreement with our Administrator (the “Administration Agreement”).

David Gladstone, our chairman and chief executive officer, is also the chairman, chief executive officer and the controlling stockholder of our Adviser and our Administrator. Terry Lee Brubaker, our chief operating officer, also serves in the same capacities for our Adviser and our Administrator. Arthur “Buzz” Cooper, our president, is also an executive managing director of our Adviser.

Our Adviser has an investment committee that approves each of our investments. This investment committee is currently comprised of Messrs. Gladstone, Brubaker, and Cooper, Laura Gladstone, who is a managing director of our Adviser, and John Sateri, who is also a managing director of our Adviser. We believe that the review process of our investment committee gives us a competitive advantage over other REITs because of the substantial experience that its members possess and their unique perspective in evaluating the blend of corporate credit, real estate and lease terms that collectively provide an acceptable risk for our investments.

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

Our Adviser and Administrator are headquartered in McLean, Virginia, a suburb of Washington, D.C., and our Adviser also has offices in other states. Refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Advisory and Administration Agreements” of this Form 10-K for a detailed discussion on the Adviser and Administrator’s fee structure.

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

The actual terms and conditions of transactions involving investments in properties are determined at the sole discretion of our Adviser, subject at all times to compliance with the foregoing requirements. However, some types of transactions, including the following, require the prior approval of our Board of Directors, including a majority of our independent directors:

•loans not secured or otherwise supported by real property;

•any acquisition which at the time of investment would have a cost exceeding 20% of our total assets;

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

Mortgage Financing Arrangement Agreement

We also entered into an agreement with Gladstone Securities, effective June 18, 2013, for it to act as our non-exclusive agent to assist us with arranging mortgage financing for properties we own. In connection with this engagement, Gladstone Securities may from time to time solicit the interest of various commercial real estate lenders or recommend third party lenders to us offering credit products or packages that are responsive to our needs. We pay Gladstone Securities a financing fee in connection with the services it provides to us for securing mortgage financing on any of our properties. The amount of these financing fees, which are payable upon closing of the financing, will be based on a percentage of the amount of the mortgage, generally ranging from 0.15% to a maximum of 1.0% of the mortgage obtained. The amount of the financing fees may be reduced or eliminated, as determined by us and Gladstone Securities, after taking into consideration various factors, including, but not limited to, the involvement of any third party brokers and market conditions. The agreement is scheduled to terminate on August 31, 2024, unless renewed and approved by our Board of Directors or earlier terminated.

Dealer Manager Agreement

On February 20, 2020 we entered into a dealer manager agreement, as amended on February 9, 2023 (together, the “Dealer Manager Agreement”), whereby Gladstone Securities acts as the exclusive dealer manager in connection with our offering (the “Offering”) of up to (i) 20,000,000 shares of our Series F Preferred Stock on a “reasonable best efforts” basis (the “Primary Offering”), and (ii) 6,000,000 shares of Series F Preferred Stock pursuant to our distribution reinvestment plan (the “DRIP”) to those holders of the Series F Preferred Stock who participate in such DRIP. The Series F Preferred Stock is registered with the SEC pursuant to a registration statement on Form S-3 (File No. 333-268549), as the same may be amended and/or supplemented (the “2022 Registration Statement”), under the Securities Act of 1933, as amended, and are offered and sold pursuant to a prospectus supplement, dated February 9, 2023, and a base prospectus dated November 23, 2022 relating to the 2022 Registration Statement (the “Prospectus”). During the years ended December 31, 2021, 2022 and 2023, the Series F Preferred Stock was registered with the SEC pursuant to the 2020 Registration Statement, and offered and sold pursuant to a prospectus supplement, dated February 20, 2020, and a base prospectus dated February 11, 2020.

Under the Dealer Manager Agreement, Gladstone Securities, as dealer manager, provides certain sales, promotional and marketing services to the Company in connection with the Offering, and the Company pays Gladstone Securities (i) selling commissions of 6.0% of the gross proceeds from sales of Series F Preferred Stock in the Primary Offering (the “Selling Commissions”), and (ii) a dealer manager fee of 3.0% of the gross proceeds from sales of Series F Preferred Stock in the Primary Offering (the “Dealer Manager Fee”). No Selling Commissions or Dealer Manager Fees are paid with respect to Shares sold pursuant to the DRIP. Gladstone Securities may, in its sole discretion, reallow a portion of the Dealer Manager Fee to participating broker-dealers in support of the Offering.

Human Capital Management

We do not currently have any employees and do not expect to have any employees in the foreseeable future. Currently, services necessary for our business are provided by individuals who are employees of our Adviser and our Administrator pursuant to the terms of the Advisory Agreement and the Administration Agreement, respectively. Each of our executive officers is an employee or officer, or both, of our Adviser or our Administrator. We expect that a total of 15 to 20 full time employees of our Adviser and our Administrator will spend substantially all or all of their time on our matters during calendar year 2024. Our president and CFO, accounting team, and the employees of our Adviser that manage our assets and our investments spend all of their time on our matters. To the extent that we acquire more investments, we anticipate that the number of employees of our Adviser and our Administrator who devote time to our matters will increase.

As of December 31, 2023, our Adviser and Administrator collectively had 69 full-time employees. A breakdown of these employees is summarized by functional area in the table below:

Number of Individuals	Functional Area
13	Executive Management
35	Investment Management, Asset Management, Portfolio Management and Due Diligence
21	Administration, Accounting, Compliance, Human Resources, Legal and Treasury

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

Government Regulations

We must own, operate, manage, acquire and develop our properties in compliance with the laws and regulations of the United States, as well as state and local laws and regulations in the markets where our properties are located, which may differ among jurisdictions. In response to public health emergencies, federal governmental authorities, as well as state and local governmental authorities in jurisdictions where our properties are located, have in recent years implemented laws and regulations which impacted our ability to operate our business in the ordinary course. These governmental authorities may take similar actions in the future in the event of new public health emergencies. Such regulations may materially affect our results of operations for the year ending December 31, 2024. Otherwise, we do not expect that compliance with the various laws and regulations we are subject to will have a material effect on our capital expenditures, results of operations and competitive position for the year ending December 31, 2024, as compared to prior periods.

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

Some of our tenants and borrowers may have recently been either restructured using leverage, or acquired in a leveraged transaction. Tenants and borrowers that are subject to significant debt obligations may be unable to make their rent or mortgage payments if there are adverse changes to their businesses or because of the impact of public health emergencies. Rising interest rates, inflation and recessionary conditions also impact a tenant’s ability to timely make their rent or mortgage payments. Tenants that have experienced leveraged restructurings or acquisitions will generally have substantially greater debt and substantially lower net worth than they had prior to the leveraged transaction. In addition, the payment of rent and debt service may reduce the working capital available to leveraged entities and prevent them from devoting the resources necessary to remain competitive in their industries.

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

Multi-tenant properties expose us to additional risks, such as increasing operating expenses and difficulty funding suitable replacement tenants.

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

Additionally, certain of our real estate investments may include special use and single or multi-tenant properties, which may be difficult to sell or re-lease upon tenant defaults, early lease terminations, or non-renewals. This illiquidity will limit our ability to quickly change our portfolio in response to changes in economic or other conditions. With these properties, if the current lease is terminated or not renewed, we may be required to renovate the property or to make rent concessions to lease the property to another tenant or sell the property. In addition, in the event we are forced to sell the property, we may have difficulty selling it to a party other than the tenant or borrower due to the special purpose for which the property may have been designed.

These and other limitations may affect our ability to sell or re-lease properties without adversely affecting returns to our stockholders.

Many of our tenants are lower middle market businesses, which exposes us to additional risks specific to these entities.

Leasing real property to lower middle market businesses exposes us to a number of risks specifically related to these entities, including the following:

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

•There is generally little or no publicly available information about our target tenants and borrowers. Many of our tenants and borrowers are privately owned businesses, about which there is generally little or no publicly available operating and financial information. As a result, we rely on our Adviser to perform due diligence investigations of these tenants and borrowers, their operations and their prospects. Our Adviser will perform ongoing credit assessments of our tenants by reviewing all financial disclosures required from our respective leases. We may not learn all of the material information we need to know regarding these businesses through our investigations.

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

As of December 31, 2023, we owned 135 properties and had 137 leases on these properties, and our five largest tenants accounted for approximately 14.4% of our total lease revenue. A consequence of a limited number of tenants is that the aggregate returns we realize may be materially adversely affected by the unfavorable performance of a small number of tenants. We generally do not have fixed guidelines for industry concentration, but we are restricted from exceeding an industry concentration greater than 20% without approval of our investment committee. As of December 31, 2023, 14.1% of our total lease revenue was earned from tenants in the Telecommunications industry, 14.0% was earned from tenants in the Automotive industry, 12.5% was earned from tenants in the Diversified/Conglomerate Services industry, and 7.6% was earned from tenants in the Healthcare industry. As a result, a downturn in an industry in which we have invested a significant portion of our total assets could have a material adverse effect on us.

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

The assessments we perform on our acquisitions of properties may fail to reveal all environmental conditions, liabilities or compliance concerns. Material environmental conditions, liabilities or compliance concerns may have arisen after the assessments were conducted or may arise in the future, and future laws, ordinances or regulations may impose material additional environmental liability. We cannot assure you that costs of future environmental compliance will not affect our ability to make distributions or that such costs or other remedial measures will not be material to us.

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

We continually assess our properties to determine if any impairments are necessary or appropriate. We may not be able to recover the current carrying amount of our properties in the future. Our failure to do so would require us to recognize additional impairment charges for the period in which we reached that conclusion, which could materially and adversely affect us and our results of operations. We recognized impairment charges of $19.3 million, $12.1 million, and $0.0 million during the years ended December 31, 2023, 2022, and 2021, respectively.

Risks related to our financing

Capital markets and economic conditions can materially affect our financial condition and results of operations, the value of our equity securities, and our ability to sustain the payment of distributions at current levels.

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

The agreement governing our Credit Facility requires us to comply with certain financial and operational covenants. These covenants require us to, among other things, maintain certain financial ratios, including fixed charge coverage, debt service coverage and a minimum net worth. We are also required to limit our distributions to stockholders to 96% of our FFO. As of December 31, 2023, we were in compliance with these covenants. However, our continued compliance with these covenants depends on many factors, and could be impacted by current or future economic conditions, and thus there are no assurances that we will continue to comply with these covenants. Failure to comply with these covenants would result in a default which, if we were unable to obtain a waiver from the lenders, could accelerate our repayment obligations under the Credit Facility and thereby have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay distributions to stockholders.

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

We face liquidity, credit, and performance risks related to “balloon payments” and refinancing.

Some of our debt financing arrangements may require us to make lump-sum or “balloon” payments at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or to sell the financed property. At the time the balloon payment is due, we may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment, which could adversely affect the amount of distributions to our stockholders. We have balloon payments of $15.6 million payable during the year ending December 31, 2024.

We mortgage our properties, which subjects us to the risk of foreclosure in the event of non-payment.

We intend to acquire additional properties by using our Credit Facility and by continuing to seek long-term mortgage financing, where we will borrow a portion of the purchase price of a potential acquisition and secure the loan with a mortgage on some or all of our existing real property. We look to regional banks, insurance companies and other non-bank lenders, and, to a lesser extent, the commercial mortgage backed securities (“CMBS”) market to issue mortgages to finance our real estate activities. For the year ended December 31, 2023, we obtained approximately $9.0 million in long-term financing, which we used to acquire additional properties. If we are unable to make our debt payments as required, a lender could foreclose on the property securing its loan. This could cause us to lose part or all of our investment in such property which in turn could cause the value of our securities or the amount of distributions to our stockholders to be reduced.

We face a risk from the fact that certain of our properties are cross-collateralized.

As of December 31, 2023, the mortgages on certain of our properties were cross-collateralized. To the extent that any of the properties in which we have an interest are cross-collateralized, any default by the property owner subsidiary under the mortgage note relating to the one property will result in a default under the financing arrangements relating to any other property that also provides security for that mortgage note or is cross-collateralized with such mortgage note.

A change in the value of our assets could cause us to experience a cash shortfall or be in default of our loan covenants.

We borrow on an unsecured basis under the Credit Facility; however, we are required to maintain a sufficient pool of unsecured assets in order to draw on the Credit Facility. A significant reduction in the value of our pool of unencumbered assets could require us to pay down a portion (or significant portion) of the balance of the Credit Facility. Although we believe that we have significant excess collateral and capacity, future asset values are uncertain. If we were unable to meet a request to add collateral to this unsecured asset pool under the Credit Facility, this inability could have a material adverse effect on our liquidity and our ability to meet our loan covenants.

Interest rate fluctuations may adversely affect our results of operations.

We may experience interest rate volatility in connection with mortgage loans on our properties or other variable-rate debt that we may obtain from time to time. Certain of our leases contain escalations based on market interest rates and the interest rate on our Credit Facility is variable. We have no outstanding principal on variable rate mortgages as of December 31, 2023. Although we seek to mitigate this risk by structuring such provisions to contain a maximum interest rate or escalation rate, as applicable, and generally obtain rate caps and interest rate swaps to limit our exposure to interest rate risk, these features or arrangements do not eliminate this risk. We are also exposed to the effects of interest rate changes as a result of holding cash and cash equivalents in short-term, interest-bearing investments. We have entered into interest rate caps and interest rate swaps to attempt to manage our exposure to interest rate fluctuations on all of our outstanding variable rate mortgages as well as the outstanding Term Loan components of our Credit Facility. Additionally, increases in interest rates, or reduced access to credit markets due, among other things, to more stringent lending requirements or a high level of leverage, may make it difficult for us to refinance our mortgage debt as it matures or limit the availability of mortgage debt, thereby limiting our acquisition and/or refinancing activities. Even in the event that we are able to secure mortgage debt on, or otherwise refinance our mortgage debt, due to increased costs associated with securing financing and other factors beyond our control, we may be unable to refinance the entire mortgage debt as it matures or be subject to unfavorable terms, including higher loan fees interest rates and periodic payments, if we do refinance the mortgage debt. A significant change in interest rates could have an adverse impact on our results of operations.

Risks related to the real estate industry

We are subject to certain risks associated with real estate ownership and borrowing which could reduce the value of our investments.

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

We have no employees, and are therefore dependent on the senior management and other key management members who are employed by our Adviser or Administrator, as applicable, to carry out our business and investment strategies. Our future success depends to a significant extent on the continued service and coordination of our senior management team, particularly David Gladstone, our chairman and chief executive officer, Terry Lee Brubaker, our chief operating officer, Arthur “Buzz” Cooper, our president, and Gary Gerson, our chief financial officer. The unplanned departure of any of our executive officers or key personnel from the Adviser or Administrator, as applicable, could have a material adverse effect on our ability to implement our business strategy and to achieve our investment objectives.

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

Termination of the Advisory Agreement with our Adviser without cause would be difficult and costly. We may only terminate the Advisory Agreement without cause (as defined therein) upon 120 days’ prior written notice and after the affirmative vote of at least two-thirds of our independent directors. Furthermore, if we default under the agreement and any applicable cure period has expired, the Adviser may terminate the agreement. In each of the foregoing cases, we will be required to pay the Adviser a termination fee equal to two times the sum of the average annual base management fee and incentive fee earned by our Adviser during the 24-month period prior to such termination. This provision increases the cost to us of terminating the Advisory Agreement and adversely affects our ability to terminate our Adviser without cause. Additionally, depending on the amount of the fee, if incurred, it could adversely affect our ability to pay distributions to our common, preferred and senior common stockholders.

Our Adviser is not obligated to provide a waiver of the incentive fee, which could negatively impact our earnings and our ability to maintain our current level of, or increase, distributions to our stockholders.

The Advisory Agreement contemplates a quarterly incentive fee based on our Core FFO (as defined in the Advisory Agreement). Our Adviser has the ability to issue a full or partial waiver of the incentive fee for current and future periods; however, our Adviser is not required to issue any waiver. Any waiver issued by our Adviser is a voluntary, non-contractual, unconditional and irrevocable waiver. For the year ended December 31, 2021, our Advisor issued a waiver of the incentive fee of $0.02 million. For the year ended December 31, 2022, our Adviser did not issue a full or partial waiver of the incentive fee. If our Adviser does not issue this waiver in future quarters, it could negatively impact our earnings and may compromise our ability to maintain our current level of, or increase, distributions to our stockholders, which could have a material adverse impact on the market price of our securities. Under the amendment of the Advisory Agreement dated January 10, 2023, our Advisor was not entitled to receive an incentive fee for the quarters ended March 31, 2023 and June 30, 2023. Under the amendment of the Advisory Agreement dated July 11, 2023, our Advisor was not entitled to receive an incentive fee for the quarters ended September 30, 2023 and December 31, 2023. No waivers were required, as the incentive fees for the 12-month period were contractually eliminated.

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

The market price of our common and preferred stock may be highly volatile and subject to wide fluctuations, and the trading volume in our common and preferred stock may fluctuate and cause significant price variations to occur. We cannot assure investors that the market price of our common and preferred stock will not fluctuate or decline in the future. Some market conditions that could negatively affect our share price or result in fluctuations in the price or trading volume of our securities include, but are not limited to:

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

•actual or anticipated variations in our quarterly operating results or distributions to stockholders;

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

We cannot predict the effect, if any, of future sales of common or preferred stock, or the availability of shares for future sales, on the market price of our common or preferred stock. Sales of substantial amounts of common or preferred stock (including shares of common stock issuable upon the conversion of units of the Operating Partnership that we may issue from time to time, issuable upon conversion of our Senior Common Stock, or issuances made through any ATM programs or otherwise), or the perception that these sales could occur, may adversely affect prevailing market prices for our common and preferred stock.

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

As of the date of this filing, unaffiliated third parties owned approximately 0.8% of the outstanding OP Units. Following any contractual lock-up provisions, including the one-year mandatory holding period, an OP Unitholder may require us to redeem the OP Units it holds for cash. At our election, we may satisfy the redemption through the issuance of shares of our common stock on a one-for-one basis. However, the limited partners’ redemption rights may not be exercised if and to the extent that the delivery of the shares upon such exercise would result in any person violating the ownership and transfer restrictions set forth in our charter. If a large number of OP Units were redeemed, it could result in the issuance of a large number of new shares of our common stock, which could dilute our existing stockholders’ ownership. Alternatively, if we were to redeem a large number of OP Units for cash, we may be required to expend significant amounts to pay the redemption price, which may limit our funds necessary to make distributions on our common stock. Further, if we do not have sufficient cash on hand at the time the OP Units are tendered for redemption, we may be forced to sell additional shares of our common stock or preferred stock to raise cash, which could cause dilution to our existing stockholders and adversely affect the market price of our common stock.

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

Cybersecurity threats and cyber incidents may adversely affect our business by causing a disruption to our operations, or the operations of businesses in which we invest, a compromise or corruption of our confidential information and/or damage to our business relationships, all of which could negatively impact our business, financial condition and operating results.

In the normal course of business, we and our service providers collect and retain certain personal information provided by our tenants, employees of our Administrator and Adviser, and vendors. We also rely extensively on computer systems to process transactions and manage our business. Despite careful security and controls design, implementation, updating and independent third-party verification, our information technology systems, and those of our third party providers, could become subject to cybersecurity incidents. A cybersecurity incident is defined by the SEC as an unauthorized occurrence, or a series of related unauthorized occurrences, on or conducted through our information systems that jeopardize the confidentiality, integrity or availability of our information resources or any information residing therein. A cybersecurity incident may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems or those of our third-party providers for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of a cybersecurity incident may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided to us by third-party service providers. In addition, cybersecurity threats such as those noted above have increased in recent years in part due to increasingly numerous and sophisticated malicious cyber actors. We have implemented processes, procedures and internal controls to help prevent, detect and mitigate cybersecurity threats and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a threat of a cyber-incident, do not guarantee that a cyber-incident will not occur, will be timely detected and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident. The development and maintenance of these measures are also costly and require ongoing monitoring, testing and updating as technologies and processes change, and efforts to overcome cybersecurity measures become increasingly sophisticated.

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

We are exposed to potential physical risks from possible changes in climate. Our properties may be exposed to catastrophic weather events, such as severe storms, fires or floods. If the frequency of extreme weather events increases, our exposure to these events could increase, putting our portfolio at risk. Our business may be indirectly impacted by the effects of climate change, as well. These indirect effects may include increases to the costs of electricity, fuel, water consumption, and waste disposal, as well as increasing the cost of (or making unavailable) property insurance on terms we find acceptable. Together, these risks would require us to expend the necessary funds to adequately protect and repair our properties.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

We have implemented ongoing processes that are designed to continually identify, assess, manage and mitigate the dynamic and evolving material risks to us from cybersecurity threats. Our cybersecurity threat risks are identified, assessed, managed, and monitored by our Adviser’s and Administrator’s resource management and compliance departments, on our behalf, and work in conjunction with an independent third-party information technology service provider (“ISP”) engaged by our Adviser to manage our information technology strategy. The ISP regularly performs cyber assessments and assists in maintaining our cyber and information security programs. The ISP proposes recommendations to our Adviser’s resource management and compliance departments, which then are considered by other officers and employees of our Adviser and Administrator, working on our behalf, before improvements are implemented to our information technology strategy, cybersecurity, and incident response policies, processes and procedures.

In addition, regular ongoing cybersecurity threat risk assessments are performed throughout the year and reported to our officers and Board of Directors by our Chief Compliance Officer (“CCO”) no less than quarterly. Cybersecurity risks are assessed in general as part of the overall enterprise risk management for us, but also specifically between the ISP and our Adviser and Administrator in monitoring and determining not only the risks but also in assessing corresponding processes and procedures to mitigate those risks appropriately. Additionally, third party business applications are also incorporated in these risk assessments.

As an international service provider, our ISP constantly monitors information technology risk and cybersecurity threats globally. When risks are detected, we, through our Adviser and Administrator, consults with the ISP to assess if the risk is a cybersecurity threat to our information technology systems or data. If a risk to our information systems or data is identified, we then, through our Adviser and Administrator, work in conjunction with the ISP to implement recommended processes, improvements, or safeguards to our systems or processes to address the risks as needed. Relevant examples of such efforts include but are not limited to:

•implementation of industry leading Cloud solutions and business applications which possess integrated cybersecurity safeguards;

•anti-malware, antivirus and threat detection software;

•ransomware containment and isolation software;

•enhanced password requirements and multifactor authentication requirements;

•endpoint encryption;

•intrusion detection and response system conduct file integrity monitoring;

•email archiving, firewalls, and quarantine capabilities;

•mobile device management of business applications;

•frequent systems backups with recovery capabilities; and

•regular vulnerability scans and penetration testing.

Contractually, we require the ISP to annually provide a third-party report on its systems and on the suitability of the design and operating effectiveness of its controls relevant to information and cyber security. In addition to the ongoing dialogue and technology interaction between our Adviser and Administrator, on our behalf, and our ISP, any significant findings in these reports are shared with us, including our Board of Directors and other officers, to enhance ongoing monitoring and assessment of our information technology and cybersecurity risk management.

While our ISP works to create a hardened information technology systems environment, our Adviser and Administrator also regularly trains employees working on our behalf on the evolving threats and educates them on cybersecurity risks. Whether it is communicating information about the latest cybersecurity threats, assessing employees’ awareness through mock fraud exercises, social engineering and phishing campaigns, or providing access to a library of educational material about past and newly evolving cybersecurity attacks, our Adviser and Administrator work in concert with the ISP, on our behalf, to keep employees servicing us informed so as to provide an additional protection barrier through end-user knowledge.

Notwithstanding our risk management and strategy described above, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. See “Risk Factors - Cybersecurity threats and cyber incidents may adversely affect our business by causing a disruption to our operations, or the operations of businesses in which we invest, a compromise or corruption of our confidential information and/or damage to our business relationships, all of which could negatively impact our business, financial condition and operating results.” for a discussion of risks related to cybersecurity and cyber incidents.

Governance

Our Board of Directors is actively engaged in overseeing our cybersecurity and information security program. Our Board of Directors receives regular reports during board meetings from our CCO on our and our Adviser’s and Administrator’s efforts concerning information security and addressing information technology and cybersecurity risks, no less than quarterly. The reports are distributed to our Board of Directors, and our CCO engages in detailed discussions with the independent board members during the independent members’ session. The reports cover all potentially material cybersecurity threats facing us, as well as key risks and mitigation efforts undertaken by us and our Adviser and Administrator. As significant threats or events are identified by management or the ISP between regular reporting periods, our CCO will inform our Board of Directors immediately and keep it informed as to the developments of assessing the risks, mitigating efforts, and potential disclosure. Appropriate members of management and third party providers will be involved as deemed necessary based on the potential impact.

Our management personnel most involved with assessing and managing the cybersecurity risks and program with our ISP include our Head of Resources Management, who is also a member of our Board of Directors, and our CCO. Our Head of Resources Management has more than 30 years of overall experience and more than 20 years directly assessing and managing our cyber information technology and human resources systems, and the associated security concerns. Our CCO has more than 30 years of overall experience as a CPA, with more than 15 years managing information technology systems and databases, and 15-plus years supporting our Adviser’s and Administrator’s resource management department. This includes identifying, assessing, mitigating, and monitoring cyber information security risks. These managers, as well as other management personnel, attend various professional continuing education programs, which include cybersecurity matters. Certain members of our Board of Directors have, or previously held, positions with other companies, including other public companies, that involved managing risks associated with their cyber and information technology systems. Our Board of Directors regularly receives updates from third parties on various business risks, which include cybersecurity matters.

Item 2. Properties.

As of December 31, 2023, we wholly-owned 135 properties, comprised of 17.1 million square feet of rentable space in 27 states. Our properties were 96.8% leased with an average remaining lease term of 6.8 years. See Schedule III - Real Estate and Accumulated Depreciation included elsewhere in this Annual Report on Form 10-K for a detailed listing of the properties in our portfolio.

The following table summarizes the lease expirations by year for our properties for leases in place as of December 31, 2023 (dollars in thousands):

Year of Lease Expiration	Square Feet (1)	Number of Expiring Leases	Lease Revenue for the year ended December 31, 2023	% Expiring
2024	1,794,776	4	6,596	4.5%
2025	442,630	9	11,073	7.5%
2026	1,781,100	12	18,635	12.6%
2027	1,081,647	12	16,132	10.9%
2028	2,276,338	15	12,857	8.7%
Thereafter	9,135,521	85	73,462	49.8%
Sold/terminated leases	N/A	N/A	8,829	6.0%
	16,512,012	137	$147,584	100.0%
(1)Our vacant square footage totaled 547,257 square feet as of December 31, 2023.
N/A - Not Applicable

The following table summarizes the geographic locations of our properties as of December 31, 2023, 2022, and 2021, respectively (dollars in thousands):

State	Lease Revenue for the twelve months ended December 31, 2023	% of Lease Revenue	Number of Leases for the twelve months ended December 31, 2023	Rentable Square Feet for the twelve months ended December 31, 2023	Lease Revenue for the twelve months ended December 31, 2022	% of Lease Revenue	Number of Leases for the twelve months ended December 31, 2022	Rentable Square Feet for the twelve months ended December 31, 2022	Lease Revenue for the year ended December 31, 2021	% of Lease Revenue	Number of Leases for the year ended December 31, 2021	Rentable Square Feet for the year ended December 31, 2021
Florida	$19,387	13.1%	9	1,045,404	$16,329	11.0%	9	1,045,404	$16,741	12.2%	9	1,038,076
Texas	17,847	12.1	14	1,473,264	21,462	14.4	14	1,377,568	16,124	11.7	14	1,492,768
Pennsylvania	14,809	10.0	10	2,267,847	14,850	10.0	10	2,224,007	15,382	11.2	10	2,224,007
Ohio	14,347	9.7	15	1,312,291	13,888	9.3	16	1,312,291	14,911	10.8	15	1,275,023
Georgia	12,061	8.2	11	1,686,986	11,674	7.8	10	1,686,986	10,778	7.8	10	1,686,986
North Carolina	9,340	6.3	10	1,539,430	8,684	5.8	10	1,539,430	6,860	5.0	8	1,113,846
Alabama	8,793	6.0	6	1,107,654	7,578	5.1	7	1,138,504	6,477	4.7	5	921,891
Colorado	7,480	5.1	4	482,481	4,613	3.1	4	482,481	4,331	3.1	3	413,807
Michigan	6,487	4.4	6	973,638	6,435	4.3	6	973,638	6,374	4.6	6	973,638
Indiana	4,223	2.9	11	639,605	4,121	2.8	10	571,896	4,129	3.0	10	571,896
All Other States	32,810	22.2	41	4,530,669	39,347	26.4	41	4,827,746	35,581	25.9	40	4,520,857
	$147,584	100.0%	137	17,059,269	$148,981	100.0%	137	17,179,951	$137,688	100.0%	130	16,232,795

The following table summarizes lease revenue by tenant industries for the years ended December 31, 2023, 2022 and 2021 (dollars in thousands):

	For the year ended December 31,
	2023		2022		2021
Industry Classification	Lease Revenue	Percentage of Lease Revenue	Lease Revenue	Percentage of Lease Revenue	Lease Revenue	Percentage of Lease Revenue
Telecommunications	$21,306	14.1%	$22,456	15.1%	$22,712	16.5%
Automotive	20,697	14.0	19,133	12.8	13,555	9.8
Diversified/Conglomerate Services	18,379	12.5	17,946	12.0	18,613	13.5
Healthcare	11,156	7.6	15,928	10.7	15,216	11.1
Diversified/Conglomerate Manufacturing	10,648	7.2	10,976	7.4	7,774	5.6
Buildings and Real Estate	9,667	6.6	9,319	6.3	9,582	7.0
Banking	9,538	6.5	13,136	8.8	10,264	7.5
Personal, Food & Miscellaneous Services	9,382	6.4	7,232	4.9	7,097	5.2
Personal & Non-Durable Consumer Products	7,648	5.2	5,531	3.7	2,495	1.8
Machinery	5,874	4.0	4,257	2.9	4,001	2.9
Beverage, Food & Tobacco	5,724	3.9	5,615	3.8	5,805	4.2
Chemicals, Plastics & Rubber	5,365	3.6	4,838	3.2	4,703	3.4
Containers, Packaging & Glass	4,065	2.8	3,827	2.6	2,937	2.1
Information Technology	2,439	1.7	3,515	2.4	6,657	4.8
Childcare	2,292	1.6	2,292	1.5	2,293	1.7
Electronics	1,145	0.8	725	0.5	1,013	0.7
Printing & Publishing	930	0.6	917	0.6	1,668	1.2
Education	836	0.6	845	0.6	818	0.6
Home & Office Furnishings	493	0.3	493	0.2	485	0.4
Total	$147,584	100.0%	$148,981	100.0%	$137,688	100.0%

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

As of February 13, 2024, there were 49,397 beneficial owners of our common stock.

We pay distributions on shares of our Senior Common Stock in an amount equal to $1.05 per share per annum, declared daily and paid at the rate of $0.0875 per share per month. The Senior Common Stock is not traded on any exchange or automated quotation system.

As of February 13, 2024, there were 143 beneficial owners of our Senior Common Stock.

Sale of Unregistered Securities

We did not sell unregistered shares of stock during the fiscal year ended December 31, 2023.

Issuer Purchaser of Equity Securities

We repurchased 600 shares of our Series G Preferred Stock and 80,780 shares of our Common Stock during the fiscal year ended December 31, 2023. We did not repurchase any stock during the three months ended December 31, 2023.

Stock Performance Graph

The following graph compares the cumulative stockholder return (assuming reinvestment of distributions) of our common stock with the Standard and Poor’s 500 Index (“S&P 500”) and the FTSE NAREIT All REIT Index (“FNAR”), which is a market capitalization-weighted index that includes all REITs that are listed on the New York Stock Exchange, the American Stock Exchange or the Nasdaq National Market List. The stock performance graph assumes $100 was invested on December 31, 2018.

	At December 31,
	2018	2019	2020	2021	2022	2023
GOOD	$100.00	$151.10	$135.86	$207.01	$161.88	$126.91
S&P 500	$100.00	$126.15	$149.49	$191.74	$163.01	$198.36
FNAR	$100.00	$128.07	$120.57	$168.65	$126.32	$140.78

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

As of February 21, 2024:

•we owned 134 properties totaling 16.9 million square feet of rentable space, located in 27 states;
•our occupancy rate was 97.4%;
•the weighted average remaining term of our mortgage debt was 3.9 years and the weighted average interest rate was 4.19%; and
•the average remaining lease term of the portfolio was 6.8 years.

Business Environment

While the trends of major supply chain disruptions, materials shortages, and significant increases to construction prices have largely subsided in the back half of 2023, interest rates and capital markets became the primary talking points and drivers of activity on commercial real estate development and investment. In October 2023, the benchmark 10-year U.S. Treasury yield peaked above 5.0% for the first time since 2007, concluding a more than 160 bps increase since May 2023. Rates remained volatile through the end of the year with the 10-year yield finishing below 4.0%. This volatility translated directly to capital markets and investment volume as sellers’ pricing expectations lagged real-time changes in rates. According to CBRE, year-to-date net lease investment volume fell 55% year over year through the third quarter of 2023.

The industrial market experienced moderate softening on leasing activity and occupancy rates in 2023 relative to 2022. According to CBRE, annual industrial leasing activity fell by 8.8% year-over-year to 790.3 million square feet, with lease renewals accounting for 267 million square feet of the total. In addition, construction completions as of the fourth quarter of 2023 outpaced net absorption for the sixth consecutive quarter, causing the overall vacancy rate to increase by 50 bps quarter-over-quarter to 4.8%, the highest level since the third quarter of 2020 but still well below historical averages. Industrial construction activity is expected to slow as rates have already forced new starts to decline significantly. Despite slower starts and leasing activity, industrial rents nationwide grew 6.0% year-over-year, and fundamentals remain strong relative to historical levels coming off record-breaking years in 2021 and 2022.

The office market continued to struggle in 2023. According to Cushman Wakefield, office net absorption was negative in the fourth quarter of 2023 for the eighth consecutive quarter. Despite weakening overall demand, some office markets have seen signs of promise driven by return-to-work mandates. According to JLL Research, these mandates vary by geography, industry, and function. We expect office supply to decline in 2024 as leases roll and owners convert obsolete product to higher and better uses supported by state and local government initiatives. These initiatives include California’s $400.0 million incentives for commercial-to-residential conversions and the District of Columbia’s 20-year tax abatement to property owners who add 10 or more housing units and change a building’s use.

We collected 100% of all outstanding base rent for calendar year 2023. This is a testament to the strength of our credit underwriting and asset management teams. We believe that we have a diverse tenant base, and specifically, we do not have significant exposure to tenants in cyclical retail, hospitality, airlines, or oil & gas industries. Additionally, our 135 properties are located across 27 states, which we believe mitigates our exposure to economic issues, including regulations or laws implemented by state and local governments in any one geographic market or area. We also have a cap on industry sector concentration to further diversify our portfolio and mitigate risk.

We believe we have adequate liquidity in the near term, and we believe the availability on our Credit Facility is sufficient to cover all near-term debt obligations and operating expenses and to continue our industrial growth strategy. As of December 31, 2023, we had $56.5 million in available liquidity via our revolving credit facility and cash on hand and were in compliance with all of our debt covenants. We amended our Credit Facility in 2019 to increase our borrowing capacity and extend its maturity date. In addition, on August 18, 2022, we added a new $150.0 million term loan component. We have numerous ongoing conversations with lenders, and credit continues to be available for well capitalized borrowers.

Other Business Environment Considerations

The geopolitical landscape remains fractured due to recent world events. Many domestic manufacturing businesses seek to limit supply chain disruptions by bringing their operations back to the U.S. The COVID-19 pandemic is largely behind us, but a level of work-from-home trends appear to be here to stay. Industrial demand will be further buoyed by government investment in infrastructure and advanced manufacturing operations. The Federal Reserve recently indicated it does not expect additional rate increases, but the timing of an easing cycle remains unknown. These uncertain times create both risks and opportunities for us and our tenants, and we believe we are well-capitalized and positioned to take advantage.

The London Inter-bank Offered Rate (“LIBOR”) was phased out by June 2023, and transitioned to a new standard rate, the Secured Overnight Financing Rate (“SOFR”). During 2022, we began transitioning our variable rate debt to SOFR, and, at December 31, 2023, all of our variable rate debt was based upon SOFR.

We continue to focus on re-leasing vacant space, renewing upcoming lease expirations, re-financing upcoming loan maturities, and acquiring additional properties with associated long-term leases. At December 31, 2023, we had four partially vacant buildings and three fully vacant buildings.

We believe our lease expiration schedule for 2024 is manageable as it equates to 4.5% of annual lease revenue with all of the expirations due beyond the first quarter of the year. Property acquisitions increased during the third and fourth quarters of the year ended December 31, 2023 equating to almost $24.7 million in volume. All but one acquisition was industrial in nature, reinforcing our commitment to increase our portfolio’s industrial allocation.

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

Recent Developments

Sale Activity

During the year ended December 31, 2023, we continued to execute our capital recycling program, whereby we sold non-core properties and redeployed proceeds to fund property acquisitions in our target secondary growth markets, as well as repay outstanding debt. We expect to continue to execute our capital recycling plan and sell non-core properties as reasonable disposition opportunities become available. During the year ended December 31, 2023, we sold seven non-core properties, located in Baytown, Texas; Birmingham, Alabama; Pittsburgh, Pennsylvania; Eatontown, New Jersey; Taylorsville, Utah; Columbia, South Carolina; and Blaine, Minnesota, which are summarized in the table below (dollars in thousands):

Aggregate Square Footage Sold	Aggregate Sales Price	Aggregate Sales Costs	Aggregate Impairment Charge for the Twelve Months Ended December 31, 2023	Aggregate Gain on Sale of Real Estate, net
445,036	$39,634	$2,626	$3,591	$7,737

Subsequently, on January 11, 2024, we sold our 114,786 square foot office property in Columbus, Ohio for $4.5 million. We realized a $0.3 million loss on sale, net.

Acquisition Activity

During the year ended December 31, 2023, we acquired five properties, which are summarized below (dollars in thousands):

Aggregate Square Footage	Weighted Average Remaining Lease Term at Time of Acquisition	Aggregate Purchase Price	Aggregate Capitalized Acquisition Expenses	Aggregate Annualized GAAP Fixed Lease Payments
321,432	19.3 years	$30,018	$528	$2,820

Leasing Activity

During the year ended December 31, 2023, we executed 16 lease extensions and/or modifications, which are summarized below (dollars in thousands):

Aggregate Square Footage	Weighted Average Remaining Lease Term		Aggregate Annualized GAAP Fixed Lease Payments	Aggregate Tenant Improvement	Aggregate Leasing Commissions
1,428,830	10.8 years	(1)	$10,700	$7,701	$3,041
(1)Weighted average remaining lease term is weighted according to the annualized GAAP rent earned by each lease. Our leases have remaining terms ranging from 3.3 years to 18.7 years.

During the year ended December 31, 2023, we had two lease terminations, which are aggregated below (dollars in thousands):

Square Footage Reduced	Accelerated Rent	Accelerated Rent Recognized through December 31, 2023
119,224	$2,581	$2,134

Financing Activity

During the year ended December 31, 2023, we repaid six mortgages, collateralized by six properties, which are summarized below (dollars in thousands):

Fixed Rate Debt Repaid	Interest Rate on Fixed Rate Debt Repaid
$58,864	4.69%

During the year ended December 31, 2023, we issued three mortgages, collateralized by three properties, which are summarized below (dollars in thousands):

Aggregate Fixed Rate Debt Issued		Weighted Average Interest Rate on Fixed Rate Debt
$9,000	(1)	6.10%
(1)We issued $9.0 million of fixed rate debt with an interest rate of 6.10% and a maturity date of September 1, 2028, in connection with three of our acquisitions during the year.

During the year ended December 31, 2023, we extended the maturity date of one mortgage, collateralized by one property, which is summarized in the table below (dollars in thousands):

Fixed Rate Debt Extended	Interest Rate on Fixed Rate Debt Extended	Extension Term
$8,769	6.50%	1.0 year

Equity Activity

Common Stock ATM Program

On February 22, 2022, we entered into Amendment No. 1 to the At-the-Market Equity Offering Sales Agreement, dated December 3, 2019 (together, the “Prior Common Stock Sales Agreement”). The amendment permitted shares of common stock to be issued pursuant to the Prior Common Stock Sales Agreement under the 2020 Registration Statement, and future registration statements on Form S-3 (the “Prior Common Stock ATM Program”). During the year ended December 31, 2023, we sold 0.2 million shares of common stock, raising approximately $4.0 million in net proceeds under our At-the-Market Equity Offering Sales Agreement with sales agents Robert W. Baird & Co. Incorporated (“Baird”), Goldman Sachs & Co. LLC (“Goldman Sachs”), Stifel, Nicolaus & Company, Incorporated, (“Stifel”) BTIG, LLC, and Fifth Third Securities, Inc. (“Fifth Third”). We terminated the Common Stock Sales Agreement effective February 10, 2023 in connection with the expiration of our registration statement on Form S-3 (File No. 333-236143) (the “2020 Registration Statement”) on February 11, 2023.

On March 3, 2023, we entered into an At-the-Market Equity Offering Sales Agreement (the “2023 Common Stock Sales Agreement”), with BofA Securities, Inc. (“BofA”), Goldman Sachs, Baird, KeyBanc Capital Markets Inc. (“KeyBanc”), and Fifth Third (collectively the “Common Stock Sales Agents”). In connection with the 2023 Common Stock Sales Agreement, we filed prospectus supplements dated March 3, 2023 and March 7, 2023, to the prospectus dated November 23, 2022, with the SEC, for the offer and sale of an aggregate offering amount of $250.0 million of common stock. During the year ended December 31, 2023, we sold 1,776 shares of common stock, raising approximately $0.02 million in net proceeds under the 2023 Common Stock Sales Agreement.

Common Stock Buyback Program

During the year ended December 31, 2023, we repurchased $1.0 million worth of our common stock through our common stock repurchase program.

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

Series D Preferred Stock Redemption

On June 30, 2021, we voluntarily redeemed all 3,509,555 outstanding shares of our Series D Preferred Stock at a redemption price of $25.1458333 per share, which represented the liquidation preference per share, plus accrued and unpaid dividends through June 30, 2021, for an aggregate redemption price of approximately $88.3 million. In connection with this redemption, we recognized a $2.1 million decrease to net income available to common stockholders pertaining to the original issuance costs incurred upon issuance of our Series D Preferred Stock.

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

Series E Preferred ATM Program

During the year ended December 31, 2023, we had an At-the-Market Equity Offering Sales Agreement (the “Series E Preferred Stock Sales Agreement”) with sales agents Baird, Goldman Sachs, Stifel, Fifth Third, and U.S. Bancorp Investments, Inc., pursuant to which we could, from time to time, offer to sell shares of our Series E Preferred Stock, in an aggregate offering price of up to $100.0 million (the “Series E Preferred ATM Program”). We did not sell any shares of our Series E Preferred

Stock pursuant to the Series E Preferred Stock Sales Agreement during the year ended December 31, 2023. We terminated the Series E Preferred Stock Sales Agreement effective February 10, 2023 in connection with the expiration of the 2020 Registration Statement on February 11, 2023.

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

Preferred Series F Continuous Offering

On February 20, 2020, we filed with the Maryland Department of Assessments and Taxation Articles Supplementary (i) setting forth the rights, preferences and terms of the Series F Preferred Stock and (ii) reclassifying and designating 26,000,000 shares of the Company’s authorized and unissued shares of common stock as shares of Series F Preferred Stock. The reclassification decreased the number of shares classified as common stock from 86,290,000 shares immediately prior to the reclassification to 60,290,000 shares immediately after the reclassification. We sold 246,775 shares of our Series F Preferred Stock, raising $5.6 million in net proceeds, during the year ended December 31, 2023.

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

On July 11, 2023, the Company entered into the Eighth Amended Advisory Agreement, as approved unanimously by our Board of Directors, including specifically, our independent directors. The Eighth Amended Advisory Agreement contractually eliminated the payment of the incentive fee for the quarters ended September 30, 2023 and December 31, 2023. In addition, the Eighth Amended Advisory Agreement also clarified that for any future quarter whereby an incentive fee would exceed by greater than 15% of the average quarterly incentive fee paid, the measurement would be versus the last four quarters where an incentive fee was actually paid. The calculation of the other fees remains unchanged.

For the year ended December 31, 2023, the contractually eliminated incentive fee would have been $4.6 million.

Non-controlling Interests in Operating Partnership

As of December 31, 2023 and 2022, we owned approximately 99.2% and 99.0%, respectively, of the outstanding OP Units. On September 20, 2022, we issued 134,474 OP Units as partial consideration to acquire our 49,375 square foot property located in Fort Payne, Alabama for $5.6 million. During the year ended December 31, 2023, we redeemed 80,825 OP units for an equivalent amount of common stock.

The Operating Partnership is required to make distributions on each OP Unit in the same amount as those paid on each share of the Company’s common stock, with the distributions on the OP Units held by the Company being utilized to make distributions to the Company’s common stockholders.

As of December 31, 2023 and 2022, there were 310,643 and 391,468 outstanding OP Units held by Non-controlling OP Unitholders, respectively.

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

On January 10, 2023, we amended and restated the Sixth Amended Advisory Agreement, by entering into the Seventh Amended Advisory Agreement, which was approved unanimously by our Board of Directors, including specifically, our independent directors. The Seventh Amended Advisory Agreement contractually eliminated the payment of the incentive fee, as applicable, for the quarters ended March 31, 2023 and June 30, 2023. The calculation of the other fees remains unchanged.

On July 11, 2023, we entered into the Eighth Amended Advisory Agreement, as approved unanimously by our Board of Directors, including specifically, our independent directors. The Eighth Amended Advisory Agreement contractually eliminated the payment of the incentive fee for the quarters ended September 30, 2023 and December 31, 2023. In addition, the Eighth Amended Advisory Agreement also clarified that for any future quarter whereby an incentive fee would exceed by greater than 15% of the average quarterly incentive fee paid, the measurement would be versus the last four quarters where an incentive fee was actually paid. The calculation of the other fees remains unchanged.

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

Capital Gain Fee

Under the Advisory Agreement, we will pay to the Adviser a capital gains-based incentive fee that will be calculated and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement). In determining the capital gain fee, we will calculate aggregate realized capital gains and aggregate realized capital losses for the applicable time period. For this purpose, aggregate realized capital gains and losses, if any, equals the realized gain or loss calculated by the difference between the sales price of the property, less any costs to sell the property and the all-in acquisition cost of the disposed property. At the end of the fiscal year, if this number is positive, then the capital gain fee payable for such time period shall equal 15.0% of such amount. No capital gain fee was recognized during the years ended December 31, 2023, 2022, and 2021.

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

Critical Accounting Policies

The preparation of our financial statements in accordance with GAAP, requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1, “Organization, Basis of Presentation and Significant Accounting Policies,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, as well as a summary of recently issued accounting pronouncements and their expected impact to our current and future financial statements. There were no material changes to our critical accounting policies during the year ended December 31, 2023.

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

•the amounts allocated to the value of above-market and below-market lease values are amortized to rental income over the remaining non-cancelable terms of the respective leases. The amounts allocated to all other tangible and intangible assets are amortized to depreciation or amortization expense. Thus, depending on the amounts allocated between land and other depreciable assets, changes in the purchase price allocation among our assets could have a material impact on our FFO, a metric which is used by many REIT investors to evaluate our operating performance; and

•the period of time over which tangible and intangible assets are depreciated varies greatly, and thus, changes in the amounts allocated to these assets will have a direct impact on our results of operations. Intangible assets are generally amortized over the respective life of the leases, which normally range from 10 to 15 years. Also, we depreciate our buildings for a period of time up to 39 years, but do not depreciate our land. These differences in timing could have a material impact on our results of operations.

Real Estate Impairment Evaluation

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

Using the methodology discussed above, we evaluated our entire portfolio, as of December 31, 2023, for any impairment indicators and performed an impairment analysis on select properties that had an indication of impairment. See Note 5 - Real Estate Dispositions, Held for Sale, and Impairment Charges - Impairment Charges of the accompanying consolidated financial statements.

We will continue to monitor our portfolio for any other indicators of impairment.

Results of Operations

The weighted average yield on our total portfolio, which was 8.2% and 7.7% at December 31, 2023 and 2022, respectively, is calculated by taking the annualized straight-line rents, reflected as lease revenue on our consolidated statements of operations, of each acquisition as a percentage of the acquisition cost. The weighted average yield does not account for the interest expense incurred on the mortgages placed on our properties or other types of existing indebtedness.

A comparison of our operating results for the year ended December 31, 2023 and 2022 is below (dollars in thousands, except per share amounts):

	For the year ended December 31,
	2023	2022	$ Change	% Change
Operating revenues
Lease revenue	$147,584	$148,981	$(1,397)	(0.9)%
Total operating revenues	$147,584	$148,981	$(1,397)	(0.9)%
Operating expenses
Depreciation and amortization	$57,856	$60,154	$(2,298)	(3.8)%
Property operating expenses	25,858	26,832	(974)	(3.6)%
Base management fee	6,380	6,331	49	0.8%
Incentive fee	—	5,270	(5,270)	(100.0)%
Administration fee	2,350	1,864	486	26.1%
General and administrative	4,363	3,705	658	17.8%
Impairment charge	19,296	12,092	7,204	59.6%
Total operating expenses	$116,103	$116,248	$(145)	(0.1)%
Other (expense) income
Interest expense	$(37,330)	$(32,457)	$(4,873)	15.0%
Gain on sale of real estate, net	7,737	10,052	(2,315)	(23.0)%
Gain on debt extinguishment, net	2,830	—	2,830	100.0%
Other income	204	454	(250)	(55.1)%
Total other expense, net	$(26,559)	$(21,951)	$(4,608)	21.0%
Net income	$4,922	$10,782	$(5,860)	(54.3)%
Distributions attributable to Series E, F, and G preferred stock	(12,285)	(11,903)	(382)	3.2%
Distributions attributable to senior common stock	(430)	(458)	28	(6.1)%
Loss on extinguishment of Series F preferred stock	(11)	(10)	(1)	10.0%
Gain on repurchase of Series G preferred stock	3	37	(34)	(91.9)%
Net loss attributable to common stockholders and Non-controlling OP Unitholders	$(7,801)	$(1,552)	$(6,249)	402.6%
Net loss attributable to common stockholders and Non-controlling OP Unitholders per weighted average share and unit - basic & diluted	$(0.19)	$(0.04)	$(0.15)	375.0%
FFO available to common stockholders and Non-controlling OP Unitholders - basic (1)	$58,784	$60,642	$(1,858)	(3.1)%
FFO available to common stockholders and Non-controlling OP Unitholders - diluted (1)	$59,214	$61,100	$(1,886)	(3.1)%
FFO per weighted average share of common stock and Non-controlling OP Unit - basic (1)	$1.46	$1.55	$(0.09)	(5.8)%
FFO per weighted average share of common stock and Non-controlling OP Unit - diluted (1)	$1.46	$1.54	$(0.08)	(5.2)%
(1)Refer to the “Funds from Operations” section below within the Management’s Discussion and Analysis section for the definition of FFO and FFO, as adjusted for comparability.

Same Store Analysis

For the purposes of the following discussion, same store properties are properties we owned as of January 1, 2022, which have not been subsequently vacated or disposed. Acquired and disposed properties are properties which were either acquired, disposed of or classified as held for sale at any point subsequent to December 31, 2021. Properties with vacancy are properties that were fully vacant or had greater than 5% vacancy, based on square footage, at any point subsequent to January 1, 2022.

Operating Revenues

	For the year ended December 31,
	(Dollars in Thousands)
Lease Revenues	2023	2022	$ Change	% Change
Same Store Properties	$116,477	$109,364	$7,113	6.5%
Acquired & Disposed Properties	16,199	26,055	(9,856)	(37.8)%
Properties with Vacancy	14,908	13,562	1,346	9.9%
	$147,584	$148,981	$(1,397)	(0.9)%

Lease revenues consist of rental income and operating expense recoveries earned from our tenants. Lease revenues from same store properties increased for the year ended December 31, 2023, due to an increase in recovery revenue from property operating expenses, accelerated rent from a tenant lease termination, and income recognized from tenant funded projects which were determined to be lessor assets. Lease revenues decreased for acquired and disposed of properties for the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily due to accelerated rent from three lease terminations, all related to properties we sold or are currently held for sale. This was coupled with a decrease in lease revenues from the 12 properties sold during and subsequent to December 31, 2022 and one held for sale property that went vacant in early 2023. This was partially offset with our acquisition of five properties during the year ended December 31, 2023, and the inclusion of a full year of lease revenues recorded in 2023 for 13 properties acquired during the year ended December 31, 2022. Lease revenues increased for properties with vacancy for the year ended December 31, 2023 due to an increase in rental revenue from partially leasing vacant space and an increase in variable lease payments due to an increase in property operating expenses.

Operating Expenses

Depreciation and amortization decreased for the year ended December 31, 2023, as compared to the year ended December 31, 2022, due to reduced depreciation and amortization expense for the seven properties sold during the year ended December 31, 2023, coupled with the correction of certain errors in the calculation of the depreciation of certain tenant funded improvement assets, as outlined in Note 9. This was partially offset by a full year of depreciation and amortization for the 13 properties acquired during the year ended December 31, 2022, as well as increased depreciation and amortization expense from the five properties acquired during the year ended December 31, 2023.

	For the year ended December 31,
	(Dollars in Thousands)
Property Operating Expenses	2023	2022	$ Change	% Change
Same Store Properties	$15,730	$14,689	$1,041	7.1%
Acquired & Disposed Properties	2,965	5,134	(2,169)	(42.2)%
Properties with Vacancy	7,163	7,009	154	2.2%
	$25,858	$26,832	$(974)	(3.6)%

Property operating expenses consist of franchise taxes, management fees, insurance, ground lease payments, property maintenance and repair expenses paid on behalf of tenants at certain of our properties. Property operating expenses increased for same store properties for the year ended December 31, 2023, as compared to the year ended December 31, 2022, as a result of tenants requiring more employees to return on site, as well as general cost increases due to the inflationary environment. The decrease in property operating expenses on acquired and disposed of properties for the year ended December 31, 2023, as compared to the year ended December 31, 2022, is a result of a decrease in property operating expenses in relation to properties held for sale or sold during the year that are or were fully vacant. The increase in property operating expenses for properties with vacancy for the year ended December 31, 2023, as compared to the year ended December 31, 2022, is a result of general cost increases due to the inflationary environment.

The base management fee paid to the Adviser increased minimally for the year ended December 31, 2023, as compared to the year ended December 31, 2022, due to an increase in gross tangible real estate, the main component of the base management fee calculation under the Sixth Amended Advisory Agreement. The calculation of the base management fee is described in detail above within “Advisory and Administration Agreements.”

The incentive fee paid to the Adviser decreased for the year ended December 31, 2023, as compared to the year ended December 31, 2022, due to the payment of the incentive fee being contractually eliminated for the quarters ended March 31, 2023 and June 30, 2023, as outlined in the Seventh Amended Advisory Agreement, and for the quarters ended September 30, 2023 and December 31, 2023, as outlined in the Eighth Amended Advisory Agreement. The calculation of the incentive fee is described in detail above within “Advisory and Administration Agreements.”

The administration fee paid to the Administrator increased for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The increase is a result of our Administrator incurring greater costs that are allocated to the Company. The calculation of the administration fee is described in detail above within “Advisory and Administration Agreements.”

General and administrative expenses increased for the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily as a result of an increase in professional fees.

We recorded an impairment charge during the year ended December 31, 2023 on five properties, as we had determined the carrying value of these properties was in excess of the fair market value and not recoverable. Accordingly, we impaired these properties to fair market value. We recorded an impairment charge on two properties during the year ended December 31, 2022.

Other Income and Expenses

Interest expense increased for the year ended December 31, 2023, as compared to the year ended December 31, 2022. This increase is primarily the result of increased interest costs on variable rate debt, as global interest rates have increased, coupled with the maturity of several interest rate caps that were replaced by swaps.

The gain on sale of real estate, net, during the year ended December 31, 2023 is a result of the sale of seven properties. The gain on sale of real estate, net, during the year ended December 31, 2022 was a result of the sale of five properties. We also recognized a gain on debt extinguishment during the year ended December 31, 2023 in conjunction with one of our sales; no debt extinguishment occurred during the year ended December 31, 2022.

Other income decreased minimally during the year ended December 31, 2023, as compared to the year ended December 31, 2022, due to nonrecurring income items that occurred during the year ended December 31, 2022.

Net Income Available to Common Stockholders and Non-controlling OP Unitholders

Net income available to common stockholders and Non-controlling OP Unitholders decreased for the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily due to an increase in interest expense due to higher borrowing costs on variable rate debt due to global interest rate expansion, coupled with impairment charges. This was partially offset by the contractual elimination of the incentive fee for the year ended December 31, 2023 and reduced depreciation and amortization expense due to the correction of certain errors in the calculation of the depreciation of certain tenant funded improvement assets, as outlined in Note 9.

A discussion of the results of operations for the year ended December 31, 2021 is found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 22, 2023, which is available free of charge on the SEC's website at www.sec.gov and on the investors section of our website at www.GladstoneCommercial.com.

Liquidity and Capital Resources

Overview

Our sources of liquidity include cash flows from operations, cash and cash equivalents, borrowing capacity under our Revolver and through issuance of additional equity securities. Our available liquidity as of December 31, 2023, was $56.5 million, including $12.0 million in cash and cash equivalents and an available borrowing capacity of $44.5 million under our Revolver. Our available borrowing capacity under the Revolver has increased to $51.5 million as of February 21, 2024.

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

Equity Capital

The following table summarizes net proceeds raised from our various equity sales during the year ended December 31, 2023 (dollars in thousands, except for share price):

	Net Proceeds	Number of Shares Sold	Weighted Average Share Price
Common Stock ATM Program	$4,063	238,078	$17.29
Series F Preferred Stock Continuous Public Offering	5,611	246,775	24.75
	$9,674	484,853

As of February 21, 2024, there is no limit on the aggregate amount of the securities that we may offer pursuant to the 2022 Registration Statement.

Debt Capital

As of December 31, 2023, we had 41 mortgage notes payable in the aggregate principal amount of $298.1 million, collateralized by a total of 47 properties with a remaining weighted average maturity of 4.1 years. The weighted-average interest rate on the mortgage notes payable as of December 31, 2023 was 4.19%.

We continue to see banks and other non-bank lenders willing to issue mortgages for properties comparable to those held in our portfolio on terms that are commercially reasonable. Consequently, we remain focused on obtaining mortgages through insurance companies, regional banks, non-bank lenders and, to a lesser extent, the commercial mortgage backed securities market.

As of December 31, 2023, we had mortgage debt in the aggregate principal amount of $25.1 million payable during 2024 and $36.5 million payable during 2025. The 2024 principal amounts payable include both amortizing principal payments and two balloon principal payments. We anticipate being able to refinance our mortgages that come due during 2024 and 2025 with a combination of new mortgage debt, availability under our Credit Facility and the issuance of additional equity securities. We have successfully repaid $58.9 million of debt over the past 12 months with either new mortgage debt or by generating additional availability by adding properties to our unsecured pool under our Credit Facility.

Operating Activities

Net cash provided by operating activities during the year ended December 31, 2023, was $60.4 million, as compared to net cash provided by operating activities of $69.2 million for the year ended December 31, 2022. This change was primarily a result of an increase in interest expense due to higher interest rates on variable rate debt. The majority of cash from operating activities is generated from the rental payments and operating expense recoveries that we receive from our tenants. We utilize this cash to fund our property-level operating expenses and use the excess cash primarily for debt and interest payments on our mortgage notes payable, interest payments on our Credit Facility, distributions to our stockholders, management fees to our Adviser, administration fees to our Administrator and other entity-level operating expenses.

Investing Activities

Net cash provided by investing activities during the year ended December 31, 2023, was $1.1 million, which primarily consisted of proceeds from the sale of real estate, partially offset by the acquisition of five properties, coupled with the capital improvements performed at certain of our properties. Net cash used in investing activities during the year ended December 31, 2022, was $82.5 million, which primarily consisted of the acquisition of 13 properties, coupled with the capital improvements performed at certain of our properties, partially offset by proceeds from sale of real estate.

Financing Activities

Net cash used in financing activities during the year ended December 31, 2023, was $61.4 million, which primarily consisted of proceeds from our common and preferred equity offerings, mortgage borrowings on new acquisitions and a net increase in Credit Facility borrowings, partially offset by the repayment of outstanding mortgage debt and distributions paid to our stockholders and Non-controlling OP Unitholders. Net cash provided by financing activities for the year ended December 31, 2022, was $16.2 million, which primarily consisted of proceeds from our common and preferred stock offerings, mortgage borrowings on new acquisitions and a net increase in borrowings on our Credit Facility, partially offset by the repayment of outstanding mortgage debt and distributions paid to our stockholders and Non-controlling OP Unitholders.

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

On February 11, 2021, we added Term Loan B, a new $65.0 million term loan component, inclusive of a $15.0 million delayed funding component, which was subsequently funded on July 20, 2021. Term Loan B has a maturity date of 60 months from the closing of the amended Credit Facility and a LIBOR floor of 25 basis points. We entered into multiple interest rate cap agreements on Term Loan B, which cap LIBOR from 1.50% to 1.75%. During 2022, we began transitioning our variable rate debt to SOFR, and, at December 31, 2023, all of our variable rate debt was based upon SOFR.

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

As of December 31, 2023, there was $445.8 million outstanding under our Credit Facility at a weighted average interest rate of approximately 6.84% and $2.0 million outstanding under letters of credit at a weighted average interest rate of 1.50%. As of February 21, 2024, the maximum additional amount we could draw under the Credit Facility was $51.5 million. We were in compliance with all covenants under the Credit Facility as of December 31, 2023.

Contractual Obligations

The following table reflects our material contractual obligations as of December 31, 2023 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt Obligations (1)	$743,872	$25,079	$207,294	$442,154	$69,345
Interest on Debt Obligations (2)	151,230	42,565	75,558	29,069	4,038
Operating Lease Obligations (3)	8,291	493	992	1,016	5,790
Purchase Obligations (4)	9,469	6,605	2,864	—	—
	$912,862	$74,742	$286,708	$472,239	$79,173
(1)Debt obligations represent borrowings under our Revolver, which represents $75.8 million of the debt obligation due in 2026, Term Loan A, which represents $160.0 million of the debt obligation due in 2027, Term Loan B, which represents $60.0 million of the debt obligation due in 2026, Term Loan C, which represents $150.0 million of the debt obligation due in 2028 and mortgage notes payable that were outstanding as of December 31, 2023. This figure does not include $(0.04) million of premiums and (discounts), net, and $5.0 million of deferred financing costs, net, which are reflected in mortgage notes payable, net, borrowings under Revolver, and borrowings under Term Loan A, Term Loan B and Term Loan C, net, on the consolidated balance sheet.
(2)Interest on debt obligations includes estimated interest on our borrowings under our Revolver, Term Loan A, Term Loan B, Term Loan C and mortgage notes payable. The balance and interest rate on our Revolver and Term Loan A, Term Loan B, Term Loan C is variable; thus, the interest payment obligation calculated for purposes of this table was based upon rates and balances as of December 31, 2023.
(3)Operating lease obligations represent the ground lease payments due on four of our properties.
(4)Purchase obligations consist of tenant and capital improvements at eight of our properties.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of December 31, 2023.

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

The following table provides a reconciliation of our FFO and FFO as adjusted for comparability for the years ended December 31, 2023 and 2022 to the most directly comparable GAAP measure, net income (loss), and a computation of basic and diluted FFO and diluted FFO as adjusted for comparability per weighted average total share:

	For the twelve months ended December 31,
	(Dollars in Thousands, Except for Per Share Amounts)
	2023	2022
Calculation of basic FFO per share of common stock and Non-controlling OP Unit
Net income	$4,922	$10,782
Less: Distributions attributable to preferred and senior common stock	(12,715)	(12,361)
Less: Loss on extinguishment of Series F preferred stock	(11)	(10)
Add: Gain on repurchase of Series G preferred stock	3	37
Net loss attributable to common stockholders and Non-controlling OP Unitholders	$(7,801)	$(1,552)
Adjustments:
Add: Real estate depreciation and amortization	57,856	60,154
Add: Impairment charge	19,296	12,092
Less: Gain on sale of real estate, net	(7,737)	(10,052)
Less: Gain on debt extinguishment, net	(2,830)	—
FFO available to common stockholders and Non-controlling OP Unitholders - basic (1)	$58,784	$60,642
Weighted average common shares outstanding - basic	39,943,167	38,950,734
Weighted average Non-controlling OP Units outstanding	382,563	294,941
Weighted average common shares and Non-controlling OP Units	40,325,730	39,245,675
Basic FFO per weighted average share of common stock and Non-controlling OP Unit (1)	$1.46	$1.55
Calculation of diluted FFO per share of common stock and Non-controlling OP Unit
Net income	$4,922	$10,782
Less: Distributions attributable to preferred and senior common stock	(12,715)	(12,361)
Less: Loss on extinguishment of Series F preferred stock	(11)	(10)
Add: Gain on repurchase of Series G preferred stock	3	37
Net loss attributable to common stockholders and Non-controlling OP Unitholders	$(7,801)	$(1,552)
Adjustments:
Add: Real estate depreciation and amortization	57,856	60,154
Add: Impairment charge	19,296	12,092
Add: Income impact of assumed conversion of senior common stock	430	458
Less: Gain on sale of real estate, net	(7,737)	(10,052)
Less: Gain on debt extinguishment, net	(2,830)	—
FFO available to common stockholders and Non-controlling OP Unitholders plus assumed conversions (1)	$59,214	$61,100
Weighted average common shares outstanding - basic	39,943,167	38,950,734
Weighted average Non-controlling OP Units outstanding	382,563	294,941
Effect of convertible senior common stock	345,132	363,246
Weighted average common shares and Non-controlling OP Units outstanding - diluted	40,670,862	39,608,921
Diluted FFO per weighted average share of common stock and Non-controlling OP Unit (1)	$1.46	$1.54
Distributions declared per share of common stock and Non-controlling OP Unit	$1.2000	$1.5048

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary risk that we believe we are and will be exposed to is interest rate risk. Certain of our leases contain escalations based on market indices, and the interest rate on our Credit Facility is variable. Although we seek to mitigate this risk by structuring such provisions of our loans and leases to contain a minimum interest rate or escalation rate, as applicable, these features do not eliminate this risk. To that end, we have entered into derivative contracts to cap interest rates for our variable rate notes payable, and we have entered into interest rate swaps whereby we pay a fixed interest rate to our respective counterparty, and receive SOFR in return. For details regarding our rate cap agreements and our interest rate swap agreements, see Note 6 – Mortgage Notes Payable and Credit Facility of the accompanying consolidated financial statements.

To illustrate the potential impact of changes in interest rates on our net income for the year ended December 31, 2023, we have performed the following analysis, which assumes that our balance sheet remains constant and that no further actions beyond a minimum interest rate or escalation rate are taken to alter our existing interest rate sensitivity.

The following table summarizes the annual impact of a 1%, 2% and 3% increase, and a 1%, 2% and 3% decrease in SOFR as of December 31, 2023. As of December 31, 2023, our effective average SOFR was 5.38%. The impact of these fluctuations is presented below (dollars in thousands).

Interest Rate Change	(Decrease) increase to Interest Expense	Net increase (decrease) to Net Income
3% Decrease to SOFR	$(2,310)	$2,310
2% Decrease to SOFR	(1,540)	1,540
1% Decrease to SOFR	(770)	770
1% Increase to SOFR	770	(770)
2% Increase to SOFR	1,540	(1,540)
3% Increase to SOFR	2,310	(2,310)

As of December 31, 2023, the fair value of our mortgage debt outstanding was $263.3 million. Interest rate fluctuations may affect the fair value of our debt instruments. If interest rates on our debt instruments, using rates at December 31, 2023, had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased by $8.4 million and $8.8 million, respectively.

The amount outstanding under the Credit Facility approximates fair value as of December 31, 2023.

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

As of December 31, 2023, approximately $298.1 million of our debt bore interest at fixed rates, as shown in the future principal debt payment table below (dollars in thousands):

	2024	2025	2026	2027	2028	Thereafter	Total
Fixed rate	$25,079	$36,457	$35,087	$95,039	$37,115	$69,345	$298,122
Variable rate	$—	$—	$135,750	$160,000	$150,000	$—	$445,750
	$25,079	$36,457	$170,837	$255,039	$187,115	$69,345	$743,872

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

Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO). Based on our assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

February 21, 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Gladstone Commercial Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Gladstone Commercial Corporation and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matter

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

Real Estate Impairment Evaluation – Undiscounted Future Cash Flows

As described in Notes 1, 4, and 5 to the consolidated financial statements, the Company’s consolidated total real estate, net balance was $0.9 billion as of December 31, 2023. During 2023, the Company recognized an impairment charge of $19.3 million. Management periodically reviews the carrying value of each property to determine if circumstances indicate impairment in the carrying value of the investment exists. If circumstances indicate the possibility of impairment, management prepares a projection of the undiscounted future cash flows, without interest charges, of the specific property and determines if the carrying amount of such property is recoverable. In preparing the projection of undiscounted future cash flows, management estimates cap rates and market rental rates using information obtained from market comparability studies and other comparable sources, and applies the undiscounted cash flows against their expected holding period. If impairment were indicated, the carrying value of the property would be written down to its estimated fair value based on management’s best estimate of the property’s discounted future cash flows using market derived cap rates, discount rates and market rental rates applied against the expected hold period.

The principal considerations for our determination that performing procedures relating to the undiscounted future cash flows used in the real estate impairment evaluation is a critical audit matter are (i) the significant judgment by management when developing the projection of the undiscounted future cash flows and (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to the cap rates, market rental rates and expected holding period assumptions.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s real estate impairment evaluation, including controls over the projection of the undiscounted future cash flows. These procedures also included, among others (i) testing management’s process for developing the projection of the undiscounted future cash flows; (ii) evaluating the appropriateness of the undiscounted cash flow model; (iii) testing the completeness and accuracy of underlying data used in the undiscounted cash flow model; and (iv) evaluating the reasonableness of the significant assumptions used by management related to cap rates, market rental rates and expected holding periods. Evaluating management’s assumptions related to the cap rates, market rental rates and expected holding period involved evaluating whether the assumptions used by management were reasonable considering (i) the consistency with external market and industry data and (ii) whether the assumptions were consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP
Washington, District of Columbia
February 21, 2024
We have served as the Company’s auditor since 2003.

Gladstone Commercial Corporation
Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Per Share Data)

	December 31, 2023	December 31, 2022
ASSETS
Real estate, at cost	$1,221,364	$1,287,297
Less: accumulated depreciation	299,662	286,150
Total real estate, net	921,702	1,001,147
Lease intangibles, net	101,048	111,622
Real estate and related assets held for sale	28,787	3,293
Cash and cash equivalents	11,985	11,653
Restricted cash	4,150	4,339
Funds held in escrow	7,515	8,818
Right-of-use assets from operating leases	4,889	5,131
Deferred rent receivable, net	41,006	38,884
Other assets	12,389	17,746
TOTAL ASSETS	$1,133,471	$1,202,633
LIABILITIES, MEZZANINE EQUITY AND EQUITY
LIABILITIES
Mortgage notes payable, net (1)	$295,853	$359,389
Borrowings under Revolver	75,750	23,250
Borrowings under Term Loan A, Term Loan B and Term Loan C, net	367,258	366,567
Deferred rent liability, net	29,324	39,997
Operating lease liabilities	5,093	5,308
Asset retirement obligation	4,928	4,793
Accounts payable and accrued expenses	13,588	9,606
Liabilities related to assets held for sale	676	—
Due to Adviser and Administrator (1)	2,556	3,356
Other liabilities	14,138	14,617
TOTAL LIABILITIES	$809,164	$826,883
Commitments and contingencies (2)
MEZZANINE EQUITY
Series D, E and G redeemable preferred stock, net, par value $0.001 per share; $25 per share liquidation preference; 10,750,886 and 10,751,486 shares authorized; and 7,052,334 and 7,052,934 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively (3)	$170,041	$170,056
TOTAL MEZZANINE EQUITY	$170,041	$170,056
EQUITY
Senior common stock, par value $0.001 per share; 950,000 shares authorized; and 406,425 and 431,064 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively (3)	$1	$1
Common stock, par value $0.001 per share, 62,326,818 and 62,305,727 shares authorized and 40,000,596 and 39,744,359 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively (3)	40	39
Series F redeemable preferred stock, par value $0.001 per share; $25 per share liquidation preference; 25,972,296 and 25,992,787 shares authorized; and 918,601 and 670,895 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively (3)	1	1
Additional paid in capital	730,256	721,327
Accumulated other comprehensive income	7,758	11,640
Distributions in excess of accumulated earnings	(584,776)	(529,104)
TOTAL STOCKHOLDERS' EQUITY	$153,280	$203,904
OP Units held by Non-controlling OP Unitholders (3)	986	1,790
TOTAL EQUITY	$154,266	$205,694
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$1,133,471	$1,202,633

(1)Refer to Note 2 “Related-Party Transactions”
(2)Refer to Note 7 “Commitments and Contingencies”
(3)Refer to Note 8 “Equity and Mezzanine Equity”

The accompanying notes are an integral part of these consolidated financial statements.

Gladstone Commercial Corporation
Consolidated Statements of Operations and Comprehensive Income
(Dollars in Thousands, Except Share and Per Share Data)

	For the year ended December 31,
	2023	2022	2021
Operating revenues
Lease revenue	$147,584	$148,981	$137,688
Total operating revenues	$147,584	$148,981	$137,688
Operating expenses
Depreciation and amortization	$57,856	$60,154	$59,149
Property operating expenses	25,858	26,832	27,098
Base management fee (1)	6,380	6,331	5,882
Incentive fee (1)	—	5,270	4,859
Administration fee (1)	2,350	1,864	1,448
General and administrative	4,363	3,705	3,218
Impairment charge	19,296	12,092	—
Total operating expense before incentive fee waiver	$116,103	$116,248	$101,654
Incentive fee waiver (1)	—	—	(16)
Total operating expenses	$116,103	$116,248	$101,638
Other income (expense)
Interest expense	$(37,330)	$(32,457)	$(26,887)
Gain on sale of real estate, net	7,737	10,052	(1,148)
Gain on debt extinguishment, net	2,830	—	—
Other income	204	454	2,880
Total other (expense), net	$(26,559)	$(21,951)	$(25,155)
Net income	$4,922	$10,782	$10,895
Net loss attributable to OP Units held by Non-controlling OP Unitholders	63	23	40
Net income available to the Company	$4,985	$10,805	$10,935
Distributions attributable to Series D, E, F, and G preferred stock	(12,285)	(11,903)	(11,488)
Series D preferred stock offering costs write off	—	—	(2,141)
Distributions attributable to senior common stock	(430)	(458)	(698)
Loss on extinguishment of Series F preferred stock	(11)	(10)	—
Gain on repurchase of Series G preferred stock	3	37	—
Net loss attributable to common stockholders	$(7,738)	$(1,529)	$(3,392)
Loss per weighted average share of common stock - basic & diluted
Loss attributable to common stockholders	$(0.19)	$(0.04)	$(0.09)
Weighted average shares of common stock outstanding
Basic and Diluted	39,943,167	38,950,734	36,537,306
Distributions declared per common share	$1.200000	$1.504800	$1.502175
Earnings per weighted average share of senior common stock	$1.05	$1.05	$1.05
Weighted average shares of senior common stock outstanding - basic	409,903	436,667	664,898
Comprehensive income
Change in unrealized gain related to interest rate hedging instruments, net	$(4,853)	$12,115	$2,854
Other Comprehensive (loss) gain	(4,853)	12,115	2,854
Net income	$4,922	$10,782	$10,895
Comprehensive income	$69	$22,897	$13,749
Comprehensive loss attributable to OP Units held by Non-controlling OP Unitholders	63	23	40
Total comprehensive income available to the Company	$132	$22,920	$13,789

(1)Refer to Note 2 “Related-Party Transactions”

The accompanying notes are an integral part of these consolidated financial statements.

Gladstone Commercial Corporation
Consolidated Statements of Equity
(Dollars in Thousands)

	Series F Preferred Stock	Common Stock	Senior Common Stock	Senior Common Stock	Common Stock	Series F Preferred Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income	Distributions in Excess of Accumulated Earnings	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
Balance at December 31, 2020	116,674	35,331,970	750,372	$1	$35	$—	$626,533	$(4,345)	$(410,589)	$211,635	$2,854	$214,489
Issuance of common stock and Series F preferred stock, net	306,246	1,771,277	—	—	2	—	43,525	—	—	43,527	—	43,527
Conversion of senior common stock to common stock	—	124,301	(150,311)	—	—	—	—	—	—	—	—	—
Distributions declared to common, senior common, preferred stockholders and Non-controlling OP Unit holders	—	—	—	—	—	—	—	—	(67,114)	(67,114)	(479)	(67,593)
Comprehensive income	—	—	—	—	—	—	—	2,854	—	2,854	—	2,854
Reclassification into interest expense	—	—	—	—	—	—	—	145	—	145	—	145
Redemptions of OP Units	—	246,039	—	—	—	—	4,812	—	—	4,812	(4,812)	—
Redemption of Series D preferred stock, net	—	—	—	—	—	—	—	—	(2,141)	(2,141)	—	(2,141)
Adjustment to OP Units held by Non-controlling OP Unitholders resulting from changes in ownership of the Operating Partnership	—	—	—	—	—	—	(3,736)	—	—	(3,736)	3,736	—
Net income	—	—	—	—	—	—	—	—	10,935	10,935	(40)	10,895
Balance at December 31, 2021	422,920	37,473,587	600,061	$1	$37	$—	$671,134	$(1,346)	$(468,908)	$200,918	$1,259	$202,177
Issuance of common stock and Series F preferred stock, net	247,975	2,130,056	—	—	2	1	48,633	—	—	48,636	—	48,636
Conversion of senior common stock to common stock	—	140,716	(168,997)	—	—	—	—	—	—	—	—	—
Distributions declared to common, senior common, preferred stockholders and Non-controlling OP Unit holders	—	—	—	—	—	—	—	—	(71,027)	(71,027)	(454)	(71,481)
Comprehensive income	—	—	—	—	—	—	—	12,115	—	12,115	—	12,115
Reclassification into interest expense	—	—	—	—	—	—	—	871	—	871	—	871
Issuance of Non-controlling OP Units as consideration in real estate acquisitions, net	—	—	—	—	—	—	—	—	—	—	2,394	2,394
Redemption of Series F preferred stock, net	—	—	—	—	—	—	174	—	(10)	164	—	164
Repurchase of Series G preferred stock, net	—		—	—	—	—	—	—	37	37	—	37
Adjustment to OP Units held by Non-controlling OP Unitholders resulting from changes in ownership of the Operating Partnership	—	—	—	—	—	—	1,386	—	—	1,386	(1,386)	—
Net income	—	—	—	—	—	—	—	—	10,805	10,805	(23)	10,782
Balance at December 31, 2022	670,895	39,744,359	431,064	$1	$39	$1	$721,327	$11,640	$(529,104)	$203,904	$1,790	$205,694
Issuance of common stock and Series F preferred stock, net	247,706	238,078	—	—	1	—	7,118	—	—	7,119	—	7,119

Conversion of senior common stock to common stock	—	18,114	(24,639)	—	—	—	—	—	—	—	—	—
Retirement of senior common stock, net	—	—	—	—	—	—	52	—	—	52	—	52
Distributions declared to common, senior common, preferred stockholders and Non-controlling OP Unit holders	—	—	—	—	—	—	—	—	(60,649)	(60,649)	(457)	(61,106)
Comprehensive income	—	—	—	—	—	—	—	(4,853)	—	(4,853)	—	(4,853)
Reclassification into interest expense	—	—	—	—	—	—	—	971	—	971	—	971
Redemptions of OP Units	—	80,825	—	—	—	—	1,040	—	—	1,040	(1,040)	—
Redemption of Series F preferred stock, net	—	—	—	—	—	—	477	—	(11)	466	—	466
Repurchase of Series G preferred stock, net	—	—	—	—	—	—	—	—	3	3	—	3
Repurchase of common stock, net	—	(80,780)	—	—	—	—	998	—	—	998	—	998
Adjustment to OP Units held by Non-controlling OP Unitholders resulting from changes in ownership of the Operating Partnership	—	—	—	—	—	—	(756)	—	—	(756)	756	—
Net income	—	—	—	—	—	—	—	—	4,985	4,985	(63)	4,922
Balance at December 31, 2023	918,601	40,000,596	406,425	$1	$40	$1	$730,256	$7,758	$(584,776)	$153,280	$986	$154,266
The accompanying notes are an integral part of these consolidated financial statements.

Gladstone Commercial Corporation
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	For the year ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$4,922	$10,782	$10,895
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,856	60,154	59,149
Impairment charge	19,296	12,092	—
Gain on debt extinguishment, net	(2,830)	—	—
Gain on sale of real estate, net	(7,737)	(10,052)	1,148
Amortization of deferred financing costs	1,646	3,482	1,583
Amortization of deferred rent asset and liability, net	(7,457)	(4,215)	(3,271)
Amortization of discount and premium on assumed debt, net	41	47	52
Asset retirement obligation expense	126	99	96
Amortization of right-of-use asset from operating leases and operating lease liabilities, net	27	29	43
Operating changes in assets and liabilities
Decrease (increase) in other assets	1,483	(619)	602
Decrease in deferred rent receivable	(3,161)	(1,330)	(2,900)
(Decrease) increase in accounts payable and accrued expenses	(11)	1,600	2,834
(Decrease) increase in amount due to Adviser and Administrator	(800)	(75)	471
(Decrease) increase in other liabilities	(722)	(942)	1,418
Tenant inducement payments	—	—	(20)
Leasing commissions paid	(2,312)	(1,875)	(1,974)
Net cash provided by operating activities	$60,367	$69,177	$70,126
Cash flows from investing activities:
Acquisition of real estate and related intangible assets	$(30,018)	$(112,970)	$(100,153)
Improvements of existing real estate	(6,674)	(6,822)	(5,348)
Proceeds from sale of real estate	37,008	39,499	8,840
Receipts from lenders for funds held in escrow	4,972	5,945	3,963
Payments to lenders for funds held in escrow	(3,669)	(7,459)	(2,122)
Receipts from tenants for reserves	1,037	1,843	3,804
Payments to tenants from reserves	(1,518)	(2,549)	(3,761)
Net cash provided by (used in) investing activities	$1,138	$(82,513)	$(94,777)
Cash flows from financing activities:
Proceeds from issuance of equity	$10,225	$49,676	$144,677
Offering costs paid	(538)	(1,073)	(4,579)
Redemption of Series F preferred stock	(488)	(184)	—
Retirement of Senior Common stock	(52)	—
Repurchase of Series G preferred stock	(12)	(176)	—
Repurchase of common stock	(998)	—
Redemption of Series D perpetual preferred stock	—	—	(87,739)
Borrowings under mortgage notes payable	9,000	62,913	21,500
Payments for deferred financing costs	(400)	(5,355)	(792)
Principal repayments on mortgage notes payable	(70,083)	(153,744)	(28,470)
Borrowings on term loan	—	150,000	65,000
Repayments on term loan	—	(5,000)	—
Borrowings from revolving credit facility	123,600	111,750	69,900
Repayments on revolving credit facility	(71,100)	(122,050)	(90,250)
Increase in security deposits	104	485	98
Distributions paid for common, senior common, preferred stock and Non-controlling OP Unitholders	(60,620)	(71,092)	(67,592)
Net cash (used in) provided by financing activities	$(61,362)	$16,150	$21,753
Net increase (decrease) in cash, cash equivalents, and restricted cash	$143	$2,814	$(2,898)
Cash, cash equivalents, and restricted cash at beginning of period	$15,992	$13,178	$16,076
Cash, cash equivalents, and restricted cash at end of period	$16,135	$15,992	$13,178
SUPPLEMENTAL AND NON-CASH INFORMATION
Cash paid during year for interest	$33,136	$27,844	$23,393
Tenant funded fixed asset improvements included in deferred rent liability, net	$(1,312)	$17,898	$9,192

Acquisition of real estate and related intangible assets	$—	$—	$300
Capital improvements and leasing commissions included in accounts payable and accrued expenses	$5,475	$1,632	$512
Unrealized (loss) gain related to interest rate hedging instruments, net	$(4,853)	$12,115	$2,854
Increase in asset retirement obligation assumed in acquisition	$95	$979	$600
Non-controlling OP Units issued in connection with acquisition	$—	$2,394	$—
Series D Preferred Stock offering cost write off	$—	$—	$2,141
Dividends paid on Series F Preferred Stock via additional share issuances	$487	$389	$—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (dollars in thousands):

	For the year ended December 31,
	2023	2022	2021
Cash and cash equivalents	$11,985	$11,653	$7,956
Restricted cash	4,150	4,339	5,222
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$16,135	$15,992	$13,178

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

Subsidiaries

We conduct substantially all of our operations through the Operating Partnership. We currently control the sole general partner of the Operating Partnership and own, directly or indirectly, a majority of the limited partnership interests in the Operating Partnership (“Non-controlling OP Units”) through two of our subsidiaries, GCLP Business Trust I and II. The financial position and results of operations of the Operating Partnership are consolidated within our financial statements. As of December 31, 2023 and 2022, the Company owned 99.2% and 99.0%, respectively, of the outstanding OP Units (See Note 8, “Equity and Mezzanine Equity” for additional discussion regarding OP Units).

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

Revision of Previously Issued Financial Statements

In connection with the preparation of its financial statements for the second quarter of 2023, the Company identified errors in the calculation of depreciation of tenant funded improvement assets at a number of its properties. The Company had depreciated these assets through a term that was different than their useful lives, the correction of which resulted in changes to depreciation expense, a non-cash amount, and net income. The correction of these errors had an immaterial impact on the Incentive Fee for each period presented and had no impact on any other Advisory fees. The identified errors were included in the Company's previously issued 2021 quarterly and annual financial statements, 2022 quarterly and annual financial statements, and quarterly financial statements for the three months ended March 31, 2023. The Company evaluated the errors and determined that the related impact was not material to the Consolidated Statements of Operations and Comprehensive Income, Consolidated Balance Sheets, Consolidated Statements of Cash Flows or Consolidated Statements of Equity for any period impacted. The Company has revised the previously issued Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Income, Consolidated Statements of Equity, and Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021 to correct for such errors and these revisions are reflected in this Form 10-K. The Company will also correct previously reported financial information for these errors in its future filings, as applicable. A summary of the corrections to the impacted financial statement line items to the Company’s previously issued Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Income, Consolidated Statements of Equity, and Consolidated Statements of Cash Flows for each affected period is presented in Note 9, “Revision of Previously Issued Financial Statements.”

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

Real Estate and Lease Intangibles

We record investments in real estate at cost and capitalize improvements and replacements when they extend the useful life or improve the efficiency of the asset. We expense costs of repairs and maintenance as such costs are incurred. We generally compute depreciation using the straight-line method over the estimated useful life, or up to 39 years, for buildings, ten to 25 years for improvements, and the remaining lease term for tenant improvements.

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

Above-market and below-market in-place lease fair values for acquired properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. When determining the non-cancelable term of the lease, we evaluate which fixed-rate renewal options, if any, should be included. The capitalized above-market lease values, included in the accompanying consolidated balance sheets as part of deferred rent receivable, are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. Total amortization related to above-market lease values was $0.6 million, $0.8 million, and $0.8 million for the years ended December 31, 2023, 2022, and 2021, respectively. The capitalized below-market lease values, included in the accompanying consolidated balance sheets as part of deferred rent liability, are amortized as an increase to rental income over the remaining non-cancelable terms of the respective leases, including any below market renewal periods. Total amortization related to below-market lease values was $8.0 million, $5.1 million, and $4.1 million for the years ended December 31, 2023, 2022, and 2021, respectively.

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

The value of in-place leases and lease origination costs are amortized to amortization expense over the remaining term of the respective leases, which generally range from seven to 15 years. The value of customer relationship intangibles, which is the benefit to us resulting from the likelihood of an existing tenant renewing its lease, are amortized to amortization expense over the remaining term and any anticipated renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Total amortization expense related to these intangible assets and liabilities was $16.7 million, $19.1 million, and $20.7 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Should a tenant terminate its lease, the unamortized portion of the above-market and below-market lease values would be charged to rental income and the unamortized portion of in-place lease values, lease origination costs and customer relationship intangibles will be charged to amortization expense through the revised termination date.

Impairment Charges

We account for the impairment of real estate in accordance with ASC 360-10-35, “Property, Plant, and Equipment,” which requires us to periodically review the carrying value of each property to determine if circumstances indicate impairment of the carrying value of the investment exists or that depreciation periods should be modified. In determining if impairment exists, we consider such factors as each tenant’s payment history and financial condition, the likelihood of lease renewal, business conditions in the industry in which the tenants operate, whether there are indications that the fair value of the real estate has decreased or our intended holding period of the property is shortened. If any of the factors above indicate the possibility of impairment, we prepare a projection of the undiscounted future cash flows, without interest charges, of the specific property and determine if the carrying amount of such property is recoverable. In preparing the projection of undiscounted future cash flows, we estimate cap rates and market rental rates using information that we obtain from market comparability studies and other comparable sources, and apply the undiscounted cash flows against our expected holding period. If impairment were indicated, the carrying value of the property would be written down to its estimated fair value based on our best estimate of the property’s discounted future cash flows using market derived cap rates, discount rates and market rental rates applied against our expected hold period. We evaluate our entire portfolio of properties each quarter for any impairment indicators and perform an impairment analysis on those select properties that have an indication of impairment.

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

Cash and Cash Equivalents

We consider cash equivalents to be short-term, highly-liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase, except that any such investments purchased with funds held in escrow or similar accounts are classified as restricted cash. Items classified as cash equivalents include money-market deposit accounts. The Company maintains majority of its cash and cash equivalents with financial institutions in the U.S., which management believes to be financially sound and with minimal credit risk. At times, the balance of our cash and cash equivalents may exceed federally insurable limits.

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

Deferred Financing Costs

Deferred financing costs consist of costs incurred to obtain financing, including legal fees, origination fees and administrative fees. The costs are deferred and amortized using the straight-line method, which approximates the effective interest method, over the term of the secured financing. We made payments of $0.4 million, $5.4 million, and $0.8 million for deferred financing costs during the years ended December 31, 2023, 2022, and 2021, respectively. Total amortization expense related to deferred financing costs is included in interest expense and was $1.6 million, $3.5 million, and $1.6 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Gains (Losses) on Sale of Real Estate, Net

Gains (losses) on sale of real estate, net, consist of the excess consideration received for a property over the property carrying value at the time of sale, or gains on real estate, offset by consideration received for a property less than the property carrying value at the time of sale, or loss on sale of real estate.

Lease Revenue

Lease revenue includes rents that each tenant pays in accordance with the terms of its respective lease reported evenly over the non-cancelable term of the lease. Most of our leases contain rental increases at specified intervals. We recognize such revenues on a straight-line basis. Deferred rent receivable in the accompanying consolidated balance sheet includes the cumulative difference between lease revenue, as recorded on a straight-line basis, and rents received from the tenants in accordance with the lease terms, along with the capitalized above-market in-place lease values of certain acquired properties. Deferred rent liability in the accompanying consolidated balance sheet includes the capitalized below-market in-place lease values of certain acquired properties. Accordingly, we determine, in our judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. We review deferred rent receivable, as it relates to straight line rents, on a quarterly basis and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the geographic area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, we record an allowance for uncollectible accounts or record a direct write-off of the specific rent receivable. We incurred $0.4 million, $0.4 million, and $0.4 million in deferred rent write offs during each of the years ended December 31, 2023, 2022, and 2021, respectively.

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

On January 1, 2020, we completed the integration of the accounting records of certain of our triple net leased third-party asset managed properties into our accounting system and paid property operating expenses out of our operating bank accounts. For periods prior to January 1, 2020, we recorded property operating expenses and offsetting lease revenues for these certain triple net leased properties on a net basis. Beginning January 1, 2020, we began to record the property operating expenses and offsetting lease revenues for these triple net leased properties on a gross basis, as we have amended our process whereby we are paying operating expenses on behalf of our tenants and receiving reimbursement; whereas, previously these tenants were paying these expenses directly, with limited insight provided to us.

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

We may recognize a tax benefit from an uncertain tax position when it is more-likely-than-not (defined as a likelihood of more than 50%) that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. If a tax position does not meet the more-likely-than-not recognition threshold, despite our belief that the filing position is supportable, the benefit of that tax position is not recognized in the statements of operations. We recognize interest and penalties, as applicable, related to unrecognized tax benefits as a component of income tax expense. We recognize unrecognized tax benefits in the period that the uncertainty is eliminated by either affirmative agreement of the uncertain tax position by the applicable taxing authority, or by expiration of the applicable statute of limitation. For the years ended December 31, 2023, 2022, and 2021, we did not record any provisions for uncertain tax positions.

Asset Retirement Obligations

ASC 410, “Asset Retirement and Environmental Obligation,” requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. ASC 410-20-20 clarifies that the term “Conditional Asset Retirement Obligation” refers to a legal obligation (pursuant to existing laws or by contract) to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. ASC 410-20-25-6 clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We have accrued a liability at the present value of the estimated payments expected to be made and corresponding increase to the cost of the related properties for disposal related to all properties constructed prior to 1985 that have, or may have, asbestos present in the building. The liabilities are accreted to their estimated obligation over the life of the leases for the respective properties. We accrued $0.1 million, $1.0 million, and $0.6 million of liabilities in connection with acquisitions for the years ended December 31, 2023, 2022, and 2021, respectively. We recorded accretion expense of $0.1 million in each of the years ended December 31, 2023, 2022, and 2021, to general and administrative expense. Costs of future expenditures for obligations are discounted to their present value. The aggregate undiscounted obligation on all properties is $10.5 million and the discount rates used in the calculations range from 2.0% to 7.0%. We do not expect to make any material payments in conjunction with these obligations in each of the next five years.

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

Comprehensive Income

We record the effective portion of changes in the fair value of the interest rate cap and swap agreements that qualify as cash flow hedges to accumulated other comprehensive income. For the years ended December 31, 2023, 2022, and 2021, we reconciled net income to comprehensive income on the consolidated statements of operations and comprehensive income in the accompanying consolidated financial statements.

Segment Reporting

We manage our operations on an aggregated, single segment basis for purposes of assessing performance and making operating decisions, and, accordingly, have only one reporting and operating segment.

2. Related-Party Transactions

Gladstone Management Corporation and Gladstone Administration, LLC

We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator, which collectively employ all of our personnel and pay their salaries, benefits, and general expenses directly. Both our Adviser and Administrator are affiliates of ours, as their parent company is owned and controlled by Mr. Gladstone, our chairman and chief executive officer. Two of our executive officers, Mr. Gladstone and Mr. Brubaker (our chief operating officer) serve as directors and executive officers of our Adviser and our Administrator. Our president, Mr. Cooper, is also an executive managing director of our Adviser. Michael LiCalsi, our general counsel and secretary, also serves as our Administrator’s president, general counsel and secretary. We have entered into an advisory agreement with our Adviser, as amended from time to time (the “Advisory Agreement”), and an administration agreement with our Administrator (the “Administration Agreement”). The services and fees under the Advisory Agreement and Administration Agreement are described below. At December 31, 2023 and December 31, 2022, $2.6 million and $3.4 million, respectively, was collectively due to our Adviser and Administrator.

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

For the years ended December 31, 2023, 2022, and 2021, we recorded a base management fee of $6.4 million, $6.3 million, and $5.9 million, respectively.

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

On January 10, 2023, the Company amended and restated the Sixth Amended Advisory Agreement by entering into the Seventh Amended and Restated Investment Advisory Agreement between the Company and the Adviser (the “Seventh Amended Advisory Agreement”). The Company’s entrance into the Amended Agreement was approved unanimously by our Board of Directors, including specifically, our independent directors. The Seventh Amended Advisory Agreement contractually eliminated the payment of the incentive fee, as applicable, for the quarters ended March 31, 2023 and June 30, 2023. The calculation of the other fees remains unchanged.

On July 11, 2023, the Company entered into the Eighth Amended Advisory Agreement (the “Eighth Amended Advisory Agreement”), as approved unanimously by our Board of Directors, including specifically, our independent directors. The Eighth Amended Advisory Agreement contractually eliminated the payment of the incentive fee for the quarters ended September 30, 2023 and December 31, 2023. In addition, the Eighth Amended Advisory Agreement also clarified that for any future quarter whereby an incentive fee would exceed by greater than 15% the average quarterly incentive fee paid, the measurement would be versus the last four quarters where an incentive fee was actually paid. The calculation of the other fees remains unchanged.

For the year ended December 31, 2023, the contractually eliminated incentive fee would have been $4.6 million. For the years ended December 31, 2022 and 2021, we recorded an incentive fee of $5.3 million and $4.9 million, respectively. Our Advisor issued a waiver of the incentive fee of $0.02 million during the year ended December 31, 2021. Our Adviser did not waive any portion of the incentive fee for the year ended December 31, 2022. Waivers are non-contractual, unconditional, and irrevocable and cannot be recouped by the Adviser in the future.

Capital Gain Fee

Under the Advisory Agreement, we will pay to the Adviser a capital gains-based incentive fee that will be calculated and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement). In determining the capital gain fee, we calculate aggregate realized capital gains and aggregate realized capital losses for the applicable time period. For this purpose, aggregate realized capital gains and losses, if any, equals the realized gain or loss calculated by the difference between the sales price of the property, less any costs to sell the property and the all-in acquisition cost of the disposed property. At the end of the fiscal year, if this number is positive, then the capital gain fee payable for such time period shall equal 15.0% of such amount. No capital gain fee was recognized during the years ended December 31, 2023, 2022, or 2021.

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

Administration Agreement

Under the terms of the Administration Agreement, we pay separately for our allocable portion of our Administrator’s overhead expenses in performing its obligations to us including, but not limited to, rent and our allocable portion of the salaries and benefits expenses of our Administrator’s employees, including, but not limited to, our chief financial officer, treasurer, chief compliance officer, general counsel and secretary (who also serves as our Administrator’s president, general counsel and secretary), and their respective staffs. Our allocable portion of the Administrator’s expenses are generally derived by multiplying our Administrator’s total expenses by the approximate percentage of time the Administrator’s employees perform services for us in relation to their time spent performing services for all companies serviced by our Administrator under contractual agreements. We believe that the methodology of allocating the Administrator’s total expenses by approximate percentage of time services were performed among all companies serviced by our Administrator more closely approximates fees paid to actual services performed. For the years ended December 31, 2023, 2022, and 2021, we recorded an administration fee of $2.4 million, $1.9 million, and $1.4 million, respectively. Our Board of Directors reviews and considers approving or renewing the Administration Agreement each July.

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

Mortgage Financing Arrangement Agreement

We entered into an agreement with Gladstone Securities, effective June 18, 2013, for it to act as our non-exclusive agent to assist us with arranging mortgage financing for properties we own. In connection with this engagement, Gladstone Securities will, from time to time, continue to solicit the interest of various commercial real estate lenders or recommend to us third party lenders offering credit products or packages that are responsive to our needs. We pay Gladstone Securities a financing fee in connection with the services it provides to us for securing mortgage financing on any of our properties. The amount of these financing fees, which are payable upon closing of the financing, are based on a percentage of the amount of the mortgage, generally ranging from 0.15% to a maximum of 1.0% of the mortgage obtained. The amount of the financing fees may be reduced or eliminated, as determined by us and Gladstone Securities, after taking into consideration various factors, including, but not limited to, the involvement of any third party brokers and market conditions. We paid financing fees to Gladstone Securities of $0.1 million, $0.3 million, and $0.1 million during the years ended December 31, 2023, 2022, and 2021, respectively, which are included in mortgage notes payable, net, in the consolidated balance sheets, or 0.29%, 0.33%, and 0.33% of total mortgage principal secured or extended during the respective periods. Our Board of Directors renewed the agreement for an additional year, through August 31, 2024, at its July 2023 meeting.

Dealer Manager Agreement

On February 20, 2020, we entered into a dealer manager agreement, as amended by that certain First Amendment on February 9, 2023 (the “Dealer Manager Agreement”), whereby Gladstone Securities will act as the exclusive dealer manager in connection with our offering (the “Offering”) of up to (i) 20,000,000 shares of our 6.00% Series F Cumulative Redeemable Preferred Stock of the Company, par value $0.001 per share (the “Series F Preferred Stock”), on a “reasonable best efforts” basis (the “Primary Offering”), and (ii) 6,000,000 shares of Series F Preferred Stock pursuant to our distribution reinvestment plan (the “DRIP”) to those holders of the Series F Preferred Stock who participate in such DRIP. The Series F Preferred Stock is registered with the SEC pursuant to a registration statement on Form S-3 (File No. 333-268549), as the same may be amended and/or supplemented (the “2022 Registration Statement”), under the Securities Act of 1933, as amended, and will be offered and sold pursuant to a prospectus supplement, dated February 9, 2023, and a base prospectus dated November 23, 2022 relating to the 2022 Registration Statement (the “Prospectus”). During the years ended December 31, 2021, 2022 and 2023, the Series F Preferred Stock was registered with the SEC pursuant to a registration statement on Form S-3 (File No. 333-236143), and offered and sold pursuant to a prospectus supplement, dated February 20, 2020, and a base prospectus dated February 11, 2020.

Under the Dealer Manager Agreement, Gladstone Securities, as dealer manager, will provide certain sales, promotional and marketing services to the Company in connection with the Offering, and the Company will pay Gladstone Securities (i) selling commissions of 6.0% of the gross proceeds from sales of Series F Preferred Stock in the Primary Offering (the “Selling Commissions”), and (ii) a dealer manager fee of 3.0% of the gross proceeds from sales of Series F Preferred Stock in the Primary Offering (the “Dealer Manager Fee”). No Selling Commissions or Dealer Manager Fee shall be paid with respect to Shares sold pursuant to the DRIP. Gladstone Securities may, in its sole discretion, reallow a portion of the Dealer Manager Fee to participating broker-dealers in support of the Offering. We paid fees of $0.5 million, $0.5 million, and $0.7 million to Gladstone Securities during the years ended December 31, 2023, 2022 and 2021, respectively, in connection with the Offering.

3. Loss per Share of Common Stock

The following tables set forth the computation of basic and diluted loss per share of common stock for the years ended December 31, 2023, 2022 and 2021, respectively. The OP Units held by Non-controlling OP Unitholders (which may be redeemed for shares of common stock) have been excluded from the diluted earnings per share calculation, as there would be no effect on the amounts since the Non-controlling OP Unitholders’ share of income would also be added back to net income. Net income figures are presented net of such non-controlling interests in the earnings per share calculation.

We computed basic loss per share for the years ended December 31, 2023, 2022 and 2021, respectively, using the weighted average number of shares outstanding during the periods. Diluted loss per share for the years ended December 31, 2023, 2022 and 2021, reflects additional shares of common stock related to our convertible Senior Common Stock, if the effect would be dilutive, that would have been outstanding if dilutive potential shares of common stock had been issued, as well as an adjustment to net loss attributable to common stockholders as applicable to common stockholders that would result from their assumed issuance (dollars in thousands, except per share amounts).

	For the year ended December 31,
	2023	2022	2021
Calculation of basic loss per share of common stock:
Net loss attributable to common stockholders	$(7,738)	$(1,529)	$(3,392)
Denominator for basic weighted average shares of common stock (1)	39,943,167	38,950,734	36,537,306
Basic loss per share of common stock	$(0.19)	$(0.04)	$(0.09)
Calculation of diluted loss per share of common stock:
Net loss attributable to common stockholders	$(7,738)	$(1,529)	$(3,392)
Net loss attributable to common stockholders plus assumed conversions (2)	$(7,738)	$(1,529)	$(3,392)
Denominator for basic weighted average shares of common stock (1)	39,943,167	38,950,734	36,537,306
Effect of convertible Senior Common Stock (2)	—	—	—
Denominator for diluted weighted average shares of common stock (2)	39,943,167	38,950,734	36,537,306
Diluted loss per share of common stock	$(0.19)	$(0.04)	$(0.09)
(1)The weighted average number of OP Units held by Non-controlling OP Unitholders was 382,563, 294,941, and 316,987 for the years ended December 31, 2023, 2022, and 2021, respectively.
(2)We excluded convertible shares of Senior Common Stock of 345,132, 363,246 and 503,962 from the calculation of diluted earnings per share for the years ended December 31, 2023, 2022 and 2021, respectively, because it was anti-dilutive.

4. Real Estate and Intangible Assets

Real Estate

The following table sets forth the components of our investments in real estate as of December 31, 2023 and 2022, respectively, excluding real estate held for sale as of December 31, 2023 (dollars in thousands):

	December 31, 2023	December 31, 2022
Real estate:
Land (1)	$143,442	$152,916
Building and improvements	1,020,661	1,069,407
Tenant improvements	57,261	64,974
Accumulated depreciation	(299,662)	(286,150)
Real estate, net	$921,702	$1,001,147
(1)This amount includes $4,436 of land value subject to land lease agreements which we may purchase at our option for a nominal fee.

Real estate depreciation expense on building and tenant improvements was $41.2 million, $41.1 million, and $38.4 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Acquisitions

During the years ended December 31, 2023 and 2022, we acquired five and 13 properties, respectively, which are summarized below (dollars in thousands):

Year Ended		Aggregate Square Footage	Weighted Average Lease Term	Aggregate Purchase Price	Aggregate Capitalized Acquisition Costs
December 31, 2023	(1)	321,432	19.3 years	$30,018	$528
December 31, 2022	(2)	1,238,680	14.5 years	$115,364	$1,014
(1)On April 14, 2023, we acquired a 76,089 square foot property in Riverdale, Illinois for $5.4 million. The property is fully leased to one tenant and had 20.0 years of remaining lease term at the time we acquired the property. On July 10, 2023, we acquired a 7,714 square foot property in Dallas-Fort Worth, Texas for $3.0 million. The property is fully leased to one tenant and had 9.9 years of remaining lease term at the time we acquired the property. On July 28, 2023, we acquired a 100,000 square foot property in Dallas-Fort Worth, Texas for $9.2 million. The property is fully leased to one tenant and had 20.0 years of remaining lease term at the time we acquired the property. On October 12, 2023, we acquired a 69,920 square foot property in Allentown, Pennsylvania for $7.9 million. The property is fully leased to one tenant and had 20.1 years of remaining lease term at the time we acquired the property. On November 3, 2023, we acquired a 67,709 square foot property in Indianapolis, Indiana for $4.6 million. The property is fully leased to one tenant and had 20.1 years of remaining lease term at the time we acquired the property.
(2)On February 24, 2022, we acquired an 80,000 square foot property in Wilkesboro, North Carolina for $7.5 million. The property is fully leased to one tenant and had 12.7 years of remaining lease term at the time we acquired the property. On March 11, 2022, we acquired a 56,000 square foot property portfolio in Oklahoma City, Oklahoma for $6.0 million. The property is fully leased to one tenant and had 7.0 years of remaining lease term at the time we acquired the portfolio. On May 4, 2022, we acquired a 260,719 square foot, two-property portfolio in Cleveland, Ohio and Fort Payne, Alabama for $19.5 million. On May 12, 2022, we acquired a 345,584 square foot, three-property portfolio in Wilmington, North Carolina, for $18.9 million. These properties are fully leased to one tenant and had 13.1 years of remaining lease term at the time we acquired the portfolio. On August 5, 2022, we acquired a 246,000 square foot, two-property portfolio in Bridgeton, New Jersey and Vineland, New Jersey for $32.7 million. These properties are fully leased to one tenant and had 15.1 years of remaining lease term at the time we acquired the property. On September 16, 2022, we acquired a 67,328 square foot property in Jacksonville, Florida for $8.1 million. This property is fully leased to one tenant and had 20.0 years of remaining lease term at the time we acquired the property. On September 20, 2022, we acquired a 49,375 square foot property in Fort Payne, Alabama for $5.6 million. This property is fully leased to one tenant and had 14.8 years of remaining lease term at the time we acquired the property. On October 26, 2022, we acquired a 68,674 square foot property in Denver, Colorado for $12.1 million. This property is fully leased to one tenant and had 20.0 years of remaining lease term at the time we acquired the property. On December 21, 2022, we acquired a 65,000 square foot property in Greenville, South Carolina for $5.0 million. The property is fully leased to one tenant and had 12.0 years of remaining lease term at the time we acquired the property.

We determined the fair value of assets acquired and liabilities assumed related to the properties acquired during the years ended December 31, 2023 and 2022, respectively, as follows (dollars in thousands):

	Year ended December 31, 2023		Year ended December 31, 2022
Acquired assets and liabilities	Purchase price		Purchase price
Land	$4,629		$11,587
Building	19,726		85,774
Tenant Improvements	997		1,939
In-place Leases	1,642		5,927
Leasing Costs	2,733		6,888
Customer Relationships	684		3,352
Above Market Leases	—		500	(1)
Below Market Leases	(393)	(2)	(603)	(2)
Total Purchase Price	$30,018		$115,364
(1)This amount includes $181 of loans receivable included in Other assets on the consolidated balance sheets.
(2)This amount includes $393 and $32 of prepaid rent included in Other liabilities on the consolidated balance sheets, respectively.

Future Lease Payments

Future operating lease payments from tenants under non-cancelable leases, excluding tenant reimbursement of expenses, for each of the five succeeding fiscal years and thereafter is as follows (dollars in thousands):

Year	Tenant Lease Payments
2024	$113,627
2025	111,796
2026	106,207
2027	90,925
2028	77,945
Thereafter	389,670
$890,170

In accordance with the lease terms, substantially all operating expenses are required to be paid by the tenant; however, we would be required to pay operating expenses on the respective properties in the event the tenants fail to pay them.

Lease Revenue Reconciliation

The table below sets forth the allocation of lease revenue between fixed contractual lease payments and variable lease payments for the years ended December 31, 2023, 2022, and 2021, respectively (dollars in thousands):

	For the year ended December 31,
	(Dollars in Thousands)
Lease revenue reconciliation	2023	2022	2021
Fixed lease payments	$130,551	$132,032	$121,303
Variable lease payments	17,033	16,949	16,385
	$147,584	$148,981	$137,688

At December 31, 2023 and 2022, accounts receivable from tenants totaled $1.5 million and $1.1 million, respectively, included in other assets on the consolidated balance sheets.

Legal Settlements

In August 2021, we reached separate legal settlements through which we recognized $2.4 million, net, recorded in other income on the consolidated statement of operations and comprehensive income.

Intangible Assets

The following table summarizes the carrying value of intangible assets, liabilities and the accumulated amortization for each intangible asset and liability class as of December 31, 2023 and 2022, excluding real estate held for sale as of December 31, 2023 (dollars in thousands):

	December 31, 2023		December 31, 2022
	Lease Intangibles	Accumulated Amortization	Lease Intangibles	Accumulated Amortization
In-place leases	$98,615	$(63,269)	$104,394	$(63,240)
Leasing costs	84,844	(46,096)	85,038	(45,501)
Customer relationships	63,185	(36,231)	69,586	(38,655)
	$246,644	$(145,596)	$259,018	$(147,396)
	Deferred Rent Receivable/(Liability)	Accumulated (Amortization)/Accretion	Deferred Rent Receivable/(Liability)	Accumulated (Amortization)/Accretion
Above market leases	$13,431	$(10,675)	$15,371	$(11,909)
Below market leases and deferred revenue	(59,411)	30,087	(66,138)	26,141

Total amortization expense related to in-place leases, leasing costs and customer relationship lease intangible assets was $16.7 million, $19.1 million, and $20.7 million for the years ended December 31, 2023, 2022, and 2021, respectively, and is included in depreciation and amortization expense in the consolidated statement of operations and comprehensive income.

Total amortization related to above-market lease values was $0.6 million, $0.8 million, and $0.8 million for the years ended December 31, 2023, 2022, and 2021, respectively, and is included in lease revenue in the consolidated statement of operations and comprehensive income.

Total amortization related to below-market lease values was $8.0 million, $5.1 million, and $4.1 million for the years ended December 31, 2023, 2022, and 2021, respectively, and is included in lease revenue in the consolidated statement of operations and comprehensive income.

The weighted average amortization periods in years for the intangible assets acquired and liabilities assumed during the years ended December 31, 2023 and 2022, respectively, were as follows:

Intangible Assets & Liabilities	2023	2022
In-place leases	18.9	14.8
Leasing costs	18.9	14.8
Customer relationships	26.3	20.5
Above market leases	0.0	16.3
Below market leases	20.1	13.0
All intangible assets & liabilities	21.1	16.2

The estimated aggregate amortization expense to be recorded for in-place leases, leasing costs and customer relationships for each of the five succeeding fiscal years and thereafter is as follows, excluding real estate held for sale as of December 31, 2023 (dollars in thousands):

Year	Estimated Amortization Expense of In-Place Leases, Leasing Costs and Customer Relationships
2024	$16,225
2025	14,201
2026	12,490
2027	10,853
2028	8,818
Thereafter	38,461
$101,048

The estimated aggregate rental income to be recorded for the amortization of both above and below market leases for each of the five succeeding fiscal years and thereafter is as follows, excluding real estate held for sale as of December 31, 2023 (dollars in thousands):

Year	Net Increase to Rental Income Related to Above and Below Market Leases (1)
2024	$6,188
2025	6,006
2026	3,814
2027	2,522
2028	2,525
Thereafter	5,372
$26,427
(1)Does not include ground lease amortization of $141.

5. Real Estate Dispositions, Held for Sale, and Impairment Charges

Real Estate Dispositions

During the year ended December 31, 2023, we continued to execute our capital recycling program, whereby we sold properties outside of our core markets and redeployed proceeds to either fund property acquisitions in our target secondary growth markets, or repay outstanding debt. We expect to continue to execute our capital recycling plan and sell non-core properties as reasonable disposition opportunities become available. During the year ended December 31, 2023, we sold seven non-core properties, located in Baytown, Texas; Birmingham, Alabama; Pittsburgh, Pennsylvania; Eatontown, New Jersey; Taylorsville, Utah; Columbia, South Carolina; and Blaine, Minnesota, which are summarized in the table below (dollars in thousands):

Aggregate Square Footage Sold	Aggregate Sales Price	Aggregate Sales Costs	Aggregate Impairment Charge for the Twelve Months Ended December 31, 2023	Aggregate Gain on Sale of Real Estate, net
445,036	$39,634	$2,626	$3,591	$7,737

Our 2023 dispositions were not classified as discontinued operations because they did not represent a strategic shift in operations, nor will they have a major effect on our operations and financial results. Accordingly, the operating results of these properties are included within continuing operations for all periods reported.

The table below summarizes the components of operating income from the real estate and related assets disposed of during the years ended December 31, 2023, 2022, and 2021, respectively (dollars in thousands):

	For the year ended December 31,
	2023		2022		2021
Operating revenue	$2,223		$7,426		$8,234
Operating expense	3,816	(1)	16,529	(3)	7,222
Other income (expense), net	9,884	(2)	(1,545)		(1,649)
Income (expense) from real estate and related assets sold	$8,291		$(10,648)		$(637)
(1)Includes a $3.6 million impairment charge.
(2)Includes a $7.7 million gain on sale of real estate, net, from seven property sales and a $2.8 million gain on debt extinguishment from one property sale.
(3)Includes a $10.7 million impairment charge.

Real Estate Held for Sale

At December 31, 2023, we had three properties classified as held for sale, located in Richardson, Texas; Columbus, Ohio; and Tifton, Georgia. We consider these assets to be non-core to our long term strategy.

At December 31, 2022, we had one property classified as held for sale, located in Columbia, South Carolina.

The table below summarizes the components of the assets held for sale at December 31, 2023 reflected on the accompanying consolidated balance sheet (dollars in thousands):

	December 31, 2023	December 31, 2022
Total real estate held for sale	$27,496	$3,293
Lease intangibles, net	1,284	—
Deferred rent receivable, net	7	—
Total Assets Held for Sale	$28,787	$3,293
Liabilities Held for Sale
Deferred rent liability, net	$676	$—
Total Liabilities Held for Sale	$676	$—

Impairment Charges

We evaluated our portfolio for triggering events to determine if any of our held and used assets were impaired during the year ended December 31, 2023 and identified two held and used assets, located in Draper, Utah and Egg Harbor, New Jersey, which were impaired by an aggregate $8.0 million during the quarters ended September 30, 2023 and December 31, 2023. In performing our impairment testing, the undiscounted cash flows were below the carrying value, which resulted in us recognizing an impairment charge.

We evaluated our held for sale assets to determine if any of these assets were impaired during the year ended December 31, 2023 and identified three held for sale assets, located in Richardson, Texas, Taylorsville, Utah, and Columbus, Ohio, which were impaired by an aggregate $11.3 million during the three months ended June 30, 2023 and December 31, 2023. In performing our held for sale assessment, the carrying value of this asset was above the fair value, less costs of sale. As a result, we impaired this property to equal the fair market value less costs of sale. The property was sold during the year ended December 31, 2023.

During the year ended December 31, 2022, we identified one held and used asset, located in Columbia, South Carolina, which was impaired by $10.7 million. In performing our impairment testing, the undiscounted cash flow for this asset was below the carrying value. As the undiscounted cash flows for this asset was below the carrying value, we evaluated the fair value of the asset using a third-party expert to determine the fair value for this asset, which resulted in us recognizing an impairment charge. We also identified one held for sale asset, located in Parsippany, New Jersey, which was impaired by $1.4 million. In performing our held for sale assessment, the carrying value of this asset was above the fair value, less costs of sale, which resulted in us recognizing an impairment charge.

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

Our mortgage notes payable and Credit Facility as of December 31, 2023 and December 31, 2022 are summarized below (dollars in thousands):

	Encumbered properties at		Carrying Value at		Stated Interest Rates at		Scheduled Maturity Dates at
	December 31, 2023		December 31, 2023	December 31, 2022	December 31, 2023		December 31, 2023
Mortgage and other secured loans:
Fixed rate mortgage loans	47		$298,122	$362,037	(1)		(2)
Premiums and discounts, net	—		(42)	(83)	N/A		N/A
Deferred financing costs, mortgage loans, net	—		(2,227)	(2,565)	N/A		N/A
Total mortgage notes payable, net	47		$295,853	$359,389	(3)
Variable rate revolving credit facility	85	(6)	$75,750	$23,250	SOFR + 1.50%	(4)	8/18/2026
Total revolver	85		$75,750	$23,250
Variable rate term loan facility A	—		160,000	160,000	SOFR + 1.45%	(4)	8/18/2027
Variable rate term loan facility B	—		60,000	60,000	SOFR + 1.45%	(4)	2/11/2026
Variable rate term loan facility C	—		150,000	150,000	SOFR + 1.45%	(4)	2/18/2028
Deferred financing costs, term loan facility	—		(2,742)	(3,433)	N/A		N/A
Total term loan, net	N/A		$367,258	$366,567
Total mortgage notes payable and credit facility	132		$738,861	$749,206	(5)
(1)Interest rates on our fixed rate mortgage notes payable vary from 2.80% to 6.63%.
(2)We have 41 mortgage notes payable with maturity dates ranging from June 18, 2024 through August 1, 2037.
(3)The weighted average interest rate on the mortgage notes outstanding at December 31, 2023, was approximately 4.19%.
(4)As of December 31, 2023, SOFR was approximately 5.38%.
(5)The weighted average interest rate on all debt outstanding at December 31, 2023, was approximately 5.78%.
(6)The amount we may draw under our Credit Facility is based on a percentage of the fair value of a combined pool of 85 unencumbered properties as of December 31, 2023.
N/A - Not Applicable

Mortgage Notes Payable

As of December 31, 2023, we had 41 mortgage notes payable, collateralized by a total of 47 properties with a net book value of $480.2 million. We have limited recourse liabilities that could result from any one or more of the following circumstances: a borrower voluntarily filing for bankruptcy, improper conveyance of a property, fraud or material misrepresentation, misapplication or misappropriation of rents, security deposits, insurance proceeds or condemnation proceeds, or physical waste or damage to the property resulting from a borrower’s gross negligence or willful misconduct. As of December 31, 2023, we did not have any recourse mortgages. We will also indemnify lenders against claims resulting from the presence of hazardous substances or activity involving hazardous substances in violation of environmental laws on a property.

During the year ended December 31, 2023, we repaid six mortgages collateralized by six properties, which are summarized below (dollars in thousands):

Fixed Rate Debt Repaid	Interest Rate on Fixed Rate Debt Repaid
$58,864	4.69%

During the year ended December 31, 2023, we issued three mortgages, collateralized by three properties, which are summarized below (dollars in thousands):

Aggregate Fixed Rate Debt Issued	Weighted Average Interest Rate on Fixed Rate Debt
$9,000	6.10%

During the year ended December 31, 2023, we extended the maturity date of one mortgage, collateralized by one property, which is summarized in the table below (dollars in thousands):

Fixed Rate Debt Extended	Interest Rate on Fixed Rate Debt Extended	Extension Term
$8,769	6.50%	1.0 year

Scheduled principal payments of mortgage notes payable for each of the five succeeding fiscal years and thereafter are as follows (dollars in thousands):

Year	Scheduled Principal Payments
2024	$25,079
2025	36,457
2026	35,087
2027	95,039
2028	37,115
Thereafter	69,345
	$298,122	(1)
(1)This figure does not include $(0.04) million premiums and (discounts), net, and $2.2 million of deferred financing costs, which are reflected in mortgage notes payable on the consolidated balance sheets.

We believe we will be able to address all mortgage notes payable maturing over the next 12 months through a combination of refinancing our existing indebtedness, cash from operations, proceeds from one or more equity offerings and availability on our Credit Facility.

Interest Rate Caps and Swaps

We have entered into interest rate cap agreements that cap the interest rate on certain of our variable-rate debt and we have assumed or entered into interest rate swap agreements in which we hedged our exposure to variable interest rates by agreeing to pay fixed interest rates to our respective counterparty. We have adopted the fair value measurement provisions for our financial instruments recorded at fair value. The fair value guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Generally, we will estimate the fair value of our interest rate caps and interest rate swaps, in the absence of observable market data, using estimates of value including estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. At December 31, 2023 and 2022, our interest rate cap and interest rate swap agreements were valued using Level 2 inputs.

The fair value of the interest rate cap agreements is recorded in other assets on our accompanying consolidated balance sheets. We record changes in the fair value of the interest rate cap agreements quarterly based on the current market valuations at quarter end. If the interest rate cap qualifies for hedge accounting, the change in the estimated fair value is recorded to accumulated other comprehensive income to the extent that it is effective, with any ineffective portion recorded to interest expense in our consolidated statements of operations and comprehensive income. If the interest rate cap does not qualify for hedge accounting, or if it is determined the hedge is ineffective, any change in the fair value is recognized in interest expense in our consolidated statements of operations and comprehensive income. During the next 12 months, we estimate that an additional $4.3 million will be reclassified out of accumulated other comprehensive income into interest expense in our consolidated statements of operations and comprehensive income, as a reduction to interest expense. The following table summarizes the interest rate caps at December 31, 2023 and 2022 (dollars in thousands):

		December 31, 2023		December 31, 2022
Aggregate Cost		Aggregate Notional Amount	Aggregate Fair Value	Aggregate Notional Amount	Aggregate Fair Value
$141	(1)	$65,000	$684	$225,000	$4,629
(1)We have entered into various interest rate cap agreements on new variable rate debt with SOFR caps ranging from 1.49% to 1.75%.

We have entered into interest rate swap agreements in connection with certain of our acquisitions, whereby we will pay our counterparty a fixed interest rate on a monthly basis, and receive payments from our counterparty equivalent to the stipulated floating rate. The fair value of our interest rate swap agreements are recorded in other liabilities on our accompanying consolidated balance sheets. We have designated our interest rate swaps as cash flow hedges, and we record changes in the fair value of the respective interest rate swap agreement to accumulated other comprehensive income on the consolidated balance sheets. We record changes in fair value on a quarterly basis, using current market valuations at quarter end. The following table summarizes our interest rate swaps at December 31, 2023 and 2022 (dollars in thousands):

December 31, 2023			December 31, 2022
Aggregate Notional Amount	Aggregate Fair Value Asset	Aggregate Fair Value Liability	Aggregate Notional Amount	Aggregate Fair Value Asset	Aggregate Fair Value Liability
$361,676	$6,222	$(670)	$362,832	$8,264	$(897)

The following tables present the impact of our derivative instruments in the consolidated financial statements (dollars in thousands):

	Amount of gain, net, recognized in Comprehensive Income
	2023	2022	2021
Derivatives in cash flow hedging relationships
Interest rate caps	$(3,038)	$4,301	$174
Interest rate swaps	(1,815)	7,814	2,680
Total	$(4,853)	$12,115	$2,854

The following table presents the reclassifications of our derivative instruments out of accumulated other comprehensive income into interest expense in the consolidated financial statements (dollars in thousands):

	Amount reclassified out of Accumulated Other Comprehensive Income
	2023	2022	2021
Derivatives in cash flow hedging relationships
Interest rate caps	$(971)	$(871)	$(145)
Total	$(971)	$(871)	$(145)

The following table sets forth certain information regarding our derivative instruments (dollars in thousands):

		Asset (Liability) Derivatives Fair Value at
Derivatives Designated as Hedging Instruments	Balance Sheet Location	December 31, 2023	December 31, 2022
Interest rate caps	Other assets	$684	$4,629
Interest rate swaps	Other assets	6,222	8,264
Interest rate swaps	Other liabilities	(670)	(897)
Total derivative liabilities, net		$6,236	$11,996

The fair value of all mortgage notes payable outstanding as of December 31, 2023 was $263.3 million, as compared to the carrying value stated above of $295.9 million. The fair value is calculated based on a discounted cash flow analysis, using management’s estimate of market interest rates on long-term debt with comparable terms and loan to value ratios. The fair value was calculated using Level 3 inputs of the hierarchy established by ASC 820, “Fair Value Measurements and Disclosures.”

Credit Facility

On August 7, 2013, we procured our $60.0 million Revolver with KeyBank National Association (“KeyBank”) (serving as revolving lender, a letter of credit issuer and an administrative agent). In October 2015, we expanded our Revolver to $85.0 million and entered into Term Loan A whereby we added a $25.0 million, five-year Term Loan subject to the same leverage tiers as the Revolver, with the interest rate at each leverage tier being five basis points lower than that of the Revolver. We have the option to repay Term Loan A in full, or in part, at any time without penalty or premium prior to the maturity date.

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

On February 11, 2021, we added a new $65.0 million Term Loan B, inclusive of a $15.0 million delayed funding component, which was funded on July 20, 2021. Term Loan B has a maturity date of February 11, 2026 and a LIBOR floor of 25 basis points, plus a spread ranging from 140 to 225 basis points, depending on leverage. We entered into multiple interest rate cap agreements on Term Loan B, which cap LIBOR from 1.50% to 1.75%. We incurred fees of approximately $0.5 million in connection with issuing Term Loan B. As of December 31, 2023, there was $60.0 million outstanding under Term Loan B.

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

As of December 31, 2023, there was $445.8 million outstanding under our Credit Facility, at a weighted average interest rate of approximately 6.84% and $2.0 million outstanding under letters of credit, at a weighted average interest rate of 1.50%. As of December 31, 2023, the maximum additional amount we could draw under the Credit Facility was $44.5 million. We were in compliance with all covenants under the Credit Facility as of December 31, 2023.

The amount outstanding under the Credit Facility approximates fair value as of December 31, 2023.

7. Commitments and Contingencies

Ground Leases

We are obligated as lessee under four ground leases. Future minimum rental payments due under the terms of these leases as of December 31, 2023, are as follows (dollars in thousands):

Year	Future Lease Payments Due Under Operating Leases
2024	$493
2025	494
2026	498
2027	506
2028	510
Thereafter	5,790
Total anticipated lease payments	$8,291
Less: amount representing interest	(3,198)
Present value of lease payments	$5,093

Rental expense incurred for properties with ground lease obligations was $0.3 million, $0.4 million, and $0.5 million for the years ended December 31, 2023, 2022 and 2021, respectively. Our ground leases are treated as operating leases and rental expenses are reflected in property operating expenses on the consolidated statements of operations and comprehensive income. Our ground leases have a weighted average remaining lease term of 17.7 years and weighted average discount rate of 5.33%.

Letters of Credit

As of December 31, 2023, there was $2.0 million outstanding under letters of credit. These letters of credit are not reflected on our consolidated balance sheet.

8. Equity and Mezzanine Equity

Distributions

We paid the following distributions per share for the years ended December 31, 2023, 2022, and 2021:

	For the year ended December 31,
	2023	2022	2021
Common Stock and Non-controlling OP Units	$1.200000	$1.504800	$1.502175
Senior Common Stock	1.05	1.05	1.05
Series D Preferred Stock	—	—	0.8750	(1)
Series E Preferred Stock	1.656252	1.656252	1.656252
Series F Preferred Stock	1.50	1.50	1.50
Series G Preferred Stock	1.50	1.50	0.7500	(2)
(1)We redeemed all outstanding shares of our Series D Preferred Stock on June 30, 2021.
(2)Series G Preferred Stock was issued on June 28, 2021.

For federal income tax purposes, distributions paid to stockholders may be characterized as ordinary income, capital gains, return of capital or a combination of the foregoing. The characterization of distributions during each of the last three years is reflected in the table below:

	Ordinary Income	Return of Capital	Long-Term Capital Gains
Common Stock and OP Units
For the year ended December 31, 2021	28.14778%	71.85222%	—%
For the year ended December 31, 2022	29.60044%	70.39956%	—%
For the year ended December 31, 2023	5.39525%	94.60475%	—%
Senior Common Stock
For the year ended December 31, 2021	100.00000%	—%	—%
For the year ended December 31, 2022	100.00000%	—%	—%
For the year ended December 31, 2023	100.00000%	—%	—%
Series D Preferred Stock
For the year ended December 31, 2021	100.00000%	—%	—%
For the year ended December 31, 2022	—%	—%	—%
For the year ended December 31, 2023	—%	—%	—%
Series E Preferred Stock
For the year ended December 31, 2021	100.00000%	—%	—%
For the year ended December 31, 2022	100.00000%	—%	—%
For the year ended December 31, 2023	100.00000%	—%	—%
Series F Preferred Stock
For the year ended December 31, 2021	100.00000%	—%	—%
For the year ended December 31, 2022	100.00000%	—%	—%
For the year ended December 31, 2023	100.00000%	—%	—%
Series G Preferred Stock
For the year ended December 31, 2021	100.00000%	—%	—%
For the year ended December 31, 2022	100.00000%	—%	—%
For the year ended December 31, 2023	100.00000%	—%	—%

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

On February 22, 2022, we entered into Amendment No. 1 to the At-the-Market Equity Offering Sales Agreement, dated December 3, 2019 (together, the “Prior Common Stock Sales Agreement”). The amendment permitted shares of common stock to be issued pursuant to the Prior Common Stock Sales Agreement under the 2020 Registration Statement, and future registration statements on Form S-3 (the “Prior Common Stock ATM Program”). During the year ended December 31, 2023, we sold 0.2 million shares of common stock, raising approximately $4.0 million in net proceeds under our At-the-Market Equity Offering Sales Agreement with sales agents Baird, Goldman Sachs, Stifel, and Fifth Third. We terminated the Common Stock Sales Agreement effective February 10, 2023 in connection with the expiration of our registration statement on Form S-3 (File No. 333-236143) (the “2020 Registration Statement”) on February 11, 2023.

On March 3, 2023, we entered into an At-the-Market Equity Offering Sales Agreement (the “2023 Common Stock Sales Agreement”), with BofA Securities, Inc. (“BofA”), Goldman Sachs, Baird, KeyBanc Capital Markets Inc. (“KeyBanc”), and Fifth Third (collectively the “Common Stock Sales Agents”). In connection with the 2023 Common Stock Sales Agreement, we filed prospectus supplements dated March 3, 2023 and March 7, 2023, to the prospectus dated November 23, 2022, with the SEC, for the offer and sale of an aggregate offering amount of $250.0 million of common stock. During the year ended December 31, 2023, we sold 1,776 shares of common stock, raising approximately $0.02 million in net proceeds under the 2023 Common Stock Sales Agreement.

Common Stock Buyback Program

During the year ended December 31, 2023, we repurchased $1.0 million worth of our common stock through our common stock repurchase program.

Mezzanine Equity

Our 7.00% Series D Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”), 6.625% Series E Cumulative Redeemable Preferred Stock (“Series E Preferred Stock”) and 6.00% Series G Cumulative Redeemable Preferred Stock (“Series G Preferred Stock”), are classified as mezzanine equity in our consolidated balance sheet because all three are redeemable at the option of the stockholder upon a change of control of greater than 50% in accordance with ASC 480-10-S99 “Distinguishing Liabilities from Equity,” which requires mezzanine equity classification for preferred stock issuances with redemption features which are outside of the control of the issuer. A change in control of the Company, outside of our control, is only possible if a tender offer is accepted by over 90% of our stockholders. All other change in control situations would require input from our Board of Directors. In addition, our Series E Preferred Stock and Series G Preferred Stock are redeemable at the option of the stockholder in the event a delisting event occurs. We will periodically evaluate the likelihood that a change of control or delisting event of greater than 50% will take place, and if we deem this probable, we would adjust the Series E Preferred Stock and Series G Preferred Stock presented in mezzanine equity to their redemption value, with the offset to gain (loss) on extinguishment. We currently believe the likelihood of a change of control or delisting event of greater than 50% is remote.

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

Series D Preferred Stock Redemption

On June 30, 2021, we voluntarily redeemed all 3,509,555 outstanding shares of our Series D Preferred Stock at a redemption price of $25.1458333 per share, which represented the liquidation preference per share, plus accrued and unpaid dividends through June 30, 2021, for an aggregate redemption price of approximately $88.3 million. In connection with this redemption, we recognized a $2.1 million decrease to net income available to common stockholders pertaining to the original issuance costs incurred upon issuance of our Series D Preferred Stock.

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

Series E Preferred Stock ATM Program

We had an At-the-Market Equity Offering Sales Agreement (the “Series E Preferred Stock Sales Agreement”), with sales agents Baird, Goldman Sachs, Stifel, Fifth Third, and U.S. Bancorp Investments, Inc., pursuant to which we could, from time to time, offer to sell shares of our Series E Preferred Stock in an aggregate offering price of up to $100.0 million. We did not sell any shares of our Series E Preferred Stock pursuant to the Series E Preferred Stock Sales Agreement during the year ended December 31, 2023. We terminated the Series E Preferred Stock Sales Agreement effective February 10, 2023 in connection with the expiration of the 2020 Registration Statement on February 11, 2023.

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

Preferred Series F Continuous Offering

On February 20, 2020, we filed with the Maryland Department of Assessments and Taxation Articles Supplementary (i) setting forth the rights, preferences and terms of the Series F Preferred Stock and (ii) reclassifying and designating 26,000,000 shares of the Company’s authorized and unissued shares of common stock as shares of Series F Preferred Stock. The reclassification decreased the number of shares classified as common stock from 86,290,000 shares immediately prior to the reclassification to 60,290,000 shares immediately after the reclassification. We sold 0.2 million shares of our Series F Preferred Stock, raising $5.6 million in net proceeds during the year ended December 31, 2023.

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

Non-controlling Interests in Operating Partnership

As of December 31, 2023 and 2022, we owned approximately 99.2% and 99.0%, respectively, of the outstanding OP Units. On September 20, 2022, we issued 134,474 OP Units as partial consideration to acquire our 49,375 square foot property located in Fort Payne, Alabama for $5.6 million. During the year ended December 31, 2023, we redeemed 80,825 OP units for an equivalent amount of common stock.

The Operating Partnership is required to make distributions on each OP Unit in the same amount as those paid on each share of the Company’s common stock, with the distributions on the OP Units held by the Company being utilized to make distributions to the Company’s common stockholders.

As of December 31, 2023 and 2022, there were 310,643 and 391,468 outstanding OP Units held by Non-controlling OP Unitholders, respectively.

9. Revision of Previously Issued Financial Statements

As discussed in Note 1, the Company identified errors in its calculation of the depreciation of tenant funded improvement assets at a number of its properties. A summary of the corrections to the impacted financial statement line items in the Company’s previously issued Consolidated Statements of Operations and Comprehensive Income, Consolidated Balance Sheets, Consolidated Statements of Equity, and Consolidated Statements of Cash Flows for the years ended December 31, 2021 and December 31, 2022 included in previously filed Annual Reports on Form 10-K, is as follows:

Consolidated Statements of Operations and Comprehensive Income
	Year Ended December 31, 2021
	As Previously Reported	Adjustments	As Revised
Operating expenses
Depreciation and amortization	$60,311	$(1,162)	$59,149
Total operating expense before incentive fee waiver	$102,816	$(1,162)	$101,654
Total operating expenses	$102,800	$(1,162)	$101,638
Net income	$9,733	$1,162	$10,895
Net income available to the Company	$9,773	$1,162	$10,935
Net loss attributable to common stockholders	$(4,554)	$1,162	$(3,392)
Loss per weighted average share of common stock - basic & diluted
Loss attributable to common stockholders	$(0.12)	$0.03	$(0.09)
Comprehensive income
Net income	$9,733	$1,162	$10,895
Total comprehensive income available to the Company	$12,627	$1,162	$13,789

Consolidated Statements of Operations and Comprehensive Income
	Year Ended December 31, 2022
	As Previously Reported	Adjustments	As Revised
Operating expenses
Depreciation and amortization	$61,664	$(1,510)	$60,154
Total operating expense before incentive fee waiver	$117,758	$(1,510)	$116,248
Total operating expenses	$117,758	$(1,510)	$116,248
Net income	$9,272	$1,510	$10,782
Net income available to the Company	$9,295	$1,510	$10,805
Net loss attributable to common stockholders	$(3,039)	$1,510	$(1,529)
Loss per weighted average share of common stock - basic & diluted
Loss attributable to common stockholders	$(0.08)	$0.04	$(0.04)
Comprehensive income
Net income	$9,272	$1,510	$10,782
Total comprehensive income available to the Company	$21,410	$1,510	$22,920

Consolidated Balance Sheets
	As of December 31, 2021
	As Previously Reported	Adjustments	As Revised
ASSETS
Less: accumulated depreciation	$266,672	$385	$267,057
Total real estate, net	$958,586	$(385)	$958,201
TOTAL ASSETS	$1,143,352	$(385)	$1,142,967
EQUITY
Distributions in excess of accumulated earnings	$(468,523)	$(385)	$(468,908)
TOTAL STOCKHOLDERS' EQUITY	$201,303	$(385)	$200,918
TOTAL EQUITY	$202,562	$(385)	$202,177
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$1,143,352	$(385)	$1,142,967

Consolidated Balance Sheets
	As of December 31, 2022
	As Previously Reported	Adjustments	As Revised
ASSETS
Less: accumulated depreciation	$286,994	$(844)	$286,150
Total real estate, net	$1,000,303	$844	$1,001,147
Real estate and related assets held for sale	$3,013	$280	$3,293
TOTAL ASSETS	$1,201,509	$1,124	$1,202,633
EQUITY
Distributions in excess of accumulated earnings	$(530,228)	$1,124	$(529,104)
TOTAL STOCKHOLDERS' EQUITY	$202,780	$1,124	$203,904
TOTAL EQUITY	$204,570	$1,124	$205,694
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$1,201,509	$1,124	$1,202,633

	Consolidated Statements of Equity
	As of December 31, 2021
	Distributions in Excess of Accumulated Earnings			Total Stockholders' Equity			Total Equity
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Balance at December 31, 2020	$(409,041)	$(1,548)	$(410,589)	$213,183	$(1,548)	$211,635	$216,037	$(1,548)	$214,489
Net income	9,773	1,162	10,935	9,773	1,162	10,935	9,733	1,162	10,895
Balance at December 31, 2021	$(468,523)	$(385)	$(468,908)	$201,303	$(385)	$200,918	$202,562	$(385)	$202,177

Consolidated Statements of Equity
	As of December 31, 2022
	Distributions in Excess of Accumulated Earnings			Total Stockholders' Equity			Total Equity
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Balance at December 31, 2021	$(468,523)	$(385)	$(468,908)	$201,303	$(385)	$200,918	$202,562	$(385)	$202,177
Net income	9,295	1,510	10,805	9,295	1,510	10,805	9,272	1,510	10,782
Balance at December 31, 2022	$(530,228)	$1,124	$(529,104)	$202,780	$1,124	$203,904	$204,570	$1,124	$205,694

Consolidated Statements of Cash Flows
	Year Ended December 31, 2021
	As Previously Reported	Adjustments	As Revised
Cash flows from operating activities:
Net income	$9,733	$1,162	$10,895
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,311	(1,162)	59,149

Consolidated Statements of Cash Flows
	Year Ended December 31, 2022
	As Previously Reported	Adjustments	As Revised
Cash flows from operating activities:
Net income	$9,272	$1,510	$10,782
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,664	(1,510)	60,154

10. Subsequent Events

Distributions

On January 9, 2024, our Board of Directors declared the following monthly distributions for the months of January, February, and March of 2024:

Record Date	Payment Date	Common Stock and Non-controlling OP Unit Distributions per Share	Series E Preferred Distributions per Share	Series G Preferred Distributions per Share
January 23, 2024	January 31, 2024	$0.10	$0.138021	$0.125
February 21, 2024	February 29, 2024	0.10	0.138021	0.125
March 21, 2024	March 29, 2024	0.10	0.138021	0.125
		$0.30	$0.414063	$0.375

Series F Preferred Stock Distributions
Record Date	Payment Date	Distribution per Share
January 25, 2024	February 5, 2024	$0.125
February 27, 2024	March 5, 2024	0.125
March 26, 2024	April 5, 2024	0.125
		$0.375

Senior Common Stock Distributions
Payable to the Holders of Record During the Month of:	Payment Date	Distribution per Share
January	February 5, 2024	$0.0875
February	March 5, 2024	0.0875
March	April 5, 2024	0.0875
		$0.2625

Equity Activity

Subsequent to December 31, 2023 and through February 21, 2024, we raised $0.2 million in net proceeds from the sale of 7,580 sales of Series F Preferred Stock.

Sale Activity

On January 11, 2024, we sold our 114,786 square foot office property in Columbus, Ohio for $4.5 million. We realized a $0.3 million loss on sale, net.

GLADSTONE COMMERCIAL CORPORATION
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2023 (Dollars in Thousands)

		Initial Cost			Total Cost
Location of Property	Encumbrances	Land	Buildings & Improvements	Improvement Costs Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total (1)	Accumulated Depreciation (2)	Net Real Estate	Year Construction/ Improvements	Date Acquired
Raleigh, North Carolina (3)
Office Building	$—	$960	$4,481	$1,345	$960	$5,826	$6,786	$3,004	$3,782	1997	12/23/2003
Canton, Ohio (3)
Office Building	—	186	3,083	500	187	3,582	3,769	1,974	1,795	1994	1/30/2004
Akron, Ohio (3)
Office Building	—	1,973	6,771	4,042	1,974	10,812	12,786	4,990	7,796	1968/1999	4/29/2004
Canton, North Carolina (3)
Industrial Building	—	150	5,050	7,285	150	12,335	12,485	4,631	7,854	1998/2014	7/6/2004
Crenshaw, Pennsylvania (3)
Industrial Building	—	100	6,574	269	100	6,843	6,943	3,429	3,514	1991	8/5/2004
Lexington, North Carolina (3)
Industrial Building	—	820	2,107	69	820	2,176	2,996	1,117	1,879	1986	8/5/2004
Mt. Pocono, Pennsylvania (3)
Industrial Building	—	350	5,819	18	350	5,837	6,187	2,910	3,277	1995/1999	10/15/2004
San Antonio, Texas (3)
Office Building	—	843	7,514	3,208	843	10,722	11,565	5,082	6,483	1999	2/10/2005
Big Flats, New York (3)
Industrial Building	—	275	6,459	515	275	6,974	7,249	3,204	4,045	2001	4/15/2005
Wichita, Kansas (3)
Office Building	—	1,525	9,703	674	1,525	10,377	11,902	5,133	6,769	2000	5/18/2005
Duncan, South Carolina (3)
Industrial Building	—	783	10,790	1,889	783	12,679	13,462	5,912	7,550	1984/2001/2007	7/14/2005
Duncan, South Carolina (3)
Industrial Building	—	195	2,682	470	195	3,152	3,347	1,470	1,877	1984/2001/2007	7/14/2005
Clintonville, Wisconsin (3)
Industrial Building	—	55	4,717	3,250	55	7,967	8,022	3,339	4,683	1992/2013	10/31/2005
Burnsville, Minnesota (3)
Office Building	—	3,511	8,746	7,759	3,511	16,505	20,016	8,971	11,045	1984	5/10/2006
Menomonee Falls, Wisconsin (3)
Industrial Building	—	625	6,911	686	625	7,597	8,222	3,645	4,577	1986/2000	6/30/2006
Mason, Ohio (3)
Office Building	—	797	6,258	1,902	797	8,160	8,957	3,446	5,511	2002	1/5/2007
Raleigh, North Carolina (3)
Industrial Building	—	1,606	5,513	4,700	1,606	10,213	11,819	5,083	6,736	1994	2/16/2007
Tulsa, Oklahoma (3)
Industrial Building	—	—	14,057	687	—	14,744	14,744	7,230	7,514	2004	3/1/2007
Hialeah, Florida (3)
Industrial Building	—	3,562	6,672	1,026	3,562	7,698	11,260	3,327	7,933	1956/1992	3/9/2007
Mason, Ohio (3)
Retail Building	—	1,201	4,961	—	1,201	4,961	6,162	2,139	4,023	2007	7/1/2007
Cicero, New York (3)
Industrial Building	—	299	5,019	150	299	5,169	5,468	2,113	3,355	2005	9/6/2007
Grand Rapids, Michigan (3)
Office Building	—	1,629	10,500	842	1,629	11,342	12,971	4,744	8,227	2001	9/28/2007
Bolingbrook, Illinois (3)
Industrial Building	—	1,272	5,003	999	1,272	6,002	7,274	2,937	4,337	2002	9/28/2007
Decatur, Georgia (3)
Medical Office Building	—	783	3,241	358	844	3,538	4,382	1,508	2,874	1989	12/13/2007
Decatur, Georgia (3)
Medical Office Building	—	205	847	94	221	925	1,146	394	752	1989	12/13/2007
Decatur, Georgia (3)
Medical Office Building	—	257	1,062	118	277	1,160	1,437	495	942	1989	12/13/2007
Lawrenceville, Georgia (3)
Medical Office Building	—	678	2,807	(892)	525	2,068	2,593	931	1,662	2005	12/13/2007
Snellville, Georgia (3)
Medical Office Building	—	176	727	81	190	794	984	339	645	1986	12/13/2007
Covington, Georgia (3)
Medical Office Building	—	232	959	106	250	1,047	1,297	446	851	2000	12/13/2007
Conyers, Georgia (3)
Medical Office Building	—	296	1,228	135	319	1,340	1,659	571	1,088	1994	12/13/2007
Cumming, Georgia (3)

		Initial Cost			Total Cost
Location of Property	Encumbrances	Land	Buildings & Improvements	Improvement Costs Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total (1)	Accumulated Depreciation (2)	Net Real Estate	Year Construction/ Improvements	Date Acquired
Medical Office Building	—	738	3,055	2,884	741	5,936	6,677	4,075	2,602	2004	12/13/2007
Reading, Pennsylvania (3)
Industrial Building	—	491	6,202	357	491	6,559	7,050	2,576	4,474	2007	1/29/2008
Fridley, Minnesota
Office Building	—	1,354	8,074	1,824	1,383	9,869	11,252	4,516	6,736	1985/2006	2/26/2008
Pineville, North Carolina (3)
Industrial Building	—	669	3,028	293	669	3,321	3,990	1,398	2,592	1985	4/30/2008
Marietta, Ohio (3)
Industrial Building	—	829	6,607	529	829	7,136	7,965	3,039	4,926	1992/2007	8/29/2008
Chalfont, Pennsylvania (3)
Industrial Building	—	1,249	6,420	1,024	1,249	7,444	8,693	3,142	5,551	1987	8/29/2008
Orange City, Iowa
Industrial Building	2,974	258	5,861	6	258	5,867	6,125	2,394	3,731	1990	12/15/2010
Hickory, North Carolina (3)
Office Building	—	1,163	6,605	357	1,163	6,962	8,125	3,639	4,486	2008	4/4/2011
Springfield, Missouri (3)
Office Building	—	1,700	12,038	924	1,845	12,817	14,662	4,799	9,863	2006	6/20/2011
Dartmouth, Massachusetts (3)
Retail Location	—	—	4,236	—	—	4,236	4,236	1,433	2,803	2011	11/18/2011
Springfield, Missouri
Retail Location	861	—	2,275	—	—	2,275	2,275	901	1,374	2005	12/13/2011
Ashburn, Virginia (3)
Office Building	—	706	7,858	—	705	7,859	8,564	3,079	5,485	2002	1/25/2012
Ottumwa, Iowa
Industrial Building	1,598	212	5,072	310	212	5,382	5,594	1,977	3,617	1970	5/30/2012
New Albany, Ohio
Office Building	—	1,658	8,746	2,829	1,658	11,575	13,233	3,608	9,625	2007	6/5/2012
Columbus, Georgia (3)
Office Building	—	1,378	4,520	—	1,378	4,520	5,898	2,149	3,749	2012	6/21/2012
Fort Worth, Texas
Industrial Building	8,043	963	15,647	—	963	15,647	16,610	5,203	11,407	2005	11/8/2012
Egg Harbor, New Jersey (3)
Office Building	—	1,627	3,017	(950)	1,065	2,629	3,694	1,296	2,398	1985	3/28/2013
Vance, Alabama (3)
Industrial Building	—	457	10,529	6,692	457	17,221	17,678	5,002	12,676	2013	5/9/2013
Austin, Texas
Office Building	—	2,330	44,021	6,507	2,330	50,528	52,858	21,753	31,105	1999	7/9/2013
Englewood, Colorado (3)
Office Building	—	1,503	11,739	1,498	1,503	13,237	14,740	5,026	9,714	2008	12/11/2013
Novi, Michigan (3)
Industrial Building	—	352	5,626	—	352	5,626	5,978	1,906	4,072	1988	12/27/2013
Allen, Texas (3)
Retail Building	—	874	3,634	—	874	3,634	4,508	1,198	3,310	2004	3/27/2014
Colleyville, Texas (3)
Retail Building	—	1,277	2,424	—	1,277	2,424	3,701	787	2,914	2000	3/27/2014
Coppell, Texas (3)
Retail Building	—	1,448	3,349	—	1,448	3,349	4,797	1,111	3,686	2005	5/8/2014
Columbus, Ohio (3)
Office Building	—	990	8,017	(514)	555	7,938	8,493	4,272	4,221	1986	5/13/2014
Taylor, Pennsylvania (3)
Industrial Building	—	3,101	25,405	1,248	3,101	26,653	29,754	8,060	21,694	2000/2006	6/9/2014
Aurora, Colorado (3)
Industrial Building	—	2,882	3,917	96	2,882	4,013	6,895	1,317	5,578	1983	7/1/2014
Indianapolis, Indiana (3)
Office Building	—	502	6,422	1,940	499	8,365	8,864	3,407	5,457	1981/2014	9/3/2014
Denver, Colorado (3)
Industrial Building	—	1,621	7,071	11,878	1,621	18,949	20,570	3,399	17,171	1985	10/31/2014
Monroe, Michigan
Industrial Building	8,930	658	14,607	195	658	14,802	15,460	4,168	11,292	2004	12/23/2014
Monroe, Michigan
Industrial Building	6,232	460	10,225	(20)	459	10,206	10,665	2,875	7,790	2004	12/23/2014
Richardson, Texas
Office Building	9,794	2,728	15,372	(3,157)	1,823	13,120	14,943	6,299	8,644	1985/2008	3/6/2015
Dublin, Ohio (3)
Office Building	—	1,338	5,058	1,086	1,338	6,144	7,482	2,202	5,280	1980/Various	5/28/2015
Draper, Utah
Office Building	8,027	3,248	13,129	(6,543)	1,504	8,330	9,834	4,181	5,653	2008	5/29/2015
Hapeville, Georgia (3)

		Initial Cost			Total Cost
Location of Property	Encumbrances	Land	Buildings & Improvements	Improvement Costs Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total (1)	Accumulated Depreciation (2)	Net Real Estate	Year Construction/ Improvements	Date Acquired
Office Building	—	2,272	8,778	263	2,272	9,041	11,313	2,773	8,540	1999/2007	7/15/2015
Villa Rica, Georgia
Industrial Building	3,246	293	5,277	198	293	5,475	5,768	1,621	4,147	2000/2014	10/20/2015
Fort Lauderdale, Florida
Office Building	11,447	4,117	15,516	3,823	4,117	19,339	23,456	7,010	16,446	1984	9/12/2016
King of Prussia, Pennsylvania
Office Building	13,689	3,681	15,739	473	3,681	16,212	19,893	5,189	14,704	2001	12/14/2016
Conshohocken, Pennsylvania
Office Building	9,106	1,996	10,880	185	1,996	11,065	13,061	2,835	10,226	1996	6/22/2017
Philadelphia, Pennsylvania
Industrial Building	14,431	5,896	16,282	62	5,906	16,334	22,240	4,973	17,267	1994/2011	7/7/2017
Maitland, Florida
Office Building	13,946	3,073	19,661	864	3,091	20,507	23,598	6,941	16,657	1998	7/31/2017
Maitland, Florida
Office Building	6,992	2,095	9,339	9	2,095	9,348	11,443	2,495	8,948	1999	7/31/2017
Columbus, Ohio (3)
Office Building	—	1,926	11,410	332	1,925	11,743	13,668	3,203	10,465	2007	12/1/2017
Salt Lake City, Utah (3)
Office Building	—	4,446	9,938	801	4,446	10,739	15,185	3,197	11,988	2007	12/1/2017
Vance, Alabama (3)
Industrial Building	—	459	12,224	44	469	12,258	12,727	2,608	10,119	2018	3/9/2018
Columbus, Ohio
Industrial Building	4,197	681	6,401	—	681	6,401	7,082	1,749	5,333	1990	9/20/2018
Detroit, Michigan
Industrial Building	5,589	1,458	10,092	10	1,468	10,092	11,560	1,889	9,671	1997	10/30/2018
Detroit, Michigan (3)
Industrial Building	—	662	6,681	10	672	6,681	7,353	1,272	6,081	2002/2016	10/30/2018
Lake Mary, Florida
Office Building	9,762	3,018	11,756	164	3,020	11,918	14,938	2,583	12,355	1997/2018	12/27/2018
Moorestown, New Jersey (3)
Industrial Building	—	471	1,825	—	471	1,825	2,296	550	1,746	1991	2/8/2019
Indianapolis, Indiana (3)
Industrial Building	—	255	2,809	—	255	2,809	3,064	534	2,530	1989/2019	2/28/2019
Ocala, Florida (3)
Industrial Building	—	1,286	8,535	—	1,286	8,535	9,821	1,375	8,446	2001	4/5/2019
Ocala, Florida (3)
Industrial Building	—	725	4,814	849	724	5,664	6,388	932	5,456	1965/2007	4/5/2019
Delaware, Ohio (3)
Industrial Building	—	316	2,355	—	316	2,355	2,671	462	2,209	2005	4/30/2019
Tifton, Georgia
Industrial Building	7,527	—	15,190	1,725	1,725	15,190	16,915	2,284	14,631	1995/2003	6/18/2019
Denton, Texas (3)
Industrial Building	—	1,497	4,151	—	1,496	4,152	5,648	814	4,834	2012	7/30/2019
Temple, Texas (3)
Industrial Building	—	200	4,335	65	200	4,400	4,600	759	3,841	1973/2006	9/26/2019
Temple, Texas (3)
Industrial Building	—	296	6,425	99	296	6,524	6,820	1,125	5,695	1978/2006	9/26/2019
Indianapolis, Indiana (3)
Industrial Building	—	1,158	5,162	4	1,162	5,162	6,324	1,292	5,032	1967/1998	11/14/2019
Jackson, Tennessee
Industrial Building	4,293	311	7,199	—	311	7,199	7,510	969	6,541	2019	12/16/2019
Carrollton, Georgia
Industrial Building	3,820	291	6,720	—	292	6,719	7,011	875	6,136	2015/2019	12/17/2019
New Orleans, Louisiana
Industrial Building	3,413	2,168	4,667	25	2,166	4,694	6,860	999	5,861	1975	12/17/2019
San Antonio, Texas
Industrial Building	3,503	775	6,877	864	773	7,743	8,516	1,093	7,423	1985	12/17/2019
Port Allen, Louisiana
Industrial Building	2,595	292	3,411	412	291	3,824	4,115	675	3,440	1983/2005	12/17/2019
Albuquerque, New Mexico
Industrial Building	1,679	673	2,291	4	671	2,297	2,968	360	2,608	1998/2017	12/17/2019
Tucson, Arizona
Industrial Building	3,143	819	4,636	210	817	4,848	5,665	712	4,953	1987/1995/2005	12/17/2019
Albuquerque, New Mexico
Industrial Building	3,179	818	5,219	240	815	5,462	6,277	771	5,506	2000/2018	12/17/2019
Indianapolis, Indiana (3)
Industrial Building	—	489	3,956	223	493	4,175	4,668	612	4,056	1987	1/8/2020
Houston, Texas

		Initial Cost			Total Cost
Location of Property	Encumbrances	Land	Buildings & Improvements	Improvement Costs Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total (1)	Accumulated Depreciation (2)	Net Real Estate	Year Construction/ Improvements	Date Acquired
Industrial Building	9,118	1,714	14,170	3	1,717	14,170	15,887	1,628	14,259	2000/2018	1/27/2020
Charlotte, North Carolina
Industrial Building	4,926	1,458	6,778	4	1,461	6,779	8,240	989	7,251	1995/1999/2006	1/27/2020
St. Charles, Missouri
Industrial Building	2,725	924	3,749	4	928	3,749	4,677	445	4,232	2012	1/27/2020
Crandall, Georgia
Industrial Building	16,068	2,711	26,632	172	2,711	26,804	29,515	3,050	26,465	2020	3/9/2020
Terre Haute, Indiana (3)
Industrial Building	—	502	8,076	—	502	8,076	8,578	806	7,772	2010	9/1/2020
Montgomery, Alabama (3)
Industrial Building	—	599	11,290	3	602	11,290	11,892	1,443	10,449	1990/1997	10/14/2020
Huntsville, Alabama
Industrial Building	9,500	1,445	15,040	11,158	1,445	26,198	27,643	2,642	25,001	2001	12/18/2020
Pittsburgh, Pennsylvania
Industrial Building	6,248	1,422	10,094	150	1,422	10,244	11,666	1,408	10,258	1994	12/21/2020
Findlay, Ohio
Industrial Building	5,065	258	8,847	—	258	8,847	9,105	929	8,176	1992/2008	1/22/2021
Baytown, Texas (3)
Industrial Building	—	1,604	5,533	3	1,607	5,533	7,140	684	6,456	2018	6/17/2021
Pacific, Missouri (3)
Industrial Building	—	926	7,294	—	926	7,294	8,220	585	7,635	2019/2021	7/21/2021
Pacific, Missouri (3)
Industrial Building	—	235	1,852	—	235	1,852	2,087	148	1,939	2019/2021	7/21/2021
Pacific, Missouri (3)
Industrial Building	—	607	4,782	—	607	4,782	5,389	383	5,006	2019/2021	7/21/2021
Pacific, Missouri (3)
Industrial Building	—	257	2,027	—	257	2,027	2,284	162	2,122	2019/2021	7/21/2021
Peru, Illinois (3)
Industrial Building	—	89	1,413	—	89	1,413	1,502	151	1,351	1987/1998	8/20/2021
Peru, Illinois (3)
Industrial Building	—	140	2,225	—	140	2,225	2,365	239	2,126	1987/1998	8/20/2021
Charlotte, North Carolina (3)
Industrial Building	—	1,400	10,615	—	1,400	10,615	12,015	956	11,059	1972/2018	11/3/2021
Atlanta, Georgia (3)
Industrial Building	—	1,255	8,787	1,503	1,255	10,290	11,545	732	10,813	1974	12/21/2021
Crossville, Tennessee
Industrial Building	15,695	434	24,589	—	434	24,589	25,023	1,362	23,661	2020	12/21/2021
Wilkesboro, North Carolina (3)
Industrial Building	—	346	5,758	—	346	5,758	6,104	418	5,686	2014	2/24/2022
Oklahoma City, Oklahoma (3)
Industrial Building	—	470	4,688	1	470	4,689	5,159	287	4,872	1999/2004	3/11/2022
Cleveland, Ohio
Industrial Building	3,552	628	5,252	495	628	5,747	6,375	514	5,861	1966/1972/2000/2013	5/4/2022
Fort Payne, Alabama
Industrial Building	6,370	217	10,778	—	217	10,778	10,995	623	10,372	2013	5/4/2022
Wilmington, North Carolina
Industrial Building	6,401	1,104	9,730	22	1,104	9,752	10,856	706	10,150	2000/2020	5/12/2022
Wilmington, North Carolina
Industrial Building	3,309	571	5,031	12	571	5,043	5,614	365	5,249	2000/2020	5/12/2022
Wilmington, North Carolina
Industrial Building	254	44	386	1	44	387	431	28	403	2000/2020	5/12/2022
Bridgeton, New Jersey
Industrial Building	1,945	571	2,753	3	574	2,753	3,327	205	3,122	2017	8/5/2022
Vineland, New Jersey
Industrial Building	14,968	860	24,634	4	864	24,634	25,498	1,228	24,270	2003/2009	8/5/2022
Jacksonville, Florida
Industrial Building	4,400	1,099	5,587	222	1,099	5,809	6,908	288	6,620	1978	9/16/2022
Fort Payne, Alabama (3)
Industrial Building	—	39	4,774	—	39	4,774	4,813	196	4,617	2022	9/20/2022
Denver, Colorado
Industrial Building	6,600	5,227	4,649	157	5,228	4,805	10,033	244	9,789	1978	10/26/2022
Greenville, South Carolina (3)
Industrial Building	—	411	3,693	105	410	3,799	4,209	150	4,059	1964	12/21/2022
Riverdale, Illinois
Industrial Building	2,788	675	3,862	43	676	3,904	4,580	97	4,483	1949/1992	4/14/2023
Dallas Forth Worth, Texas
Retail Building	1,494	770	1,636	(1)	770	1,635	2,405	31	2,374	2010/2023	7/10/2023
Dallas Forth Worth, Texas

		Initial Cost			Total Cost
Location of Property	Encumbrances	Land	Buildings & Improvements	Improvement Costs Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total (1)	Accumulated Depreciation (2)	Net Real Estate	Year Construction/ Improvements	Date Acquired
Industrial Building	4,680	1,269	6,617	—	1,268	6,618	7,886	105	7,781	1999	7/28/2023
Allentown, Pennsylvania (3)
Industrial Building	—	987	5,506	53	988	5,558	6,546	41	6,505	1974/2016	10/12/2023
Indianapolis, Indiana (3)
Industrial Building	—	928	3,102	(2)	926	3,102	4,028	17	4,011	1997	11/3/2023
	$298,122	$149,217	$1,012,847	$99,651	$147,545	$1,114,170	$1,261,715	$312,517	$949,198
(1)The aggregate cost for land and building improvements for federal income tax purposes is the same as the total gross cost of land, building improvements and acquisition costs capitalized for asset acquisitions under ASC 360, which is $1,261.7 million.
(2)Depreciable life of all buildings is the shorter of the useful life of the asset or 39 years. Depreciable life of all improvements is the shorter of the useful life of the assets or the life of the respective leases on each building, which range from 5-25 years.
(3)These properties are in our unencumbered pool of assets on our Credit Facility.

The following table reconciles the change in the balance of real estate during the years ended December 31, 2023, 2022 and 2021, respectively (in thousands):

	2023		2022	2021
Balance at beginning of period	$1,299,570		$1,225,258	$1,140,205
Additions:
Acquisitions during period	25,352		99,300	85,169
Improvements	9,087		26,670	14,495
Deductions:
Dispositions during period	(53,281)		(39,823)	(14,611)
Impairments during period	(19,013)		(11,835)	—
Balance at end of period	$1,261,715	(1)	$1,299,570	$1,225,258	(2)
(1)The real estate figure includes $40.4 million of real estate held for sale as of December 31, 2023.
(2)The real estate figure includes $12.3 million of real estate held for sale as of December 31, 2022.

The following table reconciles the change in the balance of accumulated depreciation during the years ended December 31, 2023, 2022 and 2021, respectively (in thousands):

	2023		2022		2021
Balance at beginning of period	$295,130		$267,057		$233,424
Additions during period	41,174		41,075		38,449
Dispositions during period	(23,787)		(13,002)		(4,816)
Balance at end of period	$312,517	(1)	$295,130	(2)	$267,057
(1)The accumulated depreciation figure includes $12.9 million of real estate held for sale as of December 31, 2023.
(2)The accumulated depreciation figure includes $9.0 million of real estate held for sale as of December 31, 2022.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2023, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2023 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Management’s Annual Report on Internal Control Over Financial Reporting

Refer to Report of Management on Internal Control over Financial Reporting located in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

c) Attestation Report of the Registered Public Accounting Firm

Refer to the Report of Independent Registered Public Accounting Firm located in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

d) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the three months ended December 31, 2023, no officer or director of the Company adopted or terminated any “Rule 10b5-1 trading agreement” or any “non-Rule 10b5-1 trading agreement,” as each item is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after December 31, 2023. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2024 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference from our 2024 Proxy Statement under the captions “Election of Directors to Class of 2027,” “Information Regarding the Board of Directors and Corporate Governance,” “Compensation Committee Report,” “Executive Officers,” and sub-caption “Code of Ethics and Business Conduct,” as well as from the information disclosed under the caption “Code of Ethics” included in Part I, Item 1 of this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from our 2024 Proxy Statement under the captions “Executive Compensation,” “Director Compensation,” and “Compensation Committee Report,” and sub-caption “Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference from our 2024 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from our 2024 Proxy Statement under the captions “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance.”

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference from our 2024 Proxy Statement under the sub-captions “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policy and Procedures” under the caption “Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits and Financial Statement Schedules.

a.	DOCUMENTS FILED AS PART OF THIS REPORT

1	The following financial statements are filed herewith:

Report of Management on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2023 and 2022
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021
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
3.10
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

10.12
Seventh Amended and Restated Investment Advisory Agreement by and between the Registrant and Gladstone Management Corporation , incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K (File No. 001-33097), filed February 22, 2023.

10.13
Eighth Amended and Restated Investment Advisory Agreement, dated July 11, 2023, by and between the Registrant and Gladstone Management Corporation, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33097), filed August 8, 2023.

21	List of Subsidiaries of the Registrant (filed herewith).
23	Consent of PricewaterhouseCoopers LLP (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
97.1	Gladstone Commercial Corporation Compensation Recoupment Policy (filed herewith).
99.1	Estimated Value Methodology for Series F Cumulative Redeemable Preferred Stock as of December 31, 2023 (filed herewith).
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022, (ii) the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2023, 2022 and 2021, (iii) the Consolidated Statements of Equity for the years ended December 31, 2023, 2022 and 2021, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021 and (v) the Notes to Consolidated Financial Statements.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Commercial Corporation
Date:	February 21, 2024	By:	/s/ Gary Gerson
Gary Gerson
Chief Financial Officer
Date:	February 21, 2024	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 21, 2024	By:	/s/ David Gladstone
David Gladstone Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

Date:	February 21, 2024	By:	/s/ Terry Lee Brubaker
Terry Lee Brubaker Chief Operating Officer and Director

Date:	February 21, 2024	By:	/s/ Gary Gerson
Gary Gerson Chief Financial Officer (principal financial and accounting officer)

Date:	February 21, 2024	By:	/s/ Anthony W. Parker
Anthony W. Parker Director

Date:	February 21, 2024	By:	/s/ Michela A. English
Michela A. English Director

Date:	February 21, 2024	By:	/s/ Paul Adelgren
Paul Adelgren Director

Date:	February 21, 2024	By:	/s/ John Outland
John Outland Director

Date:	February 21, 2024	By:	/s/ Walter H. Wilkinson, Jr.
Walter H. Wilkinson, Jr. Director

Date:	February 21, 2024	By:	/s/ Paula Novara
Paula Novara Director