Form 10-Q
period 2024-03-31
GLADSTONE COMMERCIAL CORP
filed 2024-05-06
CIK 1234006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of May 6, 2024 was 40,054,308.

GLADSTONE COMMERCIAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED
March 31, 2024

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Gladstone Commercial Corporation
Condensed Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Real estate, at cost	$1,209,932	$1,221,364
Less: accumulated depreciation	304,000	299,662
Total real estate, net	905,932	921,702
Lease intangibles, net	97,663	101,048
Real estate and related assets held for sale	18,297	28,787
Cash and cash equivalents	10,451	11,985
Restricted cash	4,467	4,150
Funds held in escrow	5,334	7,515
Right-of-use assets from operating leases	4,143	4,889
Deferred rent receivable, net	41,912	41,006
Other assets	16,958	12,389
TOTAL ASSETS	$1,105,157	$1,133,471
LIABILITIES, MEZZANINE EQUITY AND EQUITY
LIABILITIES
Mortgage notes payable, net	$275,976	$295,853
Borrowings under Revolver	75,950	75,750
Borrowings under Term Loan A, Term Loan B and Term Loan C, net	367,430	367,258
Deferred rent liability, net	27,551	29,324
Operating lease liabilities	4,241	5,093
Asset retirement obligation	4,961	4,928
Accounts payable and accrued expenses	14,256	13,588
Liabilities related to assets held for sale	676	676
Due to Adviser and Administrator (1)	2,922	2,556
Other liabilities	12,902	14,138
TOTAL LIABILITIES	$786,865	$809,164
Commitments and contingencies (2)
MEZZANINE EQUITY
Series E and G redeemable preferred stock, net, par value $0.001 per share; $25 per share liquidation preference; 10,750,886 and 10,750,886 shares authorized; and 7,052,334 and 7,052,334 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively (3)	$170,041	$170,041
TOTAL MEZZANINE EQUITY	$170,041	$170,041
EQUITY
Senior common stock, par value $0.001 per share; 950,000 shares authorized; and 402,817 and 406,425 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively (3)	$1	$1
Common stock, par value $0.001 per share, 62,329,084 and 62,326,818 shares authorized; and 40,003,481 and 40,000,596 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively (3)	40	40
Series F redeemable preferred stock, par value $0.001 per share; $25 per share liquidation preference; 25,970,030 and 25,972,296 shares authorized and 929,692 and 918,601 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively (3)	1	1
Additional paid in capital	730,465	730,256
Accumulated other comprehensive income	13,281	7,758
Distributions in excess of accumulated earnings	(596,475)	(584,776)
TOTAL STOCKHOLDERS' EQUITY	$147,313	$153,280
OP Units held by Non-controlling OP Unitholders (3)	938	986
TOTAL EQUITY	$148,251	$154,266
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$1,105,157	$1,133,471
(1)Refer to Note 2 “Related-Party Transactions”
(2)Refer to Note 7 “Commitments and Contingencies”
(3)Refer to Note 8 “Equity and Mezzanine Equity”

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation
Condensed Consolidated Statements of Operations and Comprehensive Income
(Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	For the three months ended March 31,
	2024	2023
Operating revenues
Lease revenue	$35,721	$36,554
Total operating revenues	$35,721	$36,554
Operating expenses
Depreciation and amortization	$13,326	$14,704
Property operating expenses	5,884	6,727
Base management fee (1)	1,535	1,605
Incentive fee (1)	1,171	—
Administration fee (1)	630	565
General and administrative	1,047	1,063
Impairment charge	493	—
Total operating expense before incentive fee waiver	$24,086	$24,664
Incentive fee waiver (1)	(771)	—
Total operating expenses	$23,315	$24,664
Other income (expense)
Interest expense	$(9,497)	$(8,828)
Gain on sale of real estate, net	283	—
Gain on debt extinguishment, net	300	—
Other income	34	105
Total other (expense), net	$(8,880)	$(8,723)
Net income	$3,526	$3,167
Net (income) loss (available) attributable to OP Units held by Non-controlling OP Unitholders	(2)	7
Net income available to the Company	$3,524	$3,174
Distributions attributable to Series E, F, and G preferred stock	(3,112)	(3,022)
Distributions attributable to senior common stock	(105)	(109)
Loss on extinguishment of Series F preferred stock	(3)	(5)
Gain on repurchase of Series G preferred stock	—	3
Net income available to common stockholders	$304	$41
Income per weighted average share of common stock - basic & diluted
Income available to common stockholders	$0.01	$—
Weighted average shares of common stock outstanding
Basic and Diluted	40,003,481	39,922,359
Earnings per weighted average share of senior common stock	$0.26	$0.26
Weighted average shares of senior common stock outstanding - basic	402,856	420,521
Comprehensive income
Change in unrealized gain related to interest rate hedging instruments, net	$5,417	$(5,895)
Other comprehensive income (loss)	5,417	(5,895)
Net income	$3,526	$3,167
Comprehensive income (loss)	$8,943	$(2,728)
Comprehensive (income) loss (available) attributable to OP Units held by Non-controlling OP Unitholders	(2)	7
Total comprehensive income (loss) available to the Company	$8,941	$(2,721)

(1)Refer to Note 2 “Related-Party Transactions”
The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation
Condensed Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	For the three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$3,526	$3,167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,326	14,704
Impairment charge	493	—
Gain on debt extinguishment, net	(300)	—
Gain on sale of real estate, net	(283)	—
Amortization of deferred financing costs	462	410
Amortization of deferred rent asset and liability, net	(1,615)	(1,761)
Amortization of discount and premium on assumed debt, net	9	11
Asset retirement obligation expense	33	31
Amortization of right-of-use asset from operating leases and operating lease liabilities, net	3	7
Operating changes in assets and liabilities
Decrease in other assets	1,752	924
Decrease in deferred rent receivable	(1,149)	(938)
Decrease in accounts payable and accrued expenses	(725)	(502)
Increase (decrease) in amount due to Adviser and Administrator	366	(899)
(Decrease) increase in other liabilities	(550)	166
Leasing commissions paid	(325)	(401)
Net cash provided by operating activities	$15,023	$14,919
Cash flows from investing activities:
Improvements of existing real estate	(822)	(1,961)
Proceeds from sale of real estate	18,625	—
Receipts from lenders for funds held in escrow	2,499	3,218
Payments to lenders for funds held in escrow	(318)	(325)
Receipts from tenants for reserves	402	451
Payments to tenants from reserves	(1,668)	—
Deposits on future acquisitions	(250)	(709)
Net cash provided by investing activities	$18,468	$674
Cash flows from financing activities:
Proceeds from issuance of equity	$189	$4,630
Offering costs paid	(14)	(80)
Redemption of Series F preferred stock	(58)	(91)
Retirement of Senior Common stock	—	(55)
Repurchase of Series G preferred stock	—	(12)
Payments for deferred financing costs	—	(70)
Principal repayments on mortgage notes payable	(19,797)	(5,002)
Borrowings from revolving credit facility	19,900	13,000
Repayments on revolving credit facility	(19,700)	(10,000)
Increase in security deposits	(47)	—
Distributions paid for common, senior common, preferred stock and Non-controlling OP Unitholders	(15,181)	(15,114)
Net cash used in financing activities	$(34,708)	$(12,794)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(1,217)	$2,799
Cash, cash equivalents, and restricted cash at beginning of period	$16,135	$15,992
Cash, cash equivalents, and restricted cash at end of period	$14,918	$18,791
SUPPLEMENTAL AND NON-CASH INFORMATION
Tenant funded fixed asset improvements included in deferred rent liability, net	$—	$722
Unrealized gain (loss) related to interest rate hedging instruments, net	$5,417	$(5,895)

Right-of-use asset from operating leases	$(686)	$—
Operating lease liabilities	$795	$—
Capital improvements and leasing commissions included in accounts payable and accrued expenses	$6,868	$2,350
Dividends paid on Series F Preferred Stock via additional share issuances	$131	$112

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (dollars in thousands):

	For the three months ended March 31,
	2024	2023
Cash and cash equivalents	$10,451	$14,286
Restricted cash	4,467	4,505
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$14,918	$18,791

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

Interim Financial Information

Our interim financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and in accordance with Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. The year-end balance sheet data presented herein was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of our management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim period, have been included. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 21, 2024. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

Revision of Previously Issued Financial Statements

In connection with the preparation of the Company’s financial statements for the second quarter of 2023, we identified errors in the calculation of depreciation of tenant funded improvement assets at a number of the Company’s properties. The Company had depreciated these assets through a term that was different than their useful lives, the correction of which resulted in changes to depreciation expense, a non-cash amount, and net income. The correction of these errors had an immaterial impact on the Incentive Fee for each period presented and had no impact on any other Advisory fees. The identified errors were included in the Company's previously issued 2021 quarterly and annual financial statements, 2022 quarterly and annual financial statements, and quarterly financial statements for the three months ended March 31, 2023. The Company evaluated the errors and determined that the related impact was not material to the Consolidated Statements of Operations and Comprehensive Income, Consolidated Balance Sheets, Consolidated Statements of Cash Flows or Consolidated Statements of Equity for any period impacted. The Company has revised the previously issued Condensed Consolidated Statements of Operations and Comprehensive Income, Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Cash Flows and Stockholders’ Equity tables as of and for the three months ended March 31, 2023 to correct for such errors and these revisions are reflected in this Form 10-Q. The Company will also correct previously reported financial information for these errors in our future filings, as applicable. A summary of the corrections to the impacted financial statement line items to the Company’s previously issued Consolidated Statements of Operations and Comprehensive Income, Consolidated Balance Sheets, Consolidated Statements of Cash Flows and Consolidated Statements of Equity for each affected period is presented in Note 9, “Revision of Previously Issued Financial Statements.”

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

Significant Accounting Policies

The preparation of our financial statements in accordance with GAAP requires management to make judgments that are subjective in nature and requires management to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1, “Organization, Basis of Presentation and Significant Accounting Policies,” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023. There were no material changes to our critical accounting policies during the three months ended March 31, 2024.

2. Related-Party Transactions

Gladstone Management and Gladstone Administration

We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator, which collectively employ all of our personnel and pay their salaries, benefits, and general expenses directly. Both our Adviser and Administrator are affiliates of ours, as their parent company is owned and controlled by Mr. David Gladstone, our chairman and chief executive officer. Two of our executive officers, Mr. Gladstone and Mr. Terry Lee Brubaker (our chief operating officer) serve as directors and executive officers of our Adviser and our Administrator. Our president, Mr. Arthur “Buzz” Cooper, is also an executive vice president of commercial and industrial real estate of our Adviser. Mr. Michael LiCalsi, our general counsel and secretary, also serves as our Administrator’s president, general counsel and secretary, as well as executive vice president of administration of our Adviser. We have entered into an advisory agreement with our Adviser, as amended from time to time (the “Advisory Agreement”), and an administration agreement with our Administrator (the “Administration Agreement”). The services and fees under the Advisory Agreement and Administration Agreement are described below. As of March 31, 2024 and December 31, 2023, $2.9 million and $2.6 million, respectively, was collectively due to our Adviser and Administrator. Our entrance into the Advisory Agreement and each amendment thereto has been approved unanimously by our Board of Directors. Our Board of Directors reviews and considers renewing the agreements with our Adviser and Administrator annually, typically during the month of July. During their July 2023 meeting, our Board of Directors reviewed and renewed the Administration Agreement for an additional year, through August 31, 2024 and simultaneously entered into the Eighth Amended and Restated Investment Advisory Agreement (the “Eighth Amended Advisory Agreement”).

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

For the three months ended March 31, 2024, we recorded a base management fee of $1.5 million. For the three months ended March 31, 2023, we recorded a base management fee of $1.6 million.

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

On July 11, 2023, the Company entered into the Eighth Amended Advisory Agreement, as approved unanimously by our Board of Directors, including specifically, our independent directors. The Eighth Amended Advisory Agreement contractually eliminated the payment of the incentive fee for the quarters ended September 30, 2023 and December 31, 2023. In addition, the Eighth Amended Advisory Agreement also clarified that for any future quarter whereby an incentive fee would exceed by greater than 15% the average quarterly incentive fee paid, the measurement would be versus the last four quarters where an incentive fee was actually paid. The calculation of the other fees was unchanged.

For the three months ended March 31, 2024, we recorded an incentive fee of $1.2 million, partially offset by credits related to non-contractual, unconditional, and irrevocable waivers issued by the Advisor of $0.8 million. For the three months ended March 31, 2023, the contractually eliminated incentive fee would have been $1.1 million.

Capital Gain Fee

Under the Advisory Agreement, we will pay to the Adviser a capital gain-based incentive fee that will be calculated and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement). In determining the capital gain fee, we will calculate aggregate realized capital gains and aggregate realized capital losses for the applicable time period. For this purpose, aggregate realized capital gains and losses, if any, equals the realized gain or loss calculated by the difference between the sales price of the property, less any costs to sell the property and the current gross value of the property (equal to the property’s original acquisition price plus any subsequent non-reimbursed capital improvements) of the disposed property. At the end of the fiscal year, if this number is positive, then the capital gain fee payable for such time period shall equal 15.0% of such amount. No capital gain fee was recognized during the three months ended March 31, 2024 or 2023.

Termination Fee

The Advisory Agreement includes a termination fee clause whereby, in the event of our termination of the agreement without cause (with 120 days’ prior written notice and the vote of at least two-thirds of our independent directors), a termination fee would be payable to the Adviser equal to two times the sum of the average annual base management fee and incentive fee earned by the Adviser during the 24-month period prior to such termination. A termination fee is also payable if the Adviser terminates the Advisory Agreement after we have defaulted and applicable cure periods have expired. The Advisory Agreement may also be terminated for cause by us (with 30 days’ prior written notice and the vote of at least two-thirds of our independent directors), with no termination fee payable. Cause is defined in the Advisory Agreement to include if the Adviser breaches any material provisions thereof, the bankruptcy or insolvency of the Adviser, dissolution of the Adviser and fraud or misappropriation of funds.

Administration Agreement

Under the terms of the Administration Agreement, we pay separately for our allocable portion of the Administrator’s overhead expenses in performing its obligations to us including, but not limited to, rent and our allocable portion of the salaries and benefits expenses of our Administrator’s employees, including, but not limited to, our chief financial officer, treasurer, chief compliance officer, general counsel and secretary (who also serves as our Administrator’s president, general counsel and secretary), and their respective staffs. Our allocable portion of the Administrator’s expenses are generally derived by multiplying our Administrator’s total expenses by the approximate percentage of time the Administrator’s employees perform services for us in relation to their time spent performing services for all companies serviced by our Administrator under contractual agreements. We believe that the methodology of allocating the Administrator’s total expenses by approximate percentage of time services were performed among all companies serviced by our Administrator more closely approximates fees paid to actual services performed. For the three months ended March 31, 2024, we recorded an administration fee of $0.6 million. For the three months ended March 31, 2023, we recorded an administration fee of $0.6 million.

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

Mortgage Financing Arrangement Agreement

We entered into an agreement with Gladstone Securities, effective June 18, 2013, for it to act as our non-exclusive agent to assist us with arranging mortgage financing for our owned properties. In connection with this engagement, Gladstone Securities will, from time to time, continue to solicit the interest of various commercial real estate lenders or recommend to us third-party lenders offering credit products or packages that are responsive to our needs. We pay Gladstone Securities a financing fee in connection with the services it provides to us for securing mortgage financing on any of our properties. The amount of these financing fees, which are payable upon closing of the financing, are based on a percentage of the amount of the mortgage, generally ranging from 0.15% to a maximum of 1.00% of the mortgage obtained. The amount of the financing fees may be reduced or eliminated, as determined by us and Gladstone Securities, after taking into consideration various factors, including, but not limited to, the involvement of any third-party brokers and market conditions. We did not pay financing fees to Gladstone Securities during the three months ended March 31, 2024 and 2023. Our Board of Directors renewed the agreement for an additional year, through August 31, 2024, at its July 2023 meeting.

Dealer Manager Agreement

On February 20, 2020, we entered into a dealer manager agreement, as amended on February 9, 2023 (together, the “Dealer Manager Agreement”), whereby Gladstone Securities acts as the exclusive dealer manager in connection with our offering (the “Offering”) of up to (i) 20,000,000 shares of 6.00% Series F Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series F Preferred Stock”), on a “reasonable best efforts” basis (the “Primary Offering”), and (ii) 6,000,000 shares of Series F Preferred Stock pursuant to our distribution reinvestment plan (the “DRIP”) to those holders of the Series F Preferred Stock who participate in such DRIP. Prior to the effectiveness of the Company’s Registration Statement on Form S-3 (File No. 333-277877) (the “2024 Registration Statement”), the Series F Preferred Stock was registered with the SEC pursuant to an automatic shelf registration statement on Form S-3 (File No. 333-268549), as was amended and supplemented (the “2022 Registration Statement”), under the Securities Act of 1933, as amended, and was offered and sold pursuant to a prospectus supplement, dated February 9, 2023, and a base prospectus dated November 23, 2022 relating to the 2022 Registration Statement. During the years ended December 31, 2020, 2021 and 2022, the Series F Preferred Stock was registered with the SEC pursuant to a registration statement on Form S-3 (File No. 333-236143) (the “2020 Registration Statement”), and offered and sold pursuant to a prospectus supplement, dated February 20, 2020, and a base prospectus dated February 11, 2020.

Under the Dealer Manager Agreement, Gladstone Securities, as dealer manager, provides certain sales, promotional and marketing services to us in connection with the Offering, and we pay Gladstone Securities (i) selling commissions of 6.0% of the gross proceeds from sales of Series F Preferred Stock in the Primary Offering (the “Selling Commissions”), and (ii) a dealer manager fee of 3.0% of the gross proceeds from sales of Series F Preferred Stock in the Primary Offering (the “Dealer Manager Fee”). No Selling Commissions or Dealer Manager Fee are paid with respect to shares sold pursuant to the DRIP. Gladstone Securities may, in its sole discretion, re-allow a portion of the Dealer Manager Fee to participating broker-dealers in support of the Offering. We paid fees of $0.02 million to Gladstone Securities during the three months ended March 31, 2024 in connection with the Offering. We paid fees of $0.03 million to Gladstone Securities during the three months ended March 31, 2023 in connection with the Offering.

3. Earnings Per Share of Common Stock

The following tables set forth the computation of basic and diluted earnings per share of common stock for the three months ended March 31, 2024 and 2023. The operating partnership units in the Operating Partnership (“OP Units”) held by holders who do not control the Operating Partnership (“Non-controlling OP Unitholders”) (which may be redeemed for shares of common stock) have been excluded from the diluted earnings per share calculations, as there would be no effect on the amounts since the Non-controlling OP Unitholders’ share of earnings would also be added back to net income. Net income figures are presented net of such non-controlling interests in the earnings per share calculation.

We computed basic earnings per share for the three months ended March 31, 2024 and 2023 using the weighted average number of shares outstanding during the respective periods. Diluted earnings per share for the three months ended March 31, 2024 and 2023 reflects additional shares of common stock related to our convertible senior common stock (the “Senior Common Stock”), if the effect of conversion would be dilutive, that would have been outstanding if such dilutive potential shares of common stock had been issued, as well as an adjustment to net earnings attributable to common stockholders as applicable to common stockholders that would result from their assumed issuance (dollars in thousands, except per share amounts).

	For the three months ended March 31,
	2024	2023
Calculation of basic earnings per share of common stock:
Net income available to common stockholders	$304	$41
Denominator for basic weighted average shares of common stock (1)	40,003,481	39,922,359
Basic earnings per share of common stock	$0.01	$—
Calculation of diluted earnings per share of common stock:
Net income available to common stockholders	$304	$41
Net earnings available to common stockholders plus assumed conversions (2)	$304	$41
Denominator for basic weighted average shares of common stock (1)	40,003,481	39,922,359
Effect of convertible Senior Common Stock (2)	—	—
Denominator for diluted weighted average shares of common stock (2)	40,003,481	39,922,359
Diluted earnings per share of common stock	$0.01	$—
(1)The weighted average number of OP Units held by Non-controlling OP Unitholders was 310,643 for the three months ended March 31, 2024 and 391,468 for the three months ended March 31, 2023.
(2)We excluded convertible shares of Senior Common Stock of 342,247 and 345,687 from the calculation of diluted earnings per share for the three months ended March 31, 2024 and 2023, respectively, because they were anti-dilutive.

4. Real Estate and Intangible Assets

Real Estate

The following table sets forth the components of our investments in real estate as of March 31, 2024 and December 31, 2023, respectively, excluding real estate held for sale as of March 31, 2024 and December 31, 2023 (dollars in thousands):

	March 31, 2024	December 31, 2023
Real estate:
Land (1)	$140,873	$143,442
Building and improvements	1,013,348	1,020,661
Tenant improvements	55,711	57,261
Accumulated depreciation	(304,000)	(299,662)
Real estate, net	$905,932	$921,702
(1)This amount includes $4,436 of land value subject to land lease agreements which we may purchase at our option for a nominal fee.

Real estate depreciation expense on building and tenant improvements was $9.8 million for the three months ended March 31, 2024. Real estate depreciation expense on building and tenant improvements was $10.6 million for the three months ended March 31, 2023.
Future Lease Payments

Future operating lease payments from tenants under non-cancelable leases, excluding tenant reimbursement of expenses, for the nine months ending December 31, 2024 and each of the five succeeding fiscal years and thereafter is as follows (dollars in thousands):

Year	Tenant Lease Payments
Nine Months Ending December 31, 2024	$85,646
2025	112,521
2026	106,922
2027	91,632
2028	78,866
2029	70,194
Thereafter	330,221

In accordance with the lease terms, substantially all operating expenses are required to be paid by the tenant directly, or reimbursed to us from the tenant; however, we would be required to pay operating expenses on the respective properties in the event the tenants fail to pay them.

Lease Revenue Reconciliation

The table below sets forth the allocation of lease revenue between fixed contractual payments and variable lease payments for the three months ended March 31, 2024 and 2023, respectively (dollars in thousands):

	For the three months ended March 31,
Lease revenue reconciliation	2024	2023	$ Change	% Change
Fixed lease payments	$31,789	$32,141	$(352)	(1.1)%
Variable lease payments	3,932	4,413	(481)	(10.9)%
	$35,721	$36,554	$(833)	(2.3)%

Intangible Assets

The following table summarizes the carrying value of intangible assets, liabilities and the accumulated amortization for each intangible asset and liability class as of March 31, 2024 and December 31, 2023, respectively, excluding real estate held for sale as of March 31, 2024 and December 31, 2023 (dollars in thousands):

	March 31, 2024		December 31, 2023
	Lease Intangibles	Accumulated Amortization	Lease Intangibles	Accumulated Amortization
In-place leases	$95,661	$(61,765)	$98,615	$(63,269)
Leasing costs	83,850	(46,253)	84,844	(46,096)
Customer relationships	61,274	(35,104)	63,185	(36,231)
	$240,785	$(143,122)	$246,644	$(145,596)

	Deferred Rent Receivable/(Liability)	Accumulated (Amortization)/Accretion	Deferred Rent Receivable/(Liability)	Accumulated (Amortization)/Accretion
Above market leases	$12,747	$(10,235)	$13,431	$(10,675)
Below market leases and deferred revenue	(59,326)	31,775	(59,411)	30,087

Total amortization expense related to in-place leases, leasing costs and customer relationship lease intangible assets was $3.5 million for the three months ended March 31, 2024, and $4.1 million for the three months ended March 31, 2023, and is included in depreciation and amortization expense in the condensed consolidated statements of operations and comprehensive income.

Total amortization related to above-market lease values was $0.1 million for the three months ended March 31, 2024 and $0.2 million for the three months ended March 31, 2023, and is included in lease revenue in the condensed consolidated statements of operations and comprehensive income. Total amortization related to below-market lease values was $1.7 million for the three months ended March 31, 2024 and $1.9 million for the three months ended March 31, 2023, and is included in lease revenue in the condensed consolidated statements of operations and comprehensive income.

5. Real Estate Dispositions, Held for Sale and Impairment Charges

Real Estate Dispositions

We sold three properties during the three months ended March 31, 2024 and no properties during the three months ended March 31, 2023.

During the three months ended March 31, 2024, we continued to execute our capital recycling program, whereby we sold non-core properties. We expect to continue to execute our capital recycling plan and sell non-core properties as reasonable disposition opportunities become available, and use the sales proceeds to acquire properties in our target, secondary growth markets or pay down outstanding debt. During the three months ended March 31, 2024, we sold three non-core properties, located in Columbus, Ohio; Draper, Utah; and Richardson, Texas, which are summarized in the table below (dollars in thousands):

Aggregate Square Footage Sold	Aggregate Sales Price	Aggregate Sales Costs	Aggregate Impairment Charge for the Three Months Ended March 31, 2024	Aggregate Gain on Sale of Real Estate, net
357,179	$19,523	$898	$493	$283

Our dispositions during the three months ended March 31, 2024 were not classified as discontinued operations because they did not represent a strategic shift in operations, nor will such dispositions have a major effect on our operations and financial results. Accordingly, the operating results of these properties are included within continuing operations for all periods reported.

The table below summarizes the components of operating income from real estate and related assets disposed of during the three months ended March 31, 2024 and 2023 (dollars in thousands):

	For the three months ended March 31,
	2024		2023
Operating revenue	$17		$1,701
Operating expense	768	(1)	1,474
Other income (expense), net	357	(2)	(208)
Income (expense) from real estate and related assets sold	$(394)		$19
(1)Includes a $0.5 million impairment charge on one property.
(2)Includes a $0.3 million gain on sale of real estate, net, on the sale of three properties and a $0.3 million gain on debt extinguishment, net, on the sale of two of those properties.

Real Estate Held for Sale

At March 31, 2024, we had two properties classified as held for sale, located in Tifton, Georgia and Egg Harbor, New Jersey. We consider these assets to be non-core to our long term strategy. At December 31, 2023, we had three properties classified as held for sale, located in Richardson, Texas; Columbus, Ohio; and Tifton, Georgia.

The table below summarizes the components of the assets and liabilities held for sale at March 31, 2024 and December 31, 2023 reflected on the accompanying condensed consolidated balance sheets (dollars in thousands):

	March 31, 2024	December 31, 2023
Assets Held for Sale
Total real estate held for sale	$17,029	$27,496
Lease intangibles, net	1,268	1,284
Deferred rent receivable, net	—	7
Total Assets Held for Sale	$18,297	$28,787
Liabilities Held for Sale
Deferred rent liability, net	$676	$676
Total Liabilities Held for Sale	$676	$676

Impairment Charges

We evaluated our portfolio for triggering events to determine if any of our held and used assets were impaired during the three months ended March 31, 2024 and did not recognize an impairment charge. We recognized an impairment charge of $0.5 million on one held for sale asset, located in Richardson, Texas during the three months ended March 31, 2024. In performing our held for sale assessment, the carrying value of this asset was above the fair value, less costs of sale. As a result, we impaired this property to equal the fair market value less costs of sale. We did not recognize an impairment charge during the three months ended March 31, 2023.

6. Mortgage Notes Payable and Credit Facility

Our $125.0 million unsecured revolving credit facility (“Revolver”), $160.0 million term loan facility (“Term Loan A”), $60.0 million term loan facility (“Term Loan B”), and $150.0 million term loan facility (“Term Loan C”), are collectively referred to herein as the Credit Facility.

Our mortgage notes payable and Credit Facility as of March 31, 2024 and December 31, 2023 are summarized below (dollars in thousands):

	Encumbered properties at		Carrying Value at		Stated Interest Rates at		Scheduled Maturity Dates at
	March 31, 2024		March 31, 2024	December 31, 2023	March 31, 2024		March 31, 2024
Mortgage and other secured loans:
Fixed rate mortgage loans	45		$278,025	$298,122	(1)		(2)
Premiums and discounts, net	—		(33)	(42)	N/A		N/A
Deferred financing costs, mortgage loans, net	—		(2,016)	(2,227)	N/A		N/A
Total mortgage notes payable, net	45		$275,976	$295,853	(3)
Variable rate revolving credit facility	84	(6)	$75,950	$75,750	SOFR + 1.50%	(4)	8/18/2026
Total revolver	84		$75,950	$75,750
Variable rate term loan facility A	—	(6)	$160,000	$160,000	SOFR + 1.45%	(4)	8/18/2027
Variable rate term loan facility B	—	(6)	60,000	60,000	SOFR + 1.45%	(4)	2/11/2026
Variable rate term loan facility C	—	(6)	150,000	150,000	SOFR + 1.45%	(4)	2/18/2028
Deferred financing costs, term loan facility	—		(2,570)	(2,742)	N/A		N/A
Total term loan, net	N/A		$367,430	$367,258
Total mortgage notes payable and credit facility	129		$719,356	$738,861	(5)
(1)As of March 31, 2024, interest rates on our fixed rate mortgage notes payable varied from 2.80% to 6.63%.
(2)As of March 31, 2024, we had 39 mortgage notes payable with maturity dates ranging from June 18, 2024 through August 1, 2037.
(3)The weighted average interest rate on the mortgage notes outstanding as of March 31, 2024 was approximately 4.16%.
(4)As of March 31, 2024, Secured Overnight Financing Rate (“SOFR”) was approximately 5.34%.
(5)The weighted average interest rate on all debt outstanding as of March 31, 2024 was approximately 5.78%.
(6)The amount we may draw under our Credit Facility is based on a percentage of the fair value of a combined pool of 84 unencumbered properties as of March 31, 2024.
N/A - Not Applicable

Mortgage Notes Payable

As of March 31, 2024, we had 39 mortgage notes payable, collateralized by a total of 45 properties with a net book value of $460.7 million. We have limited recourse liabilities that could result from any one or more of the following circumstances: a borrower voluntarily filing for bankruptcy, improper conveyance of a property, fraud or material misrepresentation, misapplication or misappropriation of rents, security deposits, insurance proceeds or condemnation proceeds, or physical waste or damage to the property resulting from a borrower’s gross negligence or willful misconduct. As of March 31, 2024, we did not have any mortgages subject to recourse. We will also indemnify lenders against claims resulting from the presence of hazardous substances or activity involving hazardous substances in violation of environmental laws on a property.

During the three months ended March 31, 2024, we repaid two mortgages, collateralized by two properties, which are summarized in the table below (dollars in thousands):

Fixed Rate Debt Repaid	Interest Rate on Fixed Rate Debt Repaid
$17,674	5.05%

We did not make any payments for deferred financing costs during the three months ended March 31, 2024. We made payments of $0.1 million for deferred financing costs during the three months ended March 31, 2023.

Scheduled principal payments of mortgage notes payable for the nine months ending December 31, 2024, and each of the five succeeding fiscal years and thereafter are as follows (dollars in thousands):

Year	Scheduled Principal Payments
Nine Months Ending December 31, 2024	$14,253
2025	27,084
2026	35,069
2027	95,073
2028	37,108
2029	20,911
Thereafter	48,527
Total	$278,025	(1)
(1)This figure does not include $(0.03) million of premiums and (discounts), net, and $2.0 million of deferred financing costs, which are reflected in mortgage notes payable, net on the condensed consolidated balance sheets.

We believe we will be able to address all mortgage notes payable maturing over the next 12 months through a combination of refinancing our existing indebtedness, cash from operations, proceeds from one or more equity offerings and availability on our Credit Facility.

Interest Rate Cap and Interest Rate Swap Agreements

We have entered into interest rate cap agreements that cap the interest rate on certain of our variable-rate debt and we have assumed or entered into interest rate swap agreements in which we hedged our exposure to variable interest rates by agreeing to pay fixed interest rates to our respective counterparty. We have adopted the fair value measurement provisions for our financial instruments recorded at fair value. The fair value guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Generally, we will estimate the fair value of our interest rate caps and interest rate swaps, in the absence of observable market data, using estimates of value including estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. At March 31, 2024 and December 31, 2023, our interest rate cap agreements and interest rate swaps were valued using Level 2 inputs.

The fair value of the interest rate cap agreements is recorded in other assets on our accompanying condensed consolidated balance sheets. We record changes in the fair value of the interest rate cap agreements quarterly based on the current market valuations at quarter end. If the interest rate cap qualifies for hedge accounting, the change in the estimated fair value is recorded to accumulated other comprehensive income to the extent that it is effective, with any ineffective portion recorded to interest expense in our condensed consolidated statements of operations and comprehensive income. If the interest rate cap does not qualify for hedge accounting, or if it is determined the hedge is ineffective, any change in the fair value is recognized in interest expense in our consolidated statements of operations and comprehensive income. During the next 12 months, we estimate that an additional $4.6 million will be reclassified out of accumulated other comprehensive income into interest expense in our condensed consolidated statements of operations and comprehensive income, as a reduction to interest expense. The following table summarizes the interest rate caps at March 31, 2024 and December 31, 2023 (dollars in thousands):

		March 31, 2024		December 31, 2023
Aggregate Cost		Aggregate Notional Amount	Aggregate Fair Value	Aggregate Notional Amount	Aggregate Fair Value
$99	(1)	$60,000	$194	$65,000	$684
(1)We have entered into various interest rate cap agreements on variable rate debt with SOFR caps ranging from 1.75% to 5.50%.

We have assumed or entered into interest rate swap agreements in connection with certain of our mortgage financings and Credit Facility, whereby we will pay our counterparty a fixed interest rate on a monthly basis and receive payments from our counterparty equivalent to the stipulated floating rate. The fair value of our interest rate swap agreements is recorded in other assets or other liabilities on our accompanying condensed consolidated balance sheets. We have designated our interest rate swaps as cash flow hedges, and we record changes in the fair value of the interest rate swap agreement to accumulated other comprehensive income on the condensed consolidated balance sheets. We have designated our interest rate swaps as cash flow hedges, and we record changes in the fair value of the respective interest rate swap agreement to accumulated other comprehensive income on the consolidated balance sheets. We record changes in fair value on a quarterly basis, using current market valuations at quarter end. The following table summarizes our interest rate swaps at March 31, 2024 and December 31, 2023 (dollars in thousands):

March 31, 2024			December 31, 2023
Aggregate Notional Amount	Aggregate Fair Value Asset	Aggregate Fair Value Liability	Aggregate Notional Amount	Aggregate Fair Value Asset	Aggregate Fair Value Liability
$361,381	$11,509	$(43)	$361,676	$6,222	$(670)

The following table presents the impact of our derivative instruments in the condensed consolidated financial statements (dollars in thousands):

	Amount of gain, net, recognized in Comprehensive Income
	Three Months Ended March 31,
	2024	2023
Derivatives in cash flow hedging relationships
Interest rate caps	$(498)	$(1,006)
Interest rate swaps	5,915	(4,889)
Total	$5,417	$(5,895)

The following table presents the reclassifications of our derivative instruments out of accumulated other comprehensive income into interest expense in the condensed consolidated financial statements (dollars in thousands):

	Amount reclassified out of Accumulated Other Comprehensive Income
	Three Months Ended March 31,
	2024	2023
Interest rate caps	$106	$263
Total	$106	$263

The following table sets forth certain information regarding our derivative instruments (dollars in thousands):

		Asset (Liability) Derivatives Fair Value at
Derivatives Designated as Hedging Instruments	Balance Sheet Location	March 31, 2024	December 31, 2023
Interest rate caps	Other assets	$194	$684
Interest rate swaps	Other assets	11,509	6,222
Interest rate swaps	Other liabilities	(43)	(670)
Total derivative liabilities, net		$11,660	$6,236

The fair value of all mortgage notes payable outstanding as of March 31, 2024 was $251.8 million, as compared to the carrying value stated above of $276.0 million. The fair value is calculated based on a discounted cash flow analysis, using management’s estimate of market interest rates on long-term debt with comparable terms and loan to value ratios. The fair value was calculated using Level 3 inputs of the hierarchy established by ASC 820, “Fair Value Measurements and Disclosures.”

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

As of March 31, 2024, there was $446.0 million outstanding under our Credit Facility, at a weighted average interest rate of approximately 6.80%, and no outstanding letters of credit. As of March 31, 2024, the maximum additional amount we could draw under the Credit Facility was $47.3 million. We were in compliance with all covenants under the Credit Facility as of March 31, 2024.

The amount outstanding under the Credit Facility approximates fair value as of March 31, 2024.

7. Commitments and Contingencies

Ground Leases

We are obligated as lessee under three ground leases. Future minimum rental payments due under the terms of these leases for the nine months ending December 31, 2024 and each of the five succeeding fiscal years and thereafter are as follows (dollars in thousands):

Year	Future Lease Payments Due Under Operating Leases
Nine Months Ending December 31, 2024	$343
2025	457
2026	460
2027	467
2028	470
2029	470
Thereafter	3,359
Total anticipated lease payments	$6,026
Less: amount representing interest	(1,785)
Present value of lease payments	$4,241

Rental expense incurred for properties with ground lease obligations during the three months ended March 31, 2024 was $0.1 million and during the three months ended March 31, 2023 was $0.1 million. Our ground leases are treated as operating leases and rental expenses are reflected in property operating expenses on the condensed consolidated statements of operations and comprehensive income. Our ground leases have a weighted average remaining lease term of 13.9 years and a weighted average discount rate of 5.30%.

Letters of Credit

As of March 31, 2024, there were no outstanding letters of credit.

8. Equity and Mezzanine Equity

Stockholders’ Equity

The following table summarizes the changes in our equity for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Senior Common Stock
Balance, beginning of period	$1	$1
Issuance of senior common stock, net	—	—
Balance, end of period	$1	$1
Common Stock
Balance, beginning of period	$40	$39
Issuance of common stock, net	—	1
Balance, end of period	$40	$40
Series F Preferred Stock
Balance, beginning of period	$1	$1
Issuance of Series F preferred stock, net	—	—
Redemption of Series F preferred stock, net	—	—
Balance, end of period	$1	$1
Additional Paid in Capital
Balance, beginning of period	$730,256	$721,327
Issuance of common stock and Series F preferred stock, net	197	4,385
Redemption of Series F preferred stock, net	55	86
Retirement of senior common stock, net	—	52
Adjustment to OP Units held by Non-controlling OP Unitholders resulting from changes in ownership of the Operating Partnership	(43)	24
Balance, end of period	$730,465	$725,874
Accumulated Other Comprehensive Income
Balance, beginning of period	$7,758	$11,640
Comprehensive income (loss)	5,417	(5,895)
Reclassification into interest expense	106	263
Balance, end of period	$13,281	$6,008
Distributions in Excess of Accumulated Earnings
Balance, beginning of period	$(584,776)	$(529,104)
Distributions declared to common, senior common, and preferred stockholders	(15,220)	(15,108)
Redemption of Series F preferred stock, net	(3)	(5)
Net income available to the Company	3,524	3,174
Balance, end of period	$(596,475)	$(541,042)
Total Stockholders' Equity
Balance, beginning of period	$153,280	$203,904
Issuance of common stock and Series F preferred stock, net	197	4,386
Redemption of Series F preferred stock, net	52	81
Retirement of senior common stock, net	—	52
Distributions declared to common, senior common, and preferred stockholders	(15,220)	(15,108)
Comprehensive income (loss)	5,417	(5,895)
Reclassification into interest expense	106	263
Adjustment to OP Units held by Non-controlling OP Unitholders resulting from changes in ownership of the Operating Partnership	(43)	24
Net income available to the Company	3,524	3,174
Balance, end of period	$147,313	$190,882

Non-Controlling Interest
Balance, beginning of period	$986	$1,790
Distributions declared to Non-controlling OP Unit holders	(93)	(118)
Adjustment to OP Units held by Non-controlling OP Unitholders resulting from changes in ownership of the Operating Partnership	43	(24)
Net income (loss) available (attributable) to OP units held by Non-controlling OP Unitholders	2	(7)
Balance, end of period	$938	$1,641
Total Equity	$148,251	$192,523

Distributions

We paid the following distributions per share for the three months ended March 31, 2024 and 2023:

	For the three months ended March 31,
	2024	2023
Common Stock and Non-controlling OP Units	$0.30	$0.30
Senior Common Stock	0.2625	0.2625
Series E Preferred Stock	0.414063	0.414063
Series F Preferred Stock	0.375	0.375
Series G Preferred Stock	0.375	0.375

Recent Activity

Common Stock ATM Programs

On February 22, 2022, we entered into Amendment No. 1 to our At-the-Market Equity Offering Sales Agreement with sales agents Robert W. Baird & Co. Incorporated (“Baird”), Goldman Sachs & Co. LLC (“Goldman Sachs”), Stifel, Nicolaus & Company, Incorporated (“Stifel”), BTIG, LLC, and Fifth Third Securities, Inc. (“Fifth Third”), dated December 3, 2019 (together, the “Prior Common Stock Sales Agreement”). The amendment permitted shares of common stock to be issued pursuant to the Prior Common Stock Sales Agreement under the 2020 Registration Statement, and future registration statements on Form S-3. We terminated the Prior Common Stock Sales Agreement effective as of February 10, 2023 in connection with the expiration of the 2020 Registration Statement on February 11, 2023.

On March 3, 2023, we entered into an At-the-Market Equity Offering Sales Agreement (the “2023 Common Stock Sales Agreement”), with BofA Securities, Inc. (“BofA”), Goldman Sachs, Baird, KeyBanc Capital Markets Inc. (“KeyBanc”), and Fifth Third (collectively the “Common Stock Sales Agents”). In connection with the 2023 Common Stock Sales Agreement, we filed prospectus supplements dated March 3, 2023 and March 7, 2023, to the prospectus dated November 23, 2022, with the SEC, for the offer and sale of an aggregate offering amount of up to $250.0 million of common stock. During the three months ended March 31, 2024, we did not sell any shares of common stock under the 2023 Common Stock Sales Agreement.

On March 26, 2024, we entered into Amendment No. 1 to the 2023 Common Stock Sales Agreement (the “2024 Common Stock Sales Agreement”). The amendment permitted shares of common stock to be issued pursuant to the 2024 Common Stock Sales Agreement under the 2024 Registration Statement, and future registration statements on Form S-3. In connection with the 2024 Common Stock Sales Agreement, we filed a prospectus supplement dated March 26, 2024, to the prospectus dated March 21, 2024, with the SEC, for the offer and sale of an aggregate offering amount of $250.0 million of common stock. During the three months ended March 31, 2024, we did not sell any shares of common stock under the 2024 Common Stock Sales Agreement.

Mezzanine Equity

Our 6.625% Series E Cumulative Redeemable Preferred Stock (“Series E Preferred Stock”), and our 6.00% Series G Cumulative Redeemable Preferred Stock (“Series G Preferred Stock”) are classified as mezzanine equity in our condensed consolidated balance sheets because both are redeemable at the option of the shareholder upon a change of control of greater than 50%. A change in control of our company, outside of our control, is only possible if a tender offer is accepted by over 90% of our shareholders. All other change in control situations would require input from our Board of Directors. In addition, our

Series E Preferred Stock and Series G Preferred Stock are redeemable at the option of the applicable shareholder in the event a delisting event occurs. We will periodically evaluate the likelihood that a delisting event or change of control of greater than 50% will take place, and if we deem this probable, we will adjust the Series E Preferred Stock, and Series G Preferred Stock presented in mezzanine equity to their redemption value, with the offset to gain (loss) on extinguishment. We currently believe the likelihood of a change of control of greater than 50%, or a delisting event, is remote.

Universal Shelf Registration Statements

On November 23, 2022, we filed the 2022 Registration Statement. There was no limit on the aggregate amount of the securities that we could offer pursuant to the 2022 Registration Statement.

On March 13, 2024, we filed the 2024 Registration Statement, which was declared effective on March 21, 2024. The 2024 Registration Statement allows us to issue up to $1.3 billion of securities and replaces the 2022 Registration Statement.

Series F Preferred Stock

On February 20, 2020, we filed with the Maryland Department of Assessments and Taxation Articles Supplementary (i) setting forth the rights, preferences and terms of the Series F Preferred Stock and (ii) reclassifying and designating 26,000,000 shares of our authorized and unissued shares of common stock as shares of Series F Preferred Stock. The reclassification decreased the number of shares classified as common stock from 86,290,000 shares immediately prior to the reclassification to 60,290,000 shares immediately after the reclassification. We sold 7,580 shares of our Series F Preferred Stock, raising $0.2 million in net proceeds, during the three months ended March 31, 2024.

Non-controlling Interest in Operating Partnership

As of March 31, 2024 and December 31, 2023, we owned approximately 99.2% and 99.2%, respectively, of the outstanding OP Units.

The Operating Partnership is required to make distributions on each OP Unit in the same amount as those paid on each share of our common stock, with the distributions on the OP Units held by us being utilized to make distributions to our common stockholders.

As of March 31, 2024 and December 31, 2023, there were 310,643 and 310,643 outstanding OP Units held by Non-controlling OP Unitholders, respectively.

9. Revision of Previously Issued Financial Statements

As discussed in Note 1, the Company identified errors in its calculation of the depreciation of certain tenant funded improvement assets at a number of its properties. A summary of the corrections to the impacted financial statement line items in the Company’s previously issued Condensed Consolidated Statements of Operations and Comprehensive Income, Condensed Consolidated Statements of Cash Flows and the Stockholders’ Equity tables for the quarter ended March 31, 2023, which was presented in a previously filed Quarterly Report on Form 10-Q, is as follows:

Condensed Consolidated Statements of Operations and Comprehensive Income
	Three Months Ended March 31, 2023
	As Previously Reported	Adjustments	As Revised
Operating expenses
Depreciation and amortization	$15,474	$(770)	$14,704
Total operating expenses	$25,434	$(770)	$24,664
Net income	$2,397	$770	$3,167
Net income available to the Company	$2,404	$770	$3,174
Net loss attributable to common stockholders	$(729)	$770	$41
Loss per weighted average share of common stock - basic & diluted
Loss attributable to common shareholders	$(0.02)	$0.02	$—
Comprehensive income
Net income	$2,397	$770	$3,167
Total comprehensive loss attributable to the Company	$(3,491)	$770	$(2,721)

Stockholders’ Equity
	Three Months Ended March 31, 2023
	As Previously Reported	Adjustments	As Revised
Distributions in Excess of Accumulated Earnings
Balance, beginning of period	$(530,228)	$1,124	$(529,104)
Net income attributable to the Company	2,404	770	3,174
Balance, end of period	$(542,937)	$1,895	$(541,042)
Total Stockholders' Equity
Balance, beginning of period	$202,780	$1,124	$203,904
Net income attributable to the Company	2,404	770	3,174
Balance, end of period	$188,987	$1,895	$190,882
Total Equity	$190,628	$1,895	$192,523

Condensed Consolidated Statements of Cash Flows
	Three Months Ended March 31, 2023
	As Previously Reported	Adjustments	As Revised
Cash flows from operating activities:
Net income	$2,397	$770	$3,167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,474	(770)	14,704

10. Subsequent Events

Distributions

On April 9, 2024, our Board of Directors declared the following monthly distributions for the months of April, May and June of 2024:

Record Date	Payment Date	Common Stock and Non-controlling OP Unit Distributions per Share	Series E Preferred Distributions per Share	Series G Preferred Distributions per Share
April 19, 2024	April 30, 2024	$0.10	$0.138021	$0.125
May 17, 2024	May 31, 2024	0.10	0.138021	0.125
June 19, 2024	June 28, 2024	0.10	0.138021	0.125
		$0.30	$0.414063	$0.375

Senior Common Stock Distributions
Payable to the Holders of Record During the Month of:	Payment Date	Distribution per Share
April	May 6, 2024	$0.0875
May	June 5, 2024	0.0875
June	July 5, 2024	0.0875
		$0.2625

Series F Preferred Stock Distributions
Record Date	Payment Date	Distribution per Share
April 22, 2024	May 3, 2024	$0.125
May 23, 2024	June 5, 2024	0.125
June 25, 2024	July 5, 2024	0.125
		$0.375

Equity Activity

Subsequent to March 31, 2024 and through May 6, 2024, we raised $0.7 million in net proceeds from the sale of 50,827 shares of common stock under our 2024 Common Stock Sales Agreement.

Sale Activity

On April 30, 2024, we sold our 29,257 square foot property in Egg Harbor, New Jersey for $2.6 million. We realized a $0.05 million loss on sale.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements contained herein, other than historical facts, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our business, financial condition, liquidity, results of operations, funds from operations or prospects to be materially different from any future business, financial condition, liquidity, results of operations, funds from operations or prospects expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see the captions titled “Forward-Looking Statements” and “Risk Factors” in this report and in our Annual Report on Form 10-K for the year ended December 31, 2023. We caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q.

This Quarterly Report includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. We have not independently verified the information contained in such sources.

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

As of May 6, 2024:

•we owned 131 properties totaling 16.7 million square feet of rentable space, located in 27 states;
•our occupancy rate was 98.9%;
•the weighted average remaining term of our mortgage debt was 3.9 years and the weighted average interest rate was 4.16%; and
•the average remaining lease term of the portfolio was 6.9 years.

Business Environment

The commercial real estate sector continued to face uncertainty and volatility in the first quarter of 2024. Although the Federal Reserve hinted at potential rate cuts at the end of 2023, higher than expected CPI data, as reported by the U.S. Bureau of Labor Statistics for all urban consumers, during the first quarter of 2024 has led to a rise in long-term interest rates. This increase has slowed the mortgage market and consequently dampened acquisition activity. As a result, real estate transaction volumes have remained low, with tightened credit standards and rising capital costs preventing many investors from entering the market.

Despite capital markets volatility, the industrial sector continues to demonstrate strong fundamentals, consistently outperforming other real estate categories. Cushman & Wakefield plc (“Cushman”) reported healthy leasing activity in the first quarter of 2024, with transactions amounting to 128.7 million square feet, a 3% increase over the 10-year pre-pandemic average (2010-2019). Net absorption fell quarter over quarter from 48 million square feet to 14 million square feet, but the four-quarter rolling average of 42 million square feet remains in Cushman’s range for 2024. Although new completions continue to exceed net absorption, leading to a rise in the overall vacancy rate, the vacancy rate of 5.8% in Q1 2024 remains below the historical average of 7.0% according to Cushman. Year-over-year, Cushman reports that industrial rents increased by 6%, compared to 10% in 2023 and 20% in 2022. Notably, Cushman reports that eight markets recorded net occupancy gains exceeding 1.0 million square feet in Q1 2024, with significant contributions from Houston (5.1 million square feet), Savannah (3.6 million square feet), Chicago (2.8 million square feet), and Austin (2.4 million square feet). Cushman further notes that the construction pipeline has decreased by 10% since the end of 2023 and is down 40% year-over-year as developers pull back, particularly in speculative builds, due to slowing demand for space and rising interest rates. According to Cushman, this represents the lowest level of future construction activity in three years.

The office sector in Q1 2024 showed mixed outcomes according to Jones Lang LaSalle Incorporated (“JLL”). Despite improvements in demand, JLL reports that the market still struggles with high negative net absorption, primarily driven by significant space reductions from major occupiers. JLL reports that the overall vacancy rate increased to 21.9%, reflecting ongoing challenges and that development activity has slowed considerably, with new office supply groundbreakings dropping to less than 300,000 square feet, the lowest recorded in nearly 40 years, which points to limited future deliveries. JLL notes that this slowdown, combined with robust inventory removals and conversions, suggests potential stabilization and a move towards market equilibrium in the upcoming years.

Interest rates have been fluctuating due to ongoing concerns about inflation, with the future direction of Federal Reserve rate hikes remaining uncertain. The yield on the 10-year U.S. Treasury Note, which has risen steadily since the beginning of 2022, ended the first quarter of 2024 at 4.21%.

Despite these macro-economic challenges, we believe that we are well positioned to navigate the current business environment.

We collected 100% of all outstanding cash rents for the three months ended March 31, 2024. In the past, we have received rent modification requests from our tenants, and we may receive additional requests in the future. However, we are unable to quantify the outcomes of the negotiation of relief packages, the success of any tenant’s financial prospects or the amount of relief requests that we will ultimately receive or grant. We believe that we have a diverse tenant base, and specifically, we do not have significant exposure to tenants in the retail, hospitality, airlines, and oil and gas industries. Additionally, our properties are located across 27 states, which we believe mitigates our exposure to economic issues, including regulations or laws implemented by state and local governments, in any one geographic market or area.

We believe we currently have adequate liquidity in the near term, and we believe the availability on our Credit Facility is sufficient to cover all near-term debt obligations and operating expenses and to continue our industrial growth strategy. We are in compliance with all of our debt covenants as of March 31, 2024. We amended our Credit Facility in 2019 to increase our borrowing capacity and extend its maturity date. In addition, on August 18, 2022, we added a new $150.0 million term loan component. Based on market observations and conversations we routinely have with lenders, we believe that credit continues to be available for well-capitalized borrowers. We continue to monitor our portfolio and intend to maintain a reasonably conservative liquidity position for the foreseeable future.

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

We continue to focus on re-leasing vacant space, renewing upcoming lease expirations, re-financing upcoming loan maturities, and acquiring additional properties with associated long-term leases. Currently, we have four partially vacant buildings and no fully vacant buildings. Our available vacant space at March 31, 2024 represents 1.1% of our total square footage and the annual carrying costs on the vacant space, including real estate taxes and property operating expenses, are approximately $1.8 million. We continue to actively seek new tenants for these properties.

We believe our lease expiration schedule for the remainder of 2024 is manageable, as it equates to 4.8% of our lease revenue at March 31, 2024. Property acquisitions since the beginning of 2020 have totaled $372.7 million and all but one transaction was industrial in nature, with a weighted average lease term of 13.6 years and a current weighted average lease term today of 10.7 years.

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

Recent Developments

Sale Activity

During the three months ended March 31, 2024, we continued to execute our capital recycling program, whereby we sold non-core properties. We expect to continue to execute our capital recycling plan and sell non-core properties as reasonable disposition opportunities become available, and use the sales proceeds to acquire properties in our target, secondary growth markets or pay down outstanding debt. During the three months ended March 31, 2024, we sold three non-core properties, located in Columbus, Ohio; Draper, Utah; and Richardson, Texas, which are summarized in the table below (dollars in thousands):

Aggregate Square Footage Sold	Aggregate Sales Price	Aggregate Sales Costs	Aggregate Impairment Charge for the Three Months Ended March 31, 2024	Aggregate Gain on Sale of Real Estate, net
357,179	$19,523	$898	$493	$283

On April 30, 2024, we sold our 29,257 square foot property in Egg Harbor, New Jersey for $2.6 million. We realized a $0.05 million loss on sale.

Leasing Activity

During and subsequent to the three months ended March 31, 2024, we executed three leases, which are summarized below (dollars in thousands):

Aggregate Square Footage	Weighted Average Remaining Lease Term	Aggregate Annualized GAAP Fixed Lease Payments	Aggregate Tenant Improvement	Aggregate Leasing Commissions
740,948	6.4 years	$3,030	$834	$341

Financing Activity

During the three months ended March 31, 2024, we repaid two mortgages, collateralized by two properties, which are summarized in the table below (dollars in thousands):

Fixed Rate Debt Repaid	Interest Rate on Fixed Rate Debt Repaid
$17,674	5.05%

Equity Activities

Common Stock ATM Programs

On February 22, 2022, we entered into Amendment No. 1 to our At-the-Market Equity Offering Sales Agreement with sales agents Robert W. Baird & Co. Incorporated (“Baird”), Goldman Sachs & Co. LLC (“Goldman Sachs”), Stifel, Nicolaus & Company, Incorporated (“Stifel”), BTIG, LLC, and Fifth Third Securities, Inc. (“Fifth Third”), dated December 3, 2019 (together, the “Prior Common Stock Sales Agreement”). The amendment permitted shares of common stock to be issued pursuant to the Prior Common Stock Sales Agreement under the Company’s Registration Statement on Form S-3 (File No. 333-236143) (the “2020 Registration Statement”), and future registration statements on Form S-3. We terminated the Prior Common Stock Sales Agreement effective as of February 10, 2023 in connection with the expiration of the 2020 Registration Statement on February 11, 2023.

On March 3, 2023, we entered into an At-the-Market Equity Offering Sales Agreement (the “2023 Common Stock Sales Agreement”), with BofA Securities, Inc. (“BofA”), Goldman Sachs, Baird, KeyBanc Capital Markets Inc. (“KeyBanc”), and Fifth Third (collectively the “Common Stock Sales Agents”). In connection with the 2023 Common Stock Sales Agreement, we filed prospectus supplements dated March 3, 2023 and March 7, 2023, to the prospectus dated November 23, 2022, with the SEC, for the offer and sale of an aggregate offering amount of $250.0 million of common stock. During the three months ended March 31, 2024, we did not sell any shares of common stock under the 2023 Common Stock Sales Agreement.

On March 26, 2024, we entered into Amendment No. 1 to the 2023 Common Stock Sales Agreement (the “2024 Common Stock Sales Agreement”). The amendment permitted shares of common stock to be issued pursuant to the 2024 Common Stock Sales Agreement under the Company’s Registration Statement on Form S-3 (File No. 333-277877) (the “2024 Registration Statement”), and future registration statements on Form S-3. In connection with the 2024 Common Stock Sales Agreement, we filed a prospectus supplement dated March 26, 2024, to the prospectus dated March 21, 2024, with the SEC, for the offer and sale of an aggregate offering amount of $250.0 million of common stock. During the three months ended March 31, 2024, we did not sell any shares of common stock under the 2024 Common Stock Sales Agreement.

Universal Shelf Registration Statements

On November 23, 2022, we filed an automatic shelf registration statement on Form S-3 (File No. 333-268549) (the “2022 Registration Statement”). There was no limit on the aggregate amount of the securities that we could offer pursuant to the 2022 Registration Statement.

On March 13, 2024, we filed the 2024 Registration Statement, which was declared effective on March 21, 2024. The 2024 Registration Statement allows us to issue up to $1.3 billion of securities and replaces the 2022 Registration Statement.

Series F Preferred Stock Continuous Offering

On February 20, 2020, we filed with the Maryland Department of Assessments and Taxation Articles Supplementary (i) setting forth the rights, preferences and terms of the Series F Preferred Stock and (ii) reclassifying and designating 26,000,000 shares of our authorized and unissued shares of common stock as shares of Series F Preferred Stock. The reclassification decreased the number of shares classified as common stock from 86,290,000 shares immediately prior to the reclassification to 60,290,000 shares immediately after the reclassification. We sold 7,580 shares of our Series F Preferred Stock, raising $0.2 million in net proceeds, during the three months ended March 31, 2024.

Non-controlling Interest in Operating Partnership

As of March 31, 2024 and December 31, 2023, we owned approximately 99.2% and 99.2%, respectively, of the outstanding operating partnership units in the Operating Partnership (“OP Units”).

As of March 31, 2024 and December 31, 2023, there were 310,643 and 310,643 outstanding OP Units held by holders who do not control the Operating Partnership (“Non-controlling OP Unitholders”), respectively.

Diversity of Our Portfolio

Gladstone Management Corporation, a Delaware corporation (our “Adviser”), seeks to diversify our portfolio to avoid dependence on any one particular tenant, industry or geographic market. By diversifying our portfolio, our Adviser intends to reduce the adverse effect on our portfolio of a single under-performing investment or a downturn in any particular industry or geographic market. For the three months ended March 31, 2024, our largest tenant comprised only 4.3% of total lease revenue. The table below reflects the breakdown of our total lease revenue by tenant industry classification for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	For the three months ended March 31,
	2024		2023
Industry Classification	Lease Revenue	Percentage of Lease Revenue	Lease Revenue	Percentage of Lease Revenue
Automotive	$5,302	14.8%	$5,140	14.2%
Diversified/Conglomerate Services	4,627	13.0	4,529	12.4
Telecommunications	4,493	12.6	4,940	13.5
Buildings and Real Estate	2,534	7.1	2,304	6.3
Diversified/Conglomerate Manufacturing	2,464	6.9	2,636	7.2
Personal, Food & Miscellaneous Services	2,348	6.6	2,347	6.4
Banking	2,314	6.5	2,336	6.4
Healthcare	2,225	6.2	3,348	9.2
Personal & Non-Durable Consumer Products	1,916	5.4	1,882	5.1
Machinery	1,608	4.5	1,369	3.7
Beverage, Food & Tobacco	1,464	4.1	1,402	3.8
Chemicals, Plastics & Rubber	1,318	3.7	1,365	3.7
Containers, Packaging & Glass	1,156	3.2	983	2.7
Childcare	573	1.6	573	1.6
Information Technology	570	1.6	573	1.6
Electronics	287	0.8	272	0.7
Printing & Publishing	266	0.7	229	0.6
Education	133	0.4	203	0.6
Home & Office Furnishings	123	0.3	123	0.3
Total	$35,721	100.0%	$36,554	100.0%

The tables below reflect the breakdown of total lease revenue by state for the three months ended March 31, 2024 and 2023 (dollars in thousands):

State	Lease Revenue for the three months ended March 31, 2024	Percentage of Lease Revenue	Number of Leases for the three months ended March 31, 2024	Lease Revenue for the three months ended March 31, 2023	Percentage of Lease Revenue	Number of Leases for the three months ended March 31, 2023
Texas	$4,526	12.7%	14	$4,781	13.1%	13
Florida	4,254	11.9	9	4,117	11.3	9
Pennsylvania	3,736	10.5	10	3,736	10.2	10
Ohio	3,187	8.9	15	3,661	10.0	16
Georgia	2,956	8.3	11	2,924	8.0	10
North Carolina	2,332	6.5	10	2,302	6.3	10
Alabama	2,160	6.0	6	2,236	6.1	7
Colorado	1,869	5.2	4	1,870	5.1	4
Michigan	1,632	4.6	6	1,599	4.4	6
Indiana	1,188	3.3	11	1,044	2.9	10
All Other States	7,881	22.1	41	8,284	22.6	42
Total	$35,721	100.0%	137	$36,554	100.0%	137

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

Under the terms of the Advisory Agreement, we are responsible for all expenses incurred for our direct benefit. Examples of these expenses include legal, accounting, interest, directors’ and officers’ insurance, stock transfer services, stockholder-related fees, consulting and related fees. In addition, we are also responsible for all fees charged by third parties that are directly related to our business, which include real estate brokerage fees, mortgage placement fees, lease-up fees and transaction structuring fees (although we may be able to pass all or some of such fees on to our tenants and borrowers). Our entrance into the Advisory Agreement and each amendment thereto has been approved unanimously by our Board of Directors. Our Board of Directors reviews and considers renewing the agreement with our Adviser annually, typically during the month of July. During its July 2023 meeting, our Board of Directors reviewed and renewed the Advisory Agreement and Administration Agreement for an additional year, through August 31, 2024.

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

On July 11, 2023, the Company entered into the Eighth Amended Advisory Agreement, as approved unanimously by our Board of Directors, including specifically, our independent directors. The Eighth Amended Advisory Agreement contractually eliminated the payment of the incentive fee for the quarters ended September 30, 2023 and December 31, 2023. In addition, the Eighth Amended Advisory Agreement also clarified that for any future quarter whereby an incentive fee would exceed by greater than 15% the average quarterly incentive fee paid, the measurement would be versus the last four quarters where an incentive fee was actually paid. The calculation of the other fees was unchanged.

Capital Gain Fee

Under the Advisory Agreement, we will pay to the Adviser a capital gain-based incentive fee that will be calculated and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement). In determining the capital gain fee, we will calculate aggregate realized capital gains and aggregate realized capital losses for the applicable time period. For this purpose, aggregate realized capital gains and losses, if any, equals the realized gain or loss calculated by the difference between the sales price of the property, less any costs to sell the property and the current gross value of the property (equal to the property’s original acquisition price plus any subsequent non-reimbursed capital improvements) of the disposed property. At the end of the fiscal year, if this number is positive, then the capital gain fee payable for such time period shall equal 15.0% of such amount. No capital gain fee was recognized during the three months ended March 31, 2024 or 2023.

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

Significant Accounting Policies and Estimates

The preparation of our financial statements in accordance with GAAP requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023, filed by us with the U.S. Securities and Exchange Commission (the “SEC”) on February 21, 2024 (our “2023 Form 10-K”). There were no material changes to our critical accounting policies or estimates during the three months ended March 31, 2024.

Results of Operations

The weighted average yield on our total portfolio, which was 8.5% and 7.9% as of March 31, 2024 and 2023, respectively, is calculated by taking the annualized straight-line rents plus operating expense recoveries, reflected as lease revenue on our condensed consolidated statements of operations and other comprehensive income, less property operating expenses, of each acquisition since inception, as a percentage of the acquisition cost plus subsequent capital improvements. The weighted average yield does not account for the interest expense incurred on the mortgages placed on our properties.

A comparison of our operating results for the three months ended March 31, 2024 and 2023 is below (dollars in thousands, except per share amounts):

	For the three months ended March 31,
	2024	2023	$ Change	% Change
Operating revenues
Lease revenue	$35,721	$36,554	$(833)	(2.3)%
Total operating revenues	$35,721	$36,554	$(833)	(2.3)%
Operating expenses
Depreciation and amortization	$13,326	$14,704	$(1,378)	(9.4)%
Property operating expenses	5,884	6,727	(843)	(12.5)%
Base management fee	1,535	1,605	(70)	(4.4)%
Incentive fee	1,171	—	1,171	100.0%
Administration fee	630	565	65	11.5%
General and administrative	1,047	1,063	(16)	(1.5)%
Impairment charge	493	—	493	100.0%
Total operating expense before incentive fee waiver	$24,086	$24,664	$(578)	(2.3)%
Incentive fee waiver	(771)	—	(771)	100.0%
Total operating expenses	$23,315	$24,664	$(1,349)	(5.5)%
Other income (expense)
Interest expense	$(9,497)	$(8,828)	$(669)	7.6%
Gain on sale of real estate, net	283	—	283	100.0%
Gain on debt extinguishment, net	300	—	300	100.0%
Other income	34	105	(71)	(67.6)%
Total other (expense), net	$(8,880)	$(8,723)	$(157)	1.8%
Net income	$3,526	$3,167	$359	11.3%
Distributions attributable to Series E, F, and G preferred stock	(3,112)	(3,022)	(90)	3.0%
Distributions attributable to senior common stock	(105)	(109)	4	(3.7)%
Loss on extinguishment of Series F preferred stock	(3)	(5)	2	(40.0)%
Gain on repurchase of Series G preferred stock	—	3	(3)	(100.0)%
Net income available to common stockholders and Non-controlling OP Unitholders	$306	$34	$272	800.0%
Net income available to common stockholders and Non-controlling OP Unitholders per weighted average share and unit - basic & diluted	$0.01	$—	$0.01	100.0%
FFO available to common stockholders and Non-controlling OP Unitholders - basic (1)	$13,542	$14,738	$(1,196)	(8.1)%
FFO available to common stockholders and Non-controlling OP Unitholders - diluted (1)	$13,647	$14,847	$(1,200)	(8.1)%
FFO per weighted average share of common stock and Non-controlling OP Units - basic (1)	$0.34	$0.37	$(0.03)	(8.1)%
FFO per weighted average share of common stock and Non-controlling OP Units - diluted (1)	$0.34	$0.37	$(0.03)	(8.1)%
(1)Refer to the “Funds from Operations” section below within the Management’s Discussion and Analysis section for the definition of FFO.

Same Store Analysis

For the purposes of the following discussion, same store properties are properties we owned as of January 1, 2023, which have not been subsequently vacated or disposed of. Acquired and disposed of properties are properties which were acquired, disposed of or classified as held for sale at any point subsequent to December 31, 2022. Properties with vacancy are properties that were fully vacant or had greater than 5.0% vacancy, based on square footage, at any point subsequent to January 1, 2023.

Operating Revenues

	For the three months ended March 31,
	(Dollars in Thousands)
Lease Revenues	2024	2023	$ Change	% Change
Same Store Properties	$30,771	$30,521	$250	0.8%
Acquired & Disposed Properties	1,440	2,650	(1,210)	(45.7)%
Properties with Vacancy	3,510	3,383	127	3.8%
	$35,721	$36,554	$(833)	(2.3)%

Lease revenues consist of rental income and operating expense recoveries earned from our tenants. Lease revenues from same store properties increased for the three months ended March 31, 2024, due to an increase in rental rates from the leasing activity subsequent to the three months ended March 31, 2023. Lease revenues decreased for acquired and disposed of properties for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily due to loss of lease revenue including variable lease payments from the 10 property sales subsequent to March 31, 2023, and partially offset by lease revenue from the five properties acquired subsequent to March 31, 2023. Lease revenues increased for our properties with vacancy for the three months ended March 31, 2024 due to an increase in rental revenue from partially leasing vacant space and variable lease payments due to an increase in property operating expenses.

Operating Expenses

Depreciation and amortization expense decreased for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, due to the depreciation errors corrected, as outlined in Note 1 and Note 9, coupled with the reduced depreciation and amortization expense from the 10 property sales subsequent to March 31, 2023, partially offset by an increase in depreciation and amortization expense on the five properties acquired subsequent to March 31, 2023.

	For the three months ended March 31,
	(Dollars in Thousands)
Property Operating Expenses	2024	2023	$ Change	% Change
Same Store Properties	$3,933	$3,989	$(56)	(1.4)%
Acquired & Disposed Properties	344	1,248	(904)	(72.4)%
Properties with Vacancy	1,607	1,490	117	7.9%
	$5,884	$6,727	$(843)	(12.5)%

Property operating expenses consist of franchise taxes, property management fees, insurance, ground lease payments, property maintenance and repair expenses paid on behalf of certain of our properties. The decrease in property operating expenses for same store properties for the three months ended March 31, 2024, from the comparable 2023 period, was a result of a decrease in franchise taxes, partially offset by general cost increases due to the inflationary environment during the three months ended March 31, 2024. The decrease in property operating expenses for acquired and disposed of properties for the three months ended March 31, 2024, from the comparable 2023 period, is a result of a decrease in property operating expenses from the 10 property sales subsequent to March 31, 2023, minimally offset by the property operating expense from the five properties acquired subsequent to March 31, 2023. The increase in property operating expenses for properties with vacancy for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, is a result of general cost increases due to the inflationary environment during the same period.

The base management fee paid to the Adviser decreased for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, due to a decrease in Gross Tangible Real Estate over the three months ended March 31, 2024 from property sales as compared to Gross Tangible Real Estate during the three months ended March 31, 2023. The calculation of the base management fee is described in detail above in “Advisory and Administration Agreements.”

The incentive fee paid to the Adviser increased for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, due to the payment of the incentive fee being contractually eliminated for the quarter ended March 31, 2023, as outlined in the Seventh Amended Advisory Agreement. We recorded an incentive fee, which was partially waived, during the three months ended March 31, 2024. The calculation of the incentive fee is described in detail above in “Advisory and Administration Agreements.”

The administration fee paid to the Administrator increased for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, due to our Administrator incurring greater costs that are allocated to us. The calculation of the administration fee is described in detail above in “Advisory and Administration Agreements.”

General and administrative expenses remained consistent for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023.

Other Income and Expenses

Interest expense increased for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. This increase was primarily a result of increased interest costs on variable rate debt, as global interest rates have increased in reaction to growing inflation, coupled with costs associated with the maturity of several interest rate caps.

We sold three non-core office properties during the three months ended March 31, 2024, and as a result, incurred a gain on sale of real estate, net, and a gain on debt extinguishment, net. There were no property sales during the three months ended March 31, 2023.

Other income decreased for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, due to nonrecurring income items that occurred in the three months ended March 31, 2023.

Net Income Available to Common Stockholders and Non-controlling OP Unitholders

Net income available to common stockholders and Non-controlling OP Unitholders increased for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, as revised, primarily due a decrease in depreciation and amortization from the 10 property sales subsequent to March 31, 2023 and gains on sale, net, and debt extinguishment, net. This was partially offset by depreciation and amortization from the five properties acquired subsequent to March 31, 2023, impairment charges in the current period, an increase in interest expense due to higher borrowing costs on variable rate debt due to global interest rate expansion, and the Incentive Fee in the current period, which was contractually eliminated in the prior period.

Liquidity and Capital Resources

Overview

Our sources of liquidity include cash flows from operations, cash and cash equivalents, borrowings under our Credit Facility and issuing additional equity securities. Our available liquidity as of March 31, 2024 was $57.8 million, consisting of approximately $10.5 million in cash and cash equivalents and available borrowing capacity of $47.3 million under our Credit Facility. Our available borrowing capacity under the Credit Facility increased to $49.1 million as of May 6, 2024.

Future Capital Needs

We actively seek conservative investments that we expect are likely to produce income to pay distributions to our stockholders. We intend to use the proceeds received from future equity raised and debt capital borrowed to continue to invest in industrial and office real property, make mortgage loans, or pay down outstanding borrowings under our Revolver. Accordingly, to ensure that we are able to effectively execute our business strategy, we routinely review our liquidity requirements and continually evaluate all potential sources of liquidity. Our short-term liquidity needs include proceeds necessary to fund our distributions to stockholders, pay the debt service costs on our existing long-term mortgages, refinancing maturing debt and fund our current operating costs. Our long-term liquidity needs include proceeds necessary to grow and maintain our portfolio of investments.

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

Equity Capital

During the three months ended March 31, 2024, we did not sell any common equity under either the 2023 Common Stock Sales Agreement or 2024 Common Stock Sales Agreement. We raised net proceeds of $0.2 million from sales of our Series F Preferred Stock during the three months ended March 31, 2024.

As of May 6, 2024, we had the ability to raise up to $1.1 billion of additional equity capital through the sale and issuance of securities that are registered under the 2024 Registration Statement, in one or more future public offerings. We expect to continue to use our 2024 Common Stock Sales Agreement as a source of liquidity for the remainder of 2024.

Debt Capital

As of March 31, 2024, we had 39 mortgage notes payable in the aggregate principal amount of $278.0 million, collateralized by a total of 45 properties with a remaining weighted average maturity of 4.0 years. The weighted-average interest rate on the mortgage notes payable as of March 31, 2024 was 4.16%.

We continue to see banks and other non-bank lenders willing to issue mortgages for properties comparable to those held in our portfolio on terms that are commercially reasonable. Consequently, we remain focused on obtaining mortgages through insurance companies, regional banks, non-bank lenders and, to a lesser extent, the commercial mortgage backed securities market.

As of March 31, 2024, we had mortgage debt in the aggregate principal amount of $14.3 million payable during the remainder of 2024 and $27.1 million payable during 2025. The 2024 principal amount payable includes both amortizing principal payments and one balloon principal payment due during the remaining nine months of 2024. We anticipate being able to refinance our mortgages that come due during 2025 with a combination of new mortgage debt, availability under our Credit Facility, the issuance of additional equity securities under our 2024 Common Stock Sales Agreement, or the sale and issuance of other equity securities (including our Series F Preferred Stock) that are registered under the 2024 Registration Statement.

Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2024, was $15.0 million, remained consistent with net cash provided by operating activities of $14.9 million for the three months ended March 31, 2023. The majority of cash from operating activities is generated from the lease revenues that we receive from our tenants. We utilize this cash to fund our property-level operating expenses and use the excess cash primarily for debt and interest payments on our mortgage notes payable, interest payments on our Credit Facility, distributions to our stockholders, management fees to our Adviser, Administration fees to our Administrator and other entity-level operating expenses.

Investing Activities

Net cash provided by investing activities during the three months ended March 31, 2024, was $18.5 million, which primarily consisted of proceeds from three property sales, offset by capital improvements performed at certain of our properties. Net cash provided by investing activities during the three months ended March 31, 2023, was $0.7 million, which primarily consisted of receipts from tenant escrow, partially offset by capital improvements performed at certain of our properties and deposits on future acquisitions.

Financing Activities

Net cash used in financing activities during the three months ended March 31, 2024, was $34.7 million, which primarily consisted of $19.8 million of mortgage principal repayments, and distributions paid to common, senior common and preferred shareholders, partially offset by the issuance of $0.2 million of equity and net borrowings on our credit facility. Net cash used in financing activities for the three months ended March 31, 2023, was $12.8 million, which primarily consisted of $5.0 million of mortgage debt repayments, and distributions paid to common, senior common and preferred shareholders, partially offset by the issuance of $4.6 million of common and preferred equity and net borrowings on our credit facility.

Credit Facility

On August 18, 2022, we amended, extended and upsized our Credit Facility, increasing our Revolver from $100.0 million to $120.0 million (and its term to August 2026), adding the new $140.0 million Term Loan C, decreasing the principal balance of Term Loan B to $60.0 million and extending the maturity date of Term Loan A to August 2027. Term Loan C has a maturity date of February 18, 2028 and a SOFR spread ranging from 125 to 195 basis points, depending on our leverage. On September 27, 2022, we further increased the Revolver to $125.0 million and the Term Loan C to $150.0 million, as permitted under the terms of the Credit Facility. We entered into multiple interest rate swap agreements on Term Loan A and Term Loan C, which swap the interest rate to fixed rates from 3.15% to 3.75%. We incurred fees of approximately $4.2 million in connection with extending and upsizing our Credit Facility. The net proceeds of the transaction were used to repay the then-outstanding borrowings on the Revolver, pay off mortgage debt, and fund acquisitions. The Credit Facility’s current bank syndicate is comprised of KeyBank, Fifth Third Bank, The Huntington National Bank, Bank of America, Synovus Bank, United Bank, First Financial Bank, and S&T Bank.

As of March 31, 2024, there was $446.0 million outstanding under our Credit Facility at a weighted average interest rate of approximately 6.80% and no outstanding letters of credit. As of May 6, 2024, the maximum additional amount we could draw under the Credit Facility was $49.1 million. We were in compliance with all covenants under the Credit Facility as of March 31, 2024.

Contractual Obligations

The following table reflects our material contractual obligations as of March 31, 2024 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt Obligations (1)	$723,975	$31,242	$216,484	$416,041	$60,208
Interest on Debt Obligations (2)	139,284	41,443	72,020	22,465	3,356
Operating Lease Obligations (3)	6,026	457	918	940	3,711
Purchase Obligations (4)	7,977	5,844	2,133	—	—
	$877,262	$78,986	$291,555	$439,446	$67,275
(1)Debt obligations represent borrowings under our Revolver, which represents $76.0 million of the debt obligation due in 2026, our Term Loan A, which represents $160.0 million of the debt obligation due in 2027, our Term Loan B, which represents $60.0 million of the debt obligation due in 2026, our Term Loan C, which represents $150.0 million of the debt obligation due in 2028 and mortgage notes payable that were outstanding as of March 31, 2024. This figure does not include $(0.03) million of premiums and (discounts), net and $4.6 million of deferred financing costs, net, which are reflected in mortgage notes payable, net and borrowings under Term Loan, net on the condensed consolidated balance sheets.
(2)Interest on debt obligations includes estimated interest on borrowings under our Revolver and Term Loan and mortgage notes payable. The balance and interest rate on our Revolver, Term Loan A, Term Loan B and Term Loan C is variable; thus, the interest payment obligation calculated for purposes of this table was based upon rates and balances as of March 31, 2024.
(3)Operating lease obligations represent the ground lease payments due on three of our properties.
(4)Purchase obligations consist of tenant and capital improvements at seven of our properties.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of March 31, 2024.

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

The following table provides a reconciliation of our FFO available to common stockholders for the three months ended March 31, 2024 and 2023, respectively, to the most directly comparable GAAP measure, net income available to common stockholders, and a computation of basic and diluted FFO per weighted average share of common stock:

	For the three months ended March 31,
	(Dollars in Thousands, Except for Per Share Amounts)
	2024	2023
Calculation of basic FFO per share of common stock and Non-controlling OP Unit
Net income	$3,526	$3,167
Less: Distributions attributable to preferred and senior common stock	(3,217)	(3,131)
Less: Loss on extinguishment of Series F preferred stock	(3)	(5)
Add: Gain on repurchase of Series G preferred stock	—	3
Net income available to common stockholders and Non-controlling OP Unitholders	$306	$34
Adjustments:
Add: Real estate depreciation and amortization	$13,326	$14,704
Add: Impairment charge	493	—
Less: Gain on sale of real estate, net	(283)	—
Less: Gain on debt extinguishment, net	(300)	—
FFO available to common stockholders and Non-controlling OP Unitholders - basic (1)	$13,542	$14,738
Weighted average common shares outstanding - basic	40,003,481	39,922,359
Weighted average Non-controlling OP Units outstanding	310,643	391,468
Weighted average common shares and Non-controlling OP Units	40,314,124	40,313,827
Basic FFO per weighted average share of common stock and Non-controlling OP Unit (1)	$0.34	$0.37
Calculation of diluted FFO per share of common stock and Non-controlling OP Unit
Net income	$3,526	$3,167
Less: Distributions attributable to preferred and senior common stock	(3,217)	(3,131)
Less: Loss on extinguishment of Series F preferred stock	(3)	(5)
Add: Gain on repurchase of Series G preferred stock	—	3
Net income available to common stockholders and Non-controlling OP Unitholders	$306	$34
Adjustments:
Add: Real estate depreciation and amortization	$13,326	$14,704
Add: Impairment charge	493	—
Add: Income impact of assumed conversion of senior common stock	105	109
Less: Gain on sale of real estate, net	(283)	—
Less: Gain on debt extinguishment, net	(300)	—
FFO available to common stockholders and Non-controlling OP Unitholders plus assumed conversions (1)	$13,647	$14,847
Weighted average common shares outstanding - basic	40,003,481	39,922,359
Weighted average Non-controlling OP Units outstanding	310,643	391,468
Effect of convertible senior common stock	342,247	345,687
Weighted average common shares and Non-controlling OP Units outstanding - diluted	40,656,371	40,659,514
Diluted FFO per weighted average share of common stock and Non-controlling OP Unit (1)	$0.34	$0.37
Distributions declared per share of common stock and Non-controlling OP Unit	$0.3000	$0.3000
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

To illustrate the potential impact of changes in interest rates on our net income for the three months ended March 31, 2024, we have performed the following analysis, which assumes that our condensed consolidated balance sheets remain constant and that no further actions beyond a minimum interest rate or escalation rate are taken to alter our existing interest rate sensitivity.

The following table summarizes the annual impact of a 1%, 2% and 3% increase, and a 1%, 2% and 3% decrease in SOFR as of March 31, 2024. As of March 31, 2024, our effective average SOFR was 5.34%. The impact of these fluctuations is presented below (dollars in thousands).

Interest Rate Change	(Decrease) increase to Interest Expense	Net increase (decrease) to Net Income
3% Decrease to SOFR	$(3,679)	$3,679
2% Decrease to SOFR	(2,453)	2,453
1% Decrease to SOFR	(1,226)	1,226
1% Increase to SOFR	770	(770)
2% Increase to SOFR	1,540	(1,540)
3% Increase to SOFR	2,310	(2,310)

As of March 31, 2024, the fair value of our mortgage debt outstanding was $251.8 million. Interest rate fluctuations may affect the fair value of our debt instruments. If interest rates on our debt instruments, using rates at March 31, 2024, had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased by $8.0 million and $8.3 million, respectively.

The amount outstanding under the Credit Facility approximates fair value as of March 31, 2024.

In the future, we may be exposed to additional effects of interest rate changes, primarily as a result of our Revolver, Term Loans (i.e. Term Loan A, Term Loan B, and Term Loan C), or long-term mortgage debt, which we use to maintain liquidity and fund expansion of our real estate investment portfolio and operations. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. We may also enter into derivative financial instruments such as interest rate swaps and caps to mitigate the interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes.

In addition to changes in interest rates, the value of our real estate is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees and borrowers, all of which may affect our ability to refinance debt, if necessary.

Item 4.	Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2024, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of March 31, 2024 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. For a discussion of these risks, please refer to the section captioned “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023. There are no material changes to risks associated with our business or investment in our securities from those previously set forth in the report described above.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities
None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None. Without limiting the generality of the foregoing, during the three months ended March 31, 2024, no officer or director of the Company adopted or terminated any “Rule 10b5-1 trading agreement” or any “non-Rule 10b5-1 trading arrangement,” as each item is defined in Item 408 of Regulation S-K.

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

4.5	Form of Indenture, incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-3 (File No. 333-268549), filed November 23, 2022.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Estimated Value Methodology for Series F Cumulative Redeemable Preferred Stock as of March 31, 2024.
101.INS***	iXBRL Instance Document
101.SCH***	iXBRL Taxonomy Extension Schema Document
101.CAL***	iXBRL Taxonomy Extension Calculation Linkbase Document
101.LAB***	iXBRL Taxonomy Extension Label Linkbase Document
101.PRE***	iXBRL Taxonomy Extension Presentation Linkbase Document
101.DEF***	iXBRL Definition Linkbase
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
***	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2024 and 2023, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023 and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gladstone Commercial Corporation

Date:	May 6, 2024	By:	/s/ Gary Gerson
Gary Gerson
Chief Financial Officer

Date:	May 6, 2024	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors