Form 10-Q
period 2024-06-30
GLADSTONE COMMERCIAL CORP
filed 2024-08-06
CIK 1234006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of August 6, 2024 was 42,533,321.

GLADSTONE COMMERCIAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED
June 30, 2024

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Gladstone Commercial Corporation
Condensed Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Real estate, at cost	$1,230,206	$1,221,364
Less: accumulated depreciation	311,433	299,662
Total real estate, net	918,773	921,702
Lease intangibles, net	95,935	101,048
Real estate and related assets held for sale	4,179	28,787
Cash and cash equivalents	10,416	11,985
Restricted cash	4,003	4,150
Funds held in escrow	5,497	7,515
Right-of-use assets from operating leases	4,083	4,889
Deferred rent receivable, net	42,864	41,006
Other assets	19,796	12,389
TOTAL ASSETS	$1,105,546	$1,133,471
LIABILITIES, MEZZANINE EQUITY AND EQUITY
LIABILITIES
Mortgage notes payable, net	$273,783	$295,853
Borrowings under Revolver	81,150	75,750
Borrowings under Term Loan A, Term Loan B and Term Loan C, net	367,603	367,258
Deferred rent liability, net	25,484	29,324
Operating lease liabilities	4,182	5,093
Asset retirement obligation	4,994	4,928
Accounts payable and accrued expenses	16,177	13,588
Liabilities related to assets held for sale	656	676
Due to Adviser and Administrator (1)	3,641	2,556
Other liabilities	12,014	14,138
TOTAL LIABILITIES	$789,684	$809,164
Commitments and contingencies (2)
MEZZANINE EQUITY
Series E and G redeemable preferred stock, net, par value $0.001 per share; $25 per share liquidation preference; 10,750,886 and 10,750,886 shares authorized; and 7,052,334 and 7,052,334 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively (3)	$170,041	$170,041
TOTAL MEZZANINE EQUITY	$170,041	$170,041
EQUITY
Senior common stock, par value $0.001 per share; 950,000 shares authorized; and 402,817 and 406,425 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively (3)	$1	$1
Common stock, par value $0.001 per share, 62,340,139 and 62,326,818 shares authorized; and 41,030,864 and 40,000,596 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively (3)	41	40
Series F redeemable preferred stock, par value $0.001 per share; $25 per share liquidation preference; 25,958,975 and 25,972,296 shares authorized and 942,521 and 918,601 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively (3)	1	1
Additional paid in capital	742,114	730,256
Accumulated other comprehensive income	13,759	7,758
Distributions in excess of accumulated earnings	(610,209)	(584,776)
TOTAL STOCKHOLDERS' EQUITY	$145,707	$153,280
OP Units held by Non-controlling OP Unitholders (3)	114	986
TOTAL EQUITY	$145,821	$154,266
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$1,105,546	$1,133,471
(1)Refer to Note 2 “Related-Party Transactions”
(2)Refer to Note 7 “Commitments and Contingencies”
(3)Refer to Note 8 “Equity and Mezzanine Equity”

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation
Condensed Consolidated Statements of Operations and Comprehensive Income
(Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Operating revenues
Lease revenue	$37,057	$38,658	$72,779	$75,212
Total operating revenues	$37,057	$38,658	$72,779	$75,212
Operating expenses
Depreciation and amortization	$16,015	$16,936	$29,341	$31,640
Property operating expenses	5,807	6,738	11,692	13,465
Base management fee (1)	1,516	1,605	3,051	3,210
Incentive fee (1)	1,245	—	2,416	—
Administration fee (1)	594	546	1,225	1,110
General and administrative	1,046	1,068	2,093	2,131
Impairment charge	—	6,823	493	6,823
Total operating expense before incentive fee waiver	$26,223	$33,716	$50,311	$58,379
Incentive fee waiver (1)	(250)	—	(1,021)	—
Total operating expenses	$25,973	$33,716	$49,290	$58,379
Other income (expense)
Interest expense	$(9,463)	$(9,081)	$(18,960)	$(17,909)
(Loss) gain on sale of real estate, net	(47)	(451)	236	(451)
Gain on debt extinguishment, net	—	—	300	—
Other income	26	2	60	107
Total other (expense), net	$(9,484)	$(9,530)	$(18,364)	$(18,253)
Net income (loss)	$1,600	$(4,588)	$5,125	$(1,420)
Net loss attributable to OP Units held by Non-controlling OP Unitholders	11	73	9	81
Net income (loss) available (attributable) to the Company	$1,611	$(4,515)	$5,134	$(1,339)
Distributions attributable to Series E, F, and G preferred stock	(3,116)	(3,058)	(6,229)	(6,080)
Distributions attributable to senior common stock	(105)	(106)	(211)	(215)
Loss on extinguishment of Series F preferred stock	(4)	(6)	(7)	(11)
Gain on repurchase of Series G preferred stock	—	—	—	3
Net loss attributable to common stockholders	$(1,614)	$(7,685)	$(1,313)	$(7,642)
Loss per weighted average share of common stock - basic & diluted
Loss attributable to common stockholders	$(0.04)	$(0.19)	$(0.03)	$(0.19)
Weighted average shares of common stock outstanding
Basic and Diluted	40,311,476	39,978,674	40,157,479	39,950,672
Earnings per weighted average share of senior common stock	$0.26	$0.26	$0.52	$0.52
Weighted average shares of senior common stock outstanding - basic	402,817	407,099	402,837	413,438
Comprehensive income
Change in unrealized gain related to interest rate hedging instruments, net	$470	$8,025	$5,888	$2,130
Other comprehensive income	470	8,025	5,888	2,130
Net income (loss)	$1,600	$(4,588)	$5,125	$(1,420)
Comprehensive income	$2,070	$3,437	$11,013	$710
Comprehensive loss attributable to OP Units held by Non-controlling OP Unitholders	11	73	9	81
Total comprehensive income available to the Company	$2,081	$3,510	$11,022	$791

(1)Refer to Note 2 “Related-Party Transactions”
The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation
Condensed Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	For the six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$5,125	$(1,420)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,341	31,640
Impairment charge	493	6,823
Gain on debt extinguishment, net	(300)	—
(Gain) loss on sale of real estate, net	(236)	451
Amortization of deferred financing costs	847	819
Amortization of deferred rent asset and liability, net	(3,575)	(4,129)
Amortization of discount and premium on assumed debt, net	18	21
Asset retirement obligation expense	66	63
Amortization of right-of-use asset from operating leases and operating lease liabilities, net	4	14
Bad debt expense	64	—
Operating changes in assets and liabilities
Increase in other assets	(883)	(761)
Decrease in deferred rent receivable	(2,256)	(1,452)
Increase in accounts payable and accrued expenses	1,146	1,199
Increase (decrease) in amount due to Adviser and Administrator	1,085	(732)
Decrease in other liabilities	(1,588)	(517)
Leasing commissions paid	(725)	(1,331)
Net cash provided by operating activities	$28,626	$30,688
Cash flows from investing activities:
Acquisition of real estate and related intangible assets	$(11,954)	$(5,363)
Improvements of existing real estate	(3,964)	(5,973)
Proceeds from sale of real estate	21,052	4,417
Receipts from lenders for funds held in escrow	2,513	3,370
Payments to lenders for funds held in escrow	(495)	(3,011)
Receipts from tenants for reserves	608	206
Payments to tenants from reserves	(1,953)	—
Deposits on future acquisitions	—	(570)
Net cash provided by (used in) investing activities	$5,807	$(6,924)
Cash flows from financing activities:
Proceeds from issuance of equity	$11,400	$8,768
Offering costs paid	(196)	(423)
Redemption of Series F preferred stock	(317)	(229)
Retirement of Senior common stock	—	(55)
Repurchase of Series G preferred stock	—	(12)
Repurchase of common stock	—	(998)
Payments for deferred financing costs	(43)	(118)
Principal repayments on mortgage notes payable	(22,088)	(11,305)
Borrowings from revolving credit facility	41,500	34,200
Repayments on revolving credit facility	(36,100)	(19,000)
Increase in security deposits	153	253
Distributions paid for common, senior common, preferred stock and Non-controlling OP Unitholders	(30,458)	(30,274)
Net cash used in financing activities	$(36,149)	$(19,193)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(1,716)	$4,571
Cash, cash equivalents, and restricted cash at beginning of period	$16,135	$15,992
Cash, cash equivalents, and restricted cash at end of period	$14,419	$20,563

SUPPLEMENTAL AND NON-CASH INFORMATION
Tenant funded fixed asset improvements included in deferred rent liability, net	$—	$861
Unrealized gain related to interest rate hedging instruments, net	$5,888	$2,130
Right-of-use asset from operating leases	$(686)	$—
Operating lease liabilities	$795	$—
Capital improvements and leasing commissions included in accounts payable and accrued expenses	$6,917	$2,116
Dividends paid on Series F preferred stock via additional share issuances	$261	$226

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (dollars in thousands):

	For the six months ended June 30,
	2024	2023
Cash and cash equivalents	$10,416	$16,487
Restricted cash	4,003	4,076
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$14,419	$20,563

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

Interim Financial Information

Our interim financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and in accordance with Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. The year-end balance sheet data presented herein was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of our management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim period, have been included. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 21, 2024. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for other interim periods or for the full 2024 fiscal year.

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

Significant Accounting Policies

The preparation of our financial statements in accordance with GAAP requires management to make judgments that are subjective in nature and requires management to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1, “Organization, Basis of Presentation and Significant Accounting Policies,” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023. There were no material changes to our critical accounting policies during the three and six months ended June 30, 2024.

2. Related-Party Transactions

Gladstone Management and Gladstone Administration

We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator, which collectively employ all of our personnel and pay their salaries, benefits, and general expenses directly. Both our Adviser and Administrator are affiliates of ours, as their parent company is owned and controlled by Mr. David Gladstone, our chairman and chief executive officer. Two of our executive officers, Mr. Gladstone and Mr. Terry Lee Brubaker (our chief operating officer) serve as directors and executive officers of our Adviser and our Administrator. Our president, Mr. Arthur “Buzz” Cooper, is also an executive vice president of commercial and industrial real estate of our Adviser. Mr. Michael LiCalsi, our general counsel and secretary, also serves as our Administrator’s president, general counsel and secretary, as well as executive vice president of administration of our Adviser. We have entered into an advisory agreement with our Adviser, as amended from time to time (the “Advisory Agreement”), and an administration agreement with our Administrator (the “Administration Agreement”). The services and fees under the Advisory Agreement and Administration Agreement are described below. As of June 30, 2024 and December 31, 2023, $3.6 million and $2.6 million, respectively, was collectively due to our Adviser and Administrator. Our entrance into the Advisory Agreement and each amendment thereto has been approved unanimously by our Board of Directors. Our Board of Directors reviews and considers renewing the agreements with our Adviser and Administrator annually, typically during the month of July. During its July 2024 meeting, our Board of Directors reviewed and renewed the Administration Agreement for an additional year, through August 31, 2025.

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

For the three and six months ended June 30, 2024, we recorded a base management fee of $1.5 million and $3.1 million, respectively. For the three and six months ended June 30, 2023, we recorded a base management fee of $1.6 million and $3.2 million, respectively.

Incentive Fee

Pursuant to the Advisory Agreement, the calculation of the incentive fee rewards the Adviser in circumstances where our quarterly Core FFO (defined at the end of this paragraph), before giving effect to any incentive fee, or pre-incentive fee Core FFO, exceeds 2.0% quarterly, or 8.0% annualized, of adjusted total stockholders’ equity (after giving effect to the base management fee but before giving effect to the incentive fee). We refer to this as the hurdle rate. The Adviser will receive 15.0% of the amount of our pre-incentive fee Core FFO that exceeds the hurdle rate. However, in no event shall the incentive fee for a particular quarter exceed by 15.0% (the cap) the average quarterly incentive fee paid by us for the previous four quarters (excluding quarters for which no incentive fee was paid). Core FFO, as defined in the Advisory Agreement, is GAAP net (loss) income (attributable) available to common stockholders, excluding the incentive fee, depreciation and amortization, any realized and unrealized gains, losses or other non-cash items recorded in net (loss) income (attributable) available to common stockholders for the period, and one-time events pursuant to changes in GAAP.

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

For the three months ended June 30, 2024, we recorded an incentive fee of $1.2 million, partially offset by credits related to non-contractual, unconditional, and irrevocable waivers issued by the Adviser of $0.3 million. For the six months ended June 30, 2024, we recorded an incentive fee of $2.4 million, partially offset by credits related to non-contractual, unconditional, and irrevocable waivers issued by the Adviser of $1.0 million. For the three and six months ended June 30, 2023, the contractually eliminated incentive fee would have been $1.4 million and $2.5 million, respectively.

Capital Gain Fee

Under the Advisory Agreement, we will pay to the Adviser a capital gain-based incentive fee that will be calculated and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement). In determining the capital gain fee, we will calculate aggregate realized capital gains and aggregate realized capital losses for the applicable time period. For this purpose, aggregate realized capital gains and losses, if any, equals the realized gain or loss calculated by the difference between the sales price of the property, less any costs to sell the property and the current gross value of the property (equal to the property’s original acquisition price plus any subsequent non-reimbursed capital improvements) of the disposed property. At the end of the fiscal year, if this number is positive, then the capital gain fee payable for such time period shall equal 15.0% of such amount. No capital gain fee was recognized during the three and six months ended June 30, 2024 or 2023.

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

Administration Agreement

Under the terms of the Administration Agreement, we pay separately for our allocable portion of the Administrator’s overhead expenses in performing its obligations to us including, but not limited to, rent and our allocable portion of the salaries and benefits expenses of our Administrator’s employees, including, but not limited to, our chief financial officer, treasurer, chief compliance officer, general counsel and secretary (who also serves as our Administrator’s president, general counsel and secretary), and their respective staffs. Our allocable portion of the Administrator’s expenses are generally derived by multiplying our Administrator’s total expenses by the approximate percentage of time the Administrator’s employees perform services for us in relation to their time spent performing services for all companies serviced by our Administrator under contractual agreements. We believe that the methodology of allocating the Administrator’s total expenses by approximate percentage of time services were performed among all companies serviced by our Administrator more closely approximates fees paid to actual services performed. For the three and six months ended June 30, 2024, we recorded an administration fee of $0.6 million and $1.2 million, respectively. For the three and six months ended June 30, 2023, we recorded an administration fee of $0.5 million and $1.1 million, respectively.

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

Mortgage Financing Arrangement Agreement

We entered into an agreement with Gladstone Securities, effective June 18, 2013, for it to act as our non-exclusive agent to assist us with arranging mortgage financing for our owned properties. In connection with this engagement, Gladstone Securities will, from time to time, continue to solicit the interest of various commercial real estate lenders or recommend to us third-party lenders offering credit products or packages that are responsive to our needs. We pay Gladstone Securities a financing fee in connection with the services it provides to us for securing mortgage financing on any of our properties. The amount of these financing fees, which are payable upon closing of the financing, are based on a percentage of the amount of the mortgage, generally ranging from 0.15% to a maximum of 1.00% of the mortgage obtained. The amount of the financing fees may be reduced or eliminated, as determined by us and Gladstone Securities, after taking into consideration various factors, including, but not limited to, the involvement of any third-party brokers and market conditions. We paid financing fees to Gladstone Securities of $9,233 during the three and six months ended June 30, 2024, which are included in mortgage notes payable, net, in the condensed consolidated balance sheets, or 0.13% of the mortgage principal secured. We paid financing fees to Gladstone Securities of $17,500 during the three and six months ended June 30, 2023, which are included in mortgage notes payable, net, in the condensed consolidated balance sheets, or 0.20% of the mortgage principal secured. Our Board of Directors renewed the agreement for an additional year, through August 31, 2025, at its July 2024 meeting.

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

Under the Dealer Manager Agreement, Gladstone Securities, as dealer manager, provides certain sales, promotional and marketing services to us in connection with the Offering, and we pay Gladstone Securities (i) selling commissions of 6.0% of the gross proceeds from sales of Series F Preferred Stock in the Primary Offering (the “Selling Commissions”), and (ii) a dealer manager fee of 3.0% of the gross proceeds from sales of Series F Preferred Stock in the Primary Offering (the “Dealer Manager Fee”). No Selling Commissions or Dealer Manager Fee are paid with respect to shares sold pursuant to the DRIP. Gladstone Securities may, in its sole discretion, re-allow a portion of the Dealer Manager Fee to participating broker-dealers in support of the Offering. We paid fees of $0.04 million and $0.06 million to Gladstone Securities during the three and six months ended June 30, 2024, respectively, in connection with the Offering. We paid fees of $0.3 million and $0.4 million to Gladstone Securities during the three and six months ended June 30, 2023, respectively, in connection with the Offering.

3. Loss Per Share of Common Stock

The following tables set forth the computation of basic and diluted loss per share of common stock for the three and six months ended June 30, 2024 and 2023. The operating partnership units in the Operating Partnership (“OP Units”) held by holders who do not control the Operating Partnership (“Non-controlling OP Unitholders”) (which may be redeemed for shares of common stock) have been excluded from the diluted loss per share calculations, as there would be no effect on the amounts since the Non-controlling OP Unitholders’ share of loss would also be added back to net loss. Net loss figures are presented net of such non-controlling interests in the loss per share calculation.

We computed basic loss per share for the three and six months ended June 30, 2024 and 2023 using the weighted average number of shares outstanding during the respective periods. Diluted loss per share for the three and six months ended June 30, 2024 and 2023 reflects additional shares of common stock related to our convertible senior common stock (the “Senior Common Stock”), if the effect of conversion would be dilutive, that would have been outstanding if such dilutive potential shares of common stock had been issued, as well as an adjustment to net loss attributable to common stockholders as applicable to common stockholders that would result from their assumed issuance (dollars in thousands, except per share amounts).

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Calculation of basic loss per share of common stock:
Net loss attributable to common stockholders	$(1,614)	$(7,685)	$(1,313)	$(7,642)
Denominator for basic weighted average shares of common stock (1)	40,311,476	39,978,674	40,157,479	39,950,672
Basic loss per share of common stock	$(0.04)	$(0.19)	$(0.03)	$(0.19)
Calculation of diluted loss per share of common stock:
Net loss attributable to common stockholders	$(1,614)	$(7,685)	$(1,313)	$(7,642)
Net loss attributable to common stockholders plus assumed conversions (2)	$(1,614)	$(7,685)	$(1,313)	$(7,642)
Denominator for basic weighted average shares of common stock (1)	40,311,476	39,978,674	40,157,479	39,950,672
Effect of convertible Senior Common Stock (2)	—	—	—	—
Denominator for diluted weighted average shares of common stock (2)	40,311,476	39,978,674	40,157,479	39,950,672
Diluted loss per share of common stock	$(0.04)	$(0.19)	$(0.03)	$(0.19)
(1)The weighted average number of OP Units held by Non-controlling OP Unitholders was 241,637 and 276,140 for the three and six months ended June 30, 2024, respectively, and 391,468 and 391,468 for the three and six months ended June 30, 2023, respectively.
(2)We excluded convertible shares of Senior Common Stock of 342,247 and 345,132 from the calculation of diluted earnings per share for the three and six months ended June 30, 2024 and 2023, respectively, because they were anti-dilutive.

4. Real Estate and Intangible Assets

Real Estate

The following table sets forth the components of our investments in real estate as of June 30, 2024 and December 31, 2023, respectively, excluding real estate held for sale (dollars in thousands):

	June 30, 2024	December 31, 2023
Real estate:
Land (1)	$142,501	$143,442
Building and improvements	1,031,562	1,020,661
Tenant improvements	56,143	57,261
Accumulated depreciation	(311,433)	(299,662)
Real estate, net	$918,773	$921,702
(1)This amount includes $4,436 of land value subject to land lease agreements which we may purchase at our option for a nominal fee.

Real estate depreciation expense on building and tenant improvements was $10.2 million and $20.1 million for the three and six months ended June 30, 2024, respectively. Real estate depreciation expense on building and tenant improvements was $11.8 million and $22.3 million for the three and six months ended June 30, 2023, respectively.

Acquisitions

We acquired five industrial properties during the six months ended June 30, 2024, and acquired one industrial property during the six months ended June 30, 2023. The acquisitions are summarized below (dollars in thousands):

Six Months Ended		Square Footage	Lease Term	Purchase Price	Capitalized Acquisition Expenses
June 30, 2024	(1)	142,125	25.1 years	$11,954	$267
June 30, 2023	(2)	76,089	20.0 years	$5,363	$98
(1)On May 7, 2024, we acquired a five-property, 142,125 square foot portfolio in Warfordsburg, Pennsylvania for $12.0 million. The property is fully leased to one tenant and had 25.1 years of remaining lease term at the time we acquired the property.
(2)On April 14, 2023, we acquired a 76,089 square foot property in Riverdale, Illinois for $5.4 million. The property is fully leased to one tenant and had 20.0 years of remaining lease term at the time we acquired the property.

We determined the fair value of assets acquired and liabilities assumed related to the properties acquired during the six months ended June 30, 2024 and 2023 as follows (dollars in thousands):

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
Acquired assets and liabilities	Purchase price		Purchase price
Land	$1,169		$675
Building	7,990		3,678
Tenant Improvements	277		184
In-place Leases	917		307
Leasing Costs	1,386		405
Customer Relationships	125		114
Above Market Leases	90	(1)	—
Total Purchase Price	$11,954		$5,363
(1)This amount includes $90 of loans receivable included in Other assets on the condensed consolidated balance sheets.
Future Lease Payments

Future operating lease payments from tenants under non-cancelable leases, excluding tenant reimbursement of expenses, for the six months ending December 31, 2024 and each of the five succeeding fiscal years and thereafter is as follows (dollars in thousands):

Year	Tenant Lease Payments
Six Months Ending December 31, 2024	$58,568
2025	120,366
2026	113,941
2027	98,860
2028	86,308
2029	78,182
Thereafter	372,072

In accordance with the lease terms, substantially all operating expenses are required to be paid by the tenant directly, or reimbursed to us from the tenant; however, we would be required to pay operating expenses on the respective properties in the event the tenants fail to pay them.

Lease Revenue Reconciliation

The table below sets forth the allocation of lease revenue between fixed contractual payments and variable lease payments for the three and six months ended June 30, 2024 and 2023, respectively (dollars in thousands):

	For the three months ended June 30,
Lease revenue reconciliation	2024	2023	$ Change	% Change
Fixed lease payments	$33,084	$34,380	$(1,296)	(3.8)%
Variable lease payments	3,973	4,278	(305)	(7.1)%
	$37,057	$38,658	$(1,601)	(4.1)%

	For the six months ended June 30,
Lease revenue reconciliation	2024	2023	$ Change	% Change
Fixed lease payments	$64,874	$66,521	$(1,647)	(2.5)%
Variable lease payments	7,905	8,691	(786)	(9.0)%
	$72,779	$75,212	$(2,433)	(3.2)%

Intangible Assets

The following table summarizes the carrying value of intangible assets, liabilities and the accumulated amortization for each intangible asset and liability class as of June 30, 2024 and December 31, 2023, respectively, excluding real estate held for sale (dollars in thousands):

	June 30, 2024		December 31, 2023
	Lease Intangibles	Accumulated Amortization	Lease Intangibles	Accumulated Amortization
In-place leases	$97,508	$(64,208)	$98,615	$(63,269)
Leasing costs	86,415	(48,347)	84,844	(46,096)
Customer relationships	62,048	(37,481)	63,185	(36,231)
	$245,971	$(150,036)	$246,644	$(145,596)

	Deferred Rent Receivable/(Liability)	Accumulated (Amortization)/Accretion	Deferred Rent Receivable/(Liability)	Accumulated (Amortization)/Accretion
Above market leases	$12,747	$(10,362)	$13,431	$(10,675)
Below market leases and deferred revenue	(58,132)	32,648	(59,411)	30,087

Total amortization expense related to in-place leases, leasing costs and customer relationship lease intangible assets was $5.8 million and $9.3 million for the three and six months ended June 30, 2024, respectively, and $5.2 million and $9.3 million for the three and six months ended June 30, 2023, respectively, and is included in depreciation and amortization expense in the condensed consolidated statements of operations and comprehensive income.

Total amortization related to above-market lease values was $0.1 million and $0.3 million for the three and six months ended June 30, 2024, respectively, and $0.1 million and $0.3 million for the three and six months ended June 30, 2023, respectively, and is included in lease revenue in the condensed consolidated statements of operations and comprehensive income. Total amortization related to below-market lease values was $2.1 million and $3.8 million for the three and six months ended June 30, 2024, respectively, and $2.5 million and $4.4 million for the three and six months ended June 30, 2023, respectively, and is included in lease revenue in the condensed consolidated statements of operations and comprehensive income.

The weighted average amortization periods in years for the intangible assets acquired and liabilities assumed during the six months ended June 30, 2024 and 2023, were as follows:

Intangible Assets & Liabilities	June 30, 2024	June 30, 2023
In-place leases	25.1	20.1
Leasing costs	25.1	20.1
Customer relationships	25.1	25.1
Above market leases	25.1	0.0
All intangible assets & liabilities	25.1	21.7

5. Real Estate Dispositions, Held for Sale and Impairment Charges

Real Estate Dispositions

We sold four properties during the six months ended June 30, 2024 and two properties during the six months ended June 30, 2023.

During the six months ended June 30, 2024, we continued to execute our capital recycling program, whereby we sold non-core properties. We expect to continue to execute our capital recycling plan and sell non-core properties as reasonable disposition opportunities become available, and use the sales proceeds to acquire properties in our target, secondary growth markets or pay down outstanding debt. During the six months ended June 30, 2024, we sold four non-core properties, located in Columbus, Ohio; Draper, Utah; Richardson, Texas; and Egg Harbor, New Jersey, which are summarized in the table below (dollars in thousands):

Aggregate Square Footage Sold	Aggregate Sales Price	Aggregate Sales Costs	Aggregate Impairment Charge for the Six Months Ended June 30, 2024	Aggregate Gain on Sale of Real Estate, net
386,436	$22,165	$1,113	$493	$236

Our dispositions during the six months ended June 30, 2024 were not classified as discontinued operations because they did not represent a strategic shift in operations, nor will such dispositions have a major effect on our operations and financial results. Accordingly, the operating results of these properties are included within continuing operations for all periods reported.

The table below summarizes the components of operating income from real estate and related assets disposed of during the three and six months ended June 30, 2024 and 2023 (dollars in thousands):

	For the three months ended June 30,				For the six months ended June 30,
	2024		2023		2024		2023
Operating revenue	$640		$705		$836		$2,058
Operating expense	70		4,218	(2)	873	(3)	5,671	(2)
Other income (expense), net	(40)	(1)	(258)		317	(4)	(523)
Income (expense) from real estate and related assets sold	$530		$(3,771)		$280		$(4,136)
(1)Includes a $0.05 million loss on sale of real estate, net, on the sale of one property.
(2)Includes a $3.2 million impairment charge on two properties.
(3)Includes a $0.5 million impairment charge on one property.
(4)Includes a $0.2 million gain on sale of real estate, net, on the sale of four properties and a $0.3 million gain on debt extinguishment, net, on the sale of two of those properties.

Real Estate Held for Sale

At June 30, 2024, we had two properties classified as held for sale, located in Cumming, Georgia and Lawrenceville, Georgia. We consider these assets to be non-core to our long-term strategy. At December 31, 2023, we had three properties classified as held for sale, located in Richardson, Texas; Columbus, Ohio; and Tifton, Georgia.

The table below summarizes the components of the assets and liabilities held for sale at June 30, 2024 and December 31, 2023 reflected on the accompanying condensed consolidated balance sheets (dollars in thousands):

	June 30, 2024	December 31, 2023
Assets Held for Sale
Total real estate held for sale	$4,179	$27,496
Lease intangibles, net	—	1,284
Deferred rent receivable, net	—	7
Total Assets Held for Sale	$4,179	$28,787
Liabilities Held for Sale
Deferred rent liability, net	$656	$676
Total Liabilities Held for Sale	$656	$676

Impairment Charges

We evaluated our portfolio for triggering events to determine if any of our held and used assets were impaired during the three months ended June 30, 2024 and did not recognize an impairment charge. We recognized an impairment charge of $0.5 million on one held for sale asset, located in Richardson, Texas during the six months ended June 30, 2024. In performing our held for sale assessment, the carrying value of this asset was above the fair value, less costs of sale. As a result, we impaired this property to equal the fair market value less costs of sale. We recognized an impairment charge of $6.8 million during the six months ended June 30, 2023 on two held for sale assets, located in Richardson, Texas and Taylorsville, Utah, and one held and used asset, located in Columbus, Ohio. In performing our held for sale assessment, the carrying value of these assets were above the fair value, less costs of sale.

6. Mortgage Notes Payable and Credit Facility

Our $125.0 million unsecured revolving credit facility (“Revolver”), $160.0 million term loan facility (“Term Loan A”), $60.0 million term loan facility (“Term Loan B”), and $150.0 million term loan facility (“Term Loan C”), are collectively referred to herein as the Credit Facility.

Our mortgage notes payable and Credit Facility as of June 30, 2024 and December 31, 2023 are summarized below (dollars in thousands):

	Encumbered properties at		Carrying Value at		Stated Interest Rates at		Scheduled Maturity Dates at
	June 30, 2024		June 30, 2024	December 31, 2023	June 30, 2024		June 30, 2024
Mortgage and other secured loans:
Fixed rate mortgage loans	44		$268,374	$298,122	(1)		(2)
Variable rate mortgage loans	1		7,360	—	N/A		(2)
Premiums and discounts, net	—		(24)	(42)	N/A		N/A
Deferred financing costs, mortgage loans, net	—		(1,927)	(2,227)	N/A		N/A
Total mortgage notes payable, net	45		$273,783	$295,853	(3)
Variable rate revolving credit facility	88	(6)	$81,150	$75,750	SOFR + 1.35%	(4)	8/18/2026
Total revolver	88		$81,150	$75,750
Variable rate term loan facility A	—	(6)	$160,000	$160,000	SOFR + 1.30%	(4)	8/18/2027
Variable rate term loan facility B	—	(6)	60,000	60,000	SOFR + 1.30%	(4)	2/11/2026
Variable rate term loan facility C	—	(6)	150,000	150,000	SOFR + 1.30%	(4)	2/18/2028
Deferred financing costs, term loan facility	—		(2,397)	(2,742)	N/A		N/A
Total term loan, net	N/A		$367,603	$367,258
Total mortgage notes payable and credit facility	133		$722,536	$738,861	(5)
(1)As of June 30, 2024, interest rates on our fixed rate mortgage notes payable varied from 2.80% to 6.63%.
(2)As of June 30, 2024, we had 39 mortgage notes payable with maturity dates ranging from January 1, 2025 through August 1, 2037.
(3)The weighted average interest rate on the mortgage notes outstanding as of June 30, 2024 was approximately 4.24%.
(4)As of June 30, 2024, Secured Overnight Financing Rate (“SOFR”) was approximately 5.33%.
(5)The weighted average interest rate on all debt outstanding as of June 30, 2024 was approximately 5.82%.
(6)The amount we may draw under our Credit Facility is based on a percentage of the fair value of a combined pool of 88 unencumbered properties as of June 30, 2024.
N/A - Not Applicable

Mortgage Notes Payable

As of June 30, 2024, we had 39 mortgage notes payable, collateralized by a total of 45 properties with a net book value of $457.6 million. We have limited recourse liabilities that could result from any one or more of the following circumstances: a borrower voluntarily filing for bankruptcy, improper conveyance of a property, fraud or material misrepresentation, misapplication or misappropriation of rents, security deposits, insurance proceeds or condemnation proceeds, or physical waste or damage to the property resulting from a borrower’s gross negligence or willful misconduct. As of June 30, 2024, we did not have any mortgages subject to recourse. We will also indemnify lenders against claims resulting from the presence of hazardous substances or activity involving hazardous substances in violation of environmental laws on a property.

During the six months ended June 30, 2024, we repaid two mortgages, collateralized by two properties, which are summarized in the table below (dollars in thousands):

Fixed Rate Debt Repaid	Interest Rate on Fixed Rate Debt Repaid
$17,674	5.05%

During the six months ended June 30, 2024, we extended the maturity date of one mortgage, collateralized by one property, which is summarized in the table below (dollars in thousands):

Variable Rate Debt Extended	Interest Rate on Variable Rate Debt Extended		Extension Term
$7,386	SOFR +	2.25%	1.3 years

We made payments of $0.04 million for deferred financing costs during the three and six months ended June 30, 2024. We made payments of $0.05 million and $0.12 million for deferred financing costs during the three and six months ended June 30, 2023, respectively.

Scheduled principal payments of mortgage notes payable for the six months ending December 31, 2024, and each of the five succeeding fiscal years and thereafter are as follows (dollars in thousands):

Year	Scheduled Principal Payments
Six Months Ending December 31, 2024	$4,697
2025	34,355
2026	35,070
2027	95,069
2028	37,108
2029	20,911
Thereafter	48,524
Total	$275,734	(1)
(1)This figure does not include $(0.02) million of premiums and (discounts), net, and $1.9 million of deferred financing costs, which are reflected in mortgage notes payable, net on the condensed consolidated balance sheets.

We believe we will be able to address all mortgage notes payable maturing over the next 12 months through a combination of refinancing our existing indebtedness, cash from operations, proceeds from one or more equity offerings and availability on our Credit Facility.

Interest Rate Cap and Interest Rate Swap Agreements

We have entered into interest rate cap agreements that cap the interest rate on certain of our variable-rate debt and we have assumed or entered into interest rate swap agreements in which we hedged our exposure to variable interest rates by agreeing to pay fixed interest rates to our respective counterparty. We have adopted the fair value measurement provisions for our financial instruments recorded at fair value. The fair value guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Generally, we will estimate the fair value of our interest rate caps and interest rate swaps, in the absence of observable market data, using estimates of value including estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. At June 30, 2024 and December 31, 2023, our interest rate cap agreements and interest rate swaps were valued using Level 2 inputs.

The fair value of the interest rate cap agreements is recorded in other assets on our accompanying condensed consolidated balance sheets. We record changes in the fair value of the interest rate cap agreements quarterly based on the current market valuations at quarter end. If the interest rate cap qualifies for hedge accounting, the change in the estimated fair value is recorded to accumulated other comprehensive income to the extent that it is effective, with any ineffective portion recorded to interest expense in our condensed consolidated statements of operations and comprehensive income. If the interest rate cap does not qualify for hedge accounting, or if it is determined the hedge is ineffective, any change in the fair value is recognized in interest expense in our consolidated statements of operations and comprehensive income. During the next 12 months, we estimate that an additional $4.5 million will be reclassified out of accumulated other comprehensive income into interest expense in our condensed consolidated statements of operations and comprehensive income, as a reduction to interest expense. The following table summarizes the interest rate caps at June 30, 2024 and December 31, 2023 (dollars in thousands):

		June 30, 2024		December 31, 2023
Aggregate Cost		Aggregate Notional Amount	Aggregate Fair Value	Aggregate Notional Amount	Aggregate Fair Value
$99	(1)	$60,000	$63	$65,000	$684
(1)We have entered into various interest rate cap agreements on variable rate debt with SOFR caps ranging from 1.75% to 5.50%.

We have assumed or entered into interest rate swap agreements in connection with certain of our mortgage financings and Credit Facility, whereby we will pay our counterparty a fixed interest rate on a monthly basis and receive payments from our counterparty equivalent to the stipulated floating rate. The fair value of our interest rate swap agreements is recorded in other assets or other liabilities on our accompanying condensed consolidated balance sheets. We have designated our interest rate swaps as cash flow hedges, and we record changes in the fair value of the interest rate swap agreement to accumulated other comprehensive income on the condensed consolidated balance sheets. We have designated our interest rate swaps as cash flow hedges, and we record changes in the fair value of the respective interest rate swap agreement to accumulated other comprehensive income on the consolidated balance sheets. We record changes in fair value on a quarterly basis, using current market valuations at quarter end. The following table summarizes our interest rate swaps at June 30, 2024 and December 31, 2023 (dollars in thousands):

June 30, 2024			December 31, 2023
Aggregate Notional Amount	Aggregate Fair Value Asset	Aggregate Fair Value Liability	Aggregate Notional Amount	Aggregate Fair Value Asset	Aggregate Fair Value Liability
$361,085	$12,084	$(15)	$361,676	$6,222	$(670)

The following table presents the impact of our derivative instruments in the condensed consolidated financial statements (dollars in thousands):

	Amount of gain, net, recognized in Comprehensive Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Derivatives in cash flow hedging relationships
Interest rate caps	$(131)	$(768)	$(629)	$(1,774)
Interest rate swaps	601	8,793	6,517	3,904
Total	$470	$8,025	$5,888	$2,130

The following table presents the reclassifications of our derivative instruments out of accumulated other comprehensive income into interest expense in the condensed consolidated financial statements (dollars in thousands):

	Amount reclassified out of Accumulated Other Comprehensive Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest rate caps	$8	$264	$113	$527
Total	$8	$264	$113	$527

The following table sets forth certain information regarding our derivative instruments (dollars in thousands):

		Asset (Liability) Derivatives Fair Value at
Derivatives Designated as Hedging Instruments	Balance Sheet Location	June 30, 2024	December 31, 2023
Interest rate caps	Other assets	$63	$684
Interest rate swaps	Other assets	12,084	6,222
Interest rate swaps	Other liabilities	(15)	(670)
Total derivative liabilities, net		$12,132	$6,236

The fair value of all mortgage notes payable outstanding as of June 30, 2024 was $245.8 million, as compared to the carrying value stated above of $273.8 million. The fair value is calculated based on a discounted cash flow analysis, using management’s estimate of market interest rates on long-term debt with comparable terms and loan to value ratios. The fair value was calculated using Level 3 inputs of the hierarchy established by ASC 820, “Fair Value Measurements and Disclosures.”

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

As of June 30, 2024, there was $451.2 million outstanding under our Credit Facility, at a weighted average interest rate of approximately 6.79%, and no outstanding letters of credit. As of June 30, 2024, the maximum additional amount we could draw under the Credit Facility was $42.1 million. We were in compliance with all covenants under the Credit Facility as of June 30, 2024.

The amount outstanding under the Credit Facility approximates fair value as of June 30, 2024.

7. Commitments and Contingencies

Ground Leases

We are obligated as lessee under three ground leases. Future minimum rental payments due under the terms of these leases for the six months ending December 31, 2024 and each of the five succeeding fiscal years and thereafter are as follows (dollars in thousands):

Year	Future Lease Payments Due Under Operating Leases
Six Months Ending December 31, 2024	$228
2025	457
2026	460
2027	467
2028	470
2029	470
Thereafter	3,359
Total anticipated lease payments	$5,911
Less: amount representing interest	(1,729)
Present value of lease payments	$4,182

Rental expense incurred for properties with ground lease obligations during the three and six months ended June 30, 2024 was $0.1 million and $0.1 million, respectively. Rental expense incurred for properties with ground lease obligations during the three and six months ended June 30, 2023 was $0.1 million and $0.2 million, respectively. Our ground leases are treated as operating leases and rental expenses are reflected in property operating expenses on the condensed consolidated statements of operations and comprehensive income. Our ground leases have a weighted average remaining lease term of 13.7 years and a weighted average discount rate of 5.30%.

Letters of Credit

As of June 30, 2024, there were no outstanding letters of credit.

8. Equity and Mezzanine Equity

Stockholders’ Equity

The following table summarizes the changes in our equity for the three and six months ended June 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Senior Common Stock
Balance, beginning of period	$1	$1	$1	$1
Issuance of senior common stock, net	—	—	—	—
Balance, end of period	$1	$1	$1	$1
Common Stock
Balance, beginning of period	$40	$40	$40	$39
Issuance of common stock, net	1	—	1	1
Repurchase of common stock, net	—	(1)	—	(1)
Balance, end of period	$41	$39	$41	$39
Series F Preferred Stock
Balance, beginning of period	$1	$1	$1	$1
Issuance of Series F preferred stock, net	—	—	—	—
Redemption of Series F preferred stock, net	—	—	—	—
Balance, end of period	$1	$1	$1	$1
Additional Paid in Capital
Balance, beginning of period	$730,465	$725,874	$730,256	$721,327
Issuance of common stock and Series F preferred stock, net	10,648	1,651	10,845	6,036
Repurchase of common stock, net	—	998	—	998
Redemption of OP Units	3,865	—	3,865	—
Redemption of Series F preferred stock, net	255	131	310	217
Retirement of senior common stock, net	—	—	—	52
Adjustment to OP Units held by Non-controlling OP Unitholders resulting from changes in ownership of the Operating Partnership	(3,119)	(74)	(3,162)	(50)
Balance, end of period	$742,114	$728,580	$742,114	$728,580
Accumulated Other Comprehensive Income
Balance, beginning of period	$13,281	$6,008	$7,758	$11,640
Comprehensive income	470	8,025	5,888	2,130
Reclassification into interest expense	8	264	113	527
Balance, end of period	$13,759	$14,297	$13,759	$14,297
Distributions in Excess of Accumulated Earnings
Balance, beginning of period	$(596,475)	$(541,042)	$(584,776)	$(529,104)
Distributions declared to common, senior common, and preferred stockholders	(15,341)	(15,156)	(30,560)	(30,265)
Redemption of Series F preferred stock, net	(4)	(6)	(7)	(11)
Net income (loss) available (attributable) to the Company	1,611	(4,515)	5,134	(1,339)
Balance, end of period	$(610,209)	$(560,719)	$(610,209)	$(560,719)
Total Stockholders' Equity

Balance, beginning of period	$147,313	$190,882	$153,280	$203,904
Issuance of common stock and Series F preferred stock, net	10,649	1,651	10,846	6,037
Repurchase of common stock, net	—	997	—	997
Redemption of OP Units	3,865	—	3,865	—
Redemption of Series F preferred stock, net	251	125	303	206
Retirement of senior common stock, net	—	—	—	52
Distributions declared to common, senior common, and preferred stockholders	(15,341)	(15,156)	(30,560)	(30,265)
Comprehensive income	470	8,025	5,888	2,130
Reclassification into interest expense	8	264	113	527
Adjustment to OP Units held by Non-controlling OP Unitholders resulting from changes in ownership of the Operating Partnership	(3,119)	(74)	(3,162)	(50)
Net income (loss) available (attributable) to the Company	1,611	(4,515)	5,134	(1,339)
Balance, end of period	$145,707	$182,199	$145,707	$182,199
Non-Controlling Interest
Balance, beginning of period	$938	$1,641	$986	$1,790
Distributions declared to Non-controlling OP Unit holders	(67)	(118)	(160)	(235)
Redemptions of OP Units	(3,865)	—	(3,865)	—
Adjustment to OP Units held by Non-controlling OP Unitholders resulting from changes in ownership of the Operating Partnership	3,119	74	3,162	50
Net loss attributable to OP Units held by Non-controlling OP Unitholders	(11)	(73)	(9)	(81)
Balance, end of period	$114	$1,524	$114	$1,524
Total Equity	$145,821	$183,723	$145,821	$183,723

Distributions

We paid the following distributions per share for the three and six months ended June 30, 2024 and 2023:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Common Stock and Non-controlling OP Units	$0.30	$0.30	$0.60	$0.60
Senior Common Stock	0.2625	0.2625	0.5250	0.5250
Series E Preferred Stock	0.414063	0.414063	0.828126	0.828126
Series F Preferred Stock	0.375	0.375	0.750	0.750
Series G Preferred Stock	0.375	0.375	0.750	0.750

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

On March 3, 2023, we entered into an At-the-Market Equity Offering Sales Agreement (the “2023 Common Stock Sales Agreement”), with BofA Securities, Inc. (“BofA”), Goldman Sachs, Baird, KeyBanc Capital Markets Inc. (“KeyBanc”), and Fifth Third (collectively the “Common Stock Sales Agents”). In connection with the 2023 Common Stock Sales Agreement, we filed prospectus supplements with the SEC dated March 3, 2023 and March 7, 2023, to the prospectus dated November 23, 2022, for the offer and sale of an aggregate offering amount of up to $250.0 million of common stock. During the six months ended June 30, 2024, we did not sell any shares of common stock under the 2023 Common Stock Sales Agreement.

On March 26, 2024, we entered into Amendment No. 1 to the 2023 Common Stock Sales Agreement (the “2024 Common Stock Sales Agreement”). The amendment permitted shares of common stock to be issued pursuant to the 2024 Common Stock Sales Agreement under the 2024 Registration Statement, and future registration statements on Form S-3. In connection with the 2024 Common Stock Sales Agreement, we filed a prospectus supplement with the SEC dated March 26, 2024, to the prospectus dated March 21, 2024, for the offer and sale of an aggregate offering amount of $250.0 million of common stock. During the six months ended June 30, 2024, we sold 756,214 shares of common stock, raising approximately $10.6 million in net proceeds under the 2024 Common Stock Sales Agreement.

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

Series F Preferred Stock

On February 20, 2020, we filed with the Maryland Department of Assessments and Taxation Articles Supplementary (i) setting forth the rights, preferences and terms of the Series F Preferred Stock and (ii) reclassifying and designating 26,000,000 shares of our authorized and unissued shares of common stock as shares of Series F Preferred Stock. The reclassification decreased the number of shares classified as common stock from 86,290,000 shares immediately prior to the reclassification to 60,290,000 shares immediately after the reclassification. We sold 25,780 shares of our Series F Preferred Stock, raising $0.6 million in net proceeds, during the six months ended June 30, 2024.

Non-controlling Interest in Operating Partnership

As of June 30, 2024 and December 31, 2023, we owned approximately 99.9% and 99.2%, respectively, of the outstanding OP Units. During the six months ended June 30, 2024, we redeemed 271,169 OP Units for an equivalent amount of common stock.

The Operating Partnership is required to make distributions on each OP Unit in the same amount as those paid on each share of our common stock, with the distributions on the OP Units held by us being utilized to make distributions to our common stockholders.

As of June 30, 2024 and December 31, 2023, there were 39,474 and 310,643 outstanding OP Units held by Non-controlling OP Unitholders, respectively.

9. Subsequent Events

Distributions

On July 9, 2024, our Board of Directors declared the following monthly distributions for the months of July, August and September of 2024:

Record Date	Payment Date	Common Stock and Non-controlling OP Unit Distributions per Share	Series E Preferred Distributions per Share	Series G Preferred Distributions per Share
July 22, 2024	July 31, 2024	$0.10	$0.138021	$0.125
August 21, 2024	August 30, 2024	0.10	0.138021	0.125
September 20, 2024	September 30, 2024	0.10	0.138021	0.125
		$0.30	$0.414063	$0.375

Senior Common Stock Distributions
Payable to the Holders of Record During the Month of:	Payment Date	Distribution per Share
July	August 5, 2024	$0.0875
August	September 5, 2024	0.0875
September	October 4, 2024	0.0875
		$0.2625

Series F Preferred Stock Distributions
Record Date	Payment Date	Distribution per Share
July 25, 2024	August 5, 2024	$0.125
August 26, 2024	September 5, 2024	0.125
September 25, 2024	October 4, 2024	0.125
		$0.375

Equity Activity

Subsequent to June 30, 2024 and through August 6, 2024, we raised $21.6 million in net proceeds from the sale of 1,499,509 shares of common stock under our 2024 Common Stock Sales Agreement and we raised $0.1 million in net proceeds from the sale of 3,200 shares of Series F Preferred Stock.

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

As of August 6, 2024:

•we owned 136 properties totaling 16.8 million square feet of rentable space, located in 27 states;
•our occupancy rate was 98.5%;
•the weighted average remaining term of our mortgage debt was 3.7 years and the weighted average interest rate was 4.24%; and
•the average remaining lease term of the portfolio was 7.1 years.

Business Environment

The commercial real estate sector continued to face uncertainty in the first half of 2024 with more recent signs of decreased volatility. Although the Federal Reserve hinted at potential rate cuts at the end of 2023, higher than expected CPI data (as reported by the U.S. Bureau of Labor Statistics for all urban consumers) in the first quarter of 2024 followed by more progress towards the Federal Reserve’s 2% inflation rate target in the second quarter has resulted in a steady federal funds rate. The Federal Reserve in June voted to keep the federal funds rate unchanged at 5.25% - 5.50%. This prolonged higher interest rate environment has slowed the mortgage market and consequently dampened acquisition activity. As a result, real estate transaction volumes have remained low, with tightened credit standards and rising capital costs preventing many investors from entering the market.

Despite capital markets volatility, the industrial sector continues to demonstrate strong fundamentals, consistently outperforming other real estate categories. Cushman & Wakefield plc (“Cushman”) reported healthy activity in the second quarter of 2024, with overall U.S. industrial net absorption more than doubling to 46.3 million square feet. Also, according to Cushman, new leasing activity measured 137.2 million square feet, which was down 2.8% compared to the first quarter of 2024 but 11.2% higher than the 10-year pre-pandemic average of 126.9 million square feet. Through June 2024, the U.S. recorded just over 278.0 million square feet of new transactions, with the market being on pace to surpass 500.0 million square feet for the 10th straight year. Year-over-year, Cushman reports that industrial asking rents increased by 3.7% in the second quarter of 2024. While this is the lowest growth rate since 2020, it is still above historical averages and rent growth in other asset classes. For comparison, industrial rent growth in 2022 and 2023 was 20.0% and 10.0%, respectively. Notably, Cushman reports that six markets recorded absorption gains exceeding 3.0 million square feet in the second quarter of 2024, with significant contributions from Dallas-Fort Worth (13.8 million square feet), Phoenix (7.4 million square feet), and Houston (4.3 million square feet).

The office sector in the second quarter of 2024 showed mixed results. According to Cushman, national absorption in the second quarter of 2024 was negative 18.2 million square feet, as compared to negative 25.5 million square feet in the first quarter of 2024, but a third of U.S. office markets showed positive absorption. Office deliveries of 17.7 million square feet in the second quarter of 2024 was 27.0% below the average since 2020. According to Cushman, 2024 is on pace for the lowest amount of new deliveries since 2014, providing some progress towards a more stable office market next year.

Interest rates have been fluctuating due to ongoing concerns about inflation, with the future direction of Federal Reserve rate hikes remaining uncertain. The yield on the 10-year U.S. Treasury Note, which has risen steadily since the beginning of 2022, ended the second quarter of 2024 at 4.36%.

Despite these macro-economic challenges, we believe that we are well positioned to navigate the current business environment.

We collected 100% of all outstanding cash rents for the six months ended June 30, 2024. In the past, we have received rent modification requests from our tenants, and we may receive additional requests in the future. However, we are unable to quantify the outcomes of the negotiation of relief packages, the success of any tenant’s financial prospects or the amount of relief requests that we will ultimately receive or grant. We believe that we have a diverse tenant base, and specifically, we do not have significant exposure to tenants in the retail, hospitality, airlines, and oil and gas industries. Additionally, our properties are located across 27 states, which we believe mitigates our exposure to regional economic issues, including regulations or laws implemented by state and local governments, in any one geographic market or area.

We believe we currently have adequate liquidity in the near term, and we believe the availability on our Credit Facility is sufficient to cover all near-term debt obligations and operating expenses and to continue our industrial growth strategy. We are in compliance with all of our debt covenants as of June 30, 2024. We amended our Credit Facility in 2019 to increase our borrowing capacity and extend its maturity date. In addition, on August 18, 2022, we added a new $150.0 million term loan component. Based on market observations and conversations we routinely have with lenders, we believe that credit continues to be available for well-capitalized borrowers. We continue to monitor our portfolio and intend to maintain a reasonably conservative liquidity position for the foreseeable future.

Other Business Environment Considerations

The geopolitical landscape remains fractured due to recent world events. Many domestic manufacturing businesses seek to limit supply chain disruptions by bringing their operations back to the U.S. The COVID-19 pandemic is largely behind us, but a level of work-from-home trends appear to be here to stay. Industrial demand will be further buoyed by government investment in infrastructure and advanced manufacturing operations. The Federal Reserve recently indicated it does not expect additional rate increases and has indicated possible interest rate cuts, but the timing of those cuts has not been solidified. These uncertain times create both risks and opportunities for us and our tenants, and we believe we are well-capitalized and positioned to take advantage.

We continue to focus on re-leasing vacant space, renewing upcoming lease expirations, re-financing upcoming loan maturities, and acquiring additional properties with associated long-term leases. Currently, we have four partially vacant buildings and one fully vacant building. Our available vacant space at June 30, 2024 represents 1.5% of our total square footage and the annual carrying costs on the vacant space, including real estate taxes and property operating expenses, are approximately $1.6 million. We continue to actively seek new tenants for these properties.

We believe our lease expiration schedule for the remainder of 2024 is manageable, as it equates to 2.1% of our lease revenue at June 30, 2024. Property acquisitions since the beginning of 2020 have totaled $384.3 million and all but one transaction was industrial in nature, with a weighted average lease term of 14.0 years and a current weighted average lease term today of 10.9 years.

Our ability to make new investments is highly dependent upon our ability to procure financing. Our principal sources of financing generally include the issuance of equity securities, long-term mortgage loans secured by properties, borrowings under our $125.0 million senior unsecured revolving credit facility (“Revolver”), with KeyBank National Association (“KeyBank”), which matures in August 2026, our $160.0 million term loan facility (“Term Loan A”), which matures in August 2027, our $60.0 million term loan facility (“Term Loan B”), which matures in February 2026, and our $150.0 million term loan facility (“Term Loan C”) which matures in February 2028. We refer to the Revolver, Term Loan A, Term Loan B and Term Loan C collectively herein as the “Credit Facility”. While lenders’ credit standards have tightened, we continue to look to national and regional banks, insurance companies and non-bank lenders to make mortgage loans to finance our real estate activities.

Recent Developments

Sale Activity

During the six months ended June 30, 2024, we continued to execute our capital recycling program, whereby we sold non-core properties. We expect to continue to execute our capital recycling plan and sell non-core properties as reasonable disposition opportunities become available, and use the sales proceeds to acquire properties in our target, secondary growth markets or pay down outstanding debt. During the six months ended June 30, 2024, we sold four non-core properties, located in Columbus, Ohio; Draper, Utah; Richardson, Texas; and Egg Harbor, New Jersey, which are summarized in the table below (dollars in thousands):

Aggregate Square Footage Sold	Aggregate Sales Price	Aggregate Sales Costs	Aggregate Impairment Charge for the Six Months Ended June 30, 2024	Aggregate Gain on Sale of Real Estate, net
386,436	$22,165	$1,113	$493	$236

Acquisition Activity

During the six months ended June 30, 2024, we acquired five industrial properties located in Warfordsburg, Pennsylvania, which are summarized below (dollars in thousands):

Square Footage	Lease Term	Purchase Price	Capitalized Acquisition Expenses	Annualized GAAP Fixed Lease Payments
142,125	25.1 years	$11,954	$267	$1,432

Leasing Activity

During and subsequent to the six months ended June 30, 2024, we executed seven leases, which are summarized below (dollars in thousands):

Aggregate Square Footage	Weighted Average Remaining Lease Term	Aggregate Annualized GAAP Fixed Lease Payments	Aggregate Tenant Improvement	Aggregate Leasing Commissions
2,475,036	6.0 years	$12,605	$5,596	$4,025

During the six months ended June 30, 2024, we had two lease terminations, which are summarized below (dollars in thousands):

Aggregate Square Footage Reduced	Aggregate Accelerated Rent	Aggregate Accelerated Rent Recognized through June 30, 2024
85,257	$574	$574

Financing Activity

During the six months ended June 30, 2024, we repaid two mortgages, collateralized by two properties, which are summarized in the table below (dollars in thousands):

Fixed Rate Debt Repaid	Interest Rate on Fixed Rate Debt Repaid
$17,674	5.05%

During the six months ended June 30, 2024, we extended the maturity date of one mortgage, collateralized by one property, which is summarized in the table below (dollars in thousands):

Variable Rate Debt Extended	Interest Rate on Variable Rate Debt Extended		Extension Term
$7,386	SOFR +	2.25%	1.3 years

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

On March 3, 2023, we entered into an At-the-Market Equity Offering Sales Agreement (the “2023 Common Stock Sales Agreement”), with BofA Securities, Inc. (“BofA”), Goldman Sachs, Baird, KeyBanc Capital Markets Inc. (“KeyBanc”), and Fifth Third (collectively the “Common Stock Sales Agents”). In connection with the 2023 Common Stock Sales Agreement, we filed prospectus supplements with the SEC dated March 3, 2023 and March 7, 2023, to the prospectus dated November 23, 2022, for the offer and sale of an aggregate offering amount of $250.0 million of common stock. During the six months ended June 30, 2024, we did not sell any shares of common stock under the 2023 Common Stock Sales Agreement.

On March 26, 2024, we entered into Amendment No. 1 to the 2023 Common Stock Sales Agreement (the “2024 Common Stock Sales Agreement”). The amendment permitted shares of common stock to be issued pursuant to the 2024 Common Stock Sales Agreement under the Company’s Registration Statement on Form S-3 (File No. 333-277877) (the “2024 Registration Statement”), and future registration statements on Form S-3. In connection with the 2024 Common Stock Sales Agreement, we filed a prospectus supplement with the SEC dated March 26, 2024, to the prospectus dated March 21, 2024, for the offer and sale of an aggregate offering amount of $250.0 million of common stock. During the six months ended June 30, 2024, we sold 756,214 shares of common stock, raising approximately $10.6 million in net proceeds under the 2024 Common Stock Sales Agreement.

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

Series F Preferred Stock Continuous Offering

On February 20, 2020, we filed with the Maryland Department of Assessments and Taxation Articles Supplementary (i) setting forth the rights, preferences and terms of the Series F Preferred Stock and (ii) reclassifying and designating 26,000,000 shares of our authorized and unissued shares of common stock as shares of Series F Preferred Stock. The reclassification decreased the number of shares classified as common stock from 86,290,000 shares immediately prior to the reclassification to 60,290,000 shares immediately after the reclassification. We sold 25,780 shares of our Series F Preferred Stock, raising $0.6 million in net proceeds, during the six months ended June 30, 2024.

Non-controlling Interest in Operating Partnership

As of June 30, 2024 and December 31, 2023, we owned approximately 99.9% and 99.2%, respectively, of the outstanding operating partnership units in the Operating Partnership (“OP Units”). During the six months ended June 30, 2024, we redeemed 271,169 OP Units for an equivalent amount of common stock.

As of June 30, 2024 and December 31, 2023, there were 39,474 and 310,643 outstanding OP Units held by holders who do not control the Operating Partnership (“Non-controlling OP Unitholders”), respectively.

Diversity of Our Portfolio

Gladstone Management Corporation, a Delaware corporation (our “Adviser”), seeks to diversify our portfolio to avoid dependence on any one particular tenant, industry or geographic market. By diversifying our portfolio, our Adviser intends to reduce the adverse effect on our portfolio of a single under-performing investment or a downturn in any particular industry or geographic market. For the six months ended June 30, 2024, our largest tenant comprised only 4.4% of total lease revenue. The table below reflects the breakdown of our total lease revenue by tenant industry classification for the three and six months ended June 30, 2024 and 2023 (dollars in thousands):

	For the three months ended June 30,				For the six months ended June 30,
	2024		2023		2024		2023
Industry Classification	Lease Revenue	Percentage of Lease Revenue	Lease Revenue	Percentage of Lease Revenue	Lease Revenue	Percentage of Lease Revenue	Lease Revenue	Percentage of Lease Revenue
Automotive	$5,418	14.6%	$5,220	13.5%	$10,721	14.7%	$10,349	13.8%
Diversified/Conglomerate Services	5,210	14.1	4,660	12.1	9,837	13.5	9,191	12.2
Buildings and Real Estate	3,671	9.9	2,313	6.0	7,341	10.1	4,621	6.1
Telecommunications	3,347	9.0	7,281	18.9	6,710	9.2	12,223	16.5
Healthcare	2,504	6.8	2,608	6.7	4,727	6.5	5,955	7.9
Diversified/Conglomerate Manufacturing	2,483	6.7	2,762	7.1	4,945	6.8	5,398	7.2
Banking	2,382	6.4	2,272	5.9	4,696	6.5	4,610	6.1
Personal, Food & Miscellaneous Services	2,370	6.4	2,345	6.1	4,718	6.5	4,692	6.2
Personal & Non-Durable Consumer Products	1,878	5.1	1,886	4.9	3,794	5.2	3,769	5.0
Machinery	1,868	5.0	1,448	3.7	3,476	4.8	2,817	3.7
Beverage, Food & Tobacco	1,467	4.0	1,431	3.7	2,932	4.0	2,833	3.8
Chemicals, Plastics & Rubber	1,326	3.6	1,317	3.4	2,643	3.6	2,681	3.6
Containers, Packaging & Glass	1,157	3.1	980	2.5	2,310	3.2	1,962	2.6
Information Technology	576	1.6	717	1.9	1,146	1.6	1,290	1.7
Childcare	573	1.5	573	1.5	1,146	1.6	1,146	1.5
Electronics	284	0.8	287	0.7	571	0.8	560	0.7
Printing & Publishing	266	0.7	229	0.6	533	0.7	459	0.6
Education	154	0.4	206	0.5	287	0.4	410	0.5
Home & Office Furnishings	123	0.3	123	0.3	246	0.3	246	0.3
Total	$37,057	100.0%	$38,658	100.0%	$72,779	100.0%	$75,212	100.0%

The tables below reflect the breakdown of total lease revenue by state for the three and six months ended June 30, 2024 and 2023 (dollars in thousands):

State	Lease Revenue for the three months ended June 30, 2024	Percentage of Lease Revenue	Number of Leases for the three months ended June 30, 2024	Lease Revenue for the three months ended June 30, 2023	Percentage of Lease Revenue	Number of Leases for the three months ended June 30, 2023
Texas	$4,614	12.5%	14	$4,332	11.2%	12
Florida	4,296	11.6	9	6,763	17.5	9
Pennsylvania	4,079	11.0	11	3,721	9.6	10
Georgia	3,364	9.1	11	2,973	7.7	11
Ohio	3,066	8.3	15	3,449	8.9	16
North Carolina	2,351	6.3	10	2,306	6.0	10
Alabama	2,184	5.9	6	2,248	5.8	6
Colorado	1,870	5.0	4	1,869	4.8	4
Michigan	1,707	4.6	6	1,612	4.2	6
New Jersey	1,283	3.5	3	965	2.5	5
All Other States	8,243	22.2	47	8,420	21.8	48
Total	$37,057	100.0%	136	$38,658	100.0%	137

State	Lease Revenue for the six months ended June 30, 2024	Percentage of Lease Revenue	Number of Leases for the six months ended June 30, 2024	Lease Revenue for the six months ended June 30, 2023	Percentage of Lease Revenue	Number of Leases for the six months ended June 30, 2023
Texas	$9,143	12.6%	14	$9,102	12.1%	12
Florida	8,551	11.7	9	10,881	14.5	9
Pennsylvania	7,815	10.7	11	7,457	9.9	10
Georgia	6,320	8.7	11	5,899	7.8	11
Ohio	6,252	8.6	15	7,111	9.5	16
North Carolina	4,684	6.4	10	4,609	6.1	10
Alabama	4,342	6.0	6	4,486	6.0	6
Colorado	3,739	5.1	4	3,739	5.0	4
Michigan	3,339	4.6	6	3,212	4.3	6
Indiana	2,329	3.2	11	2,088	2.8	10
All Other States	16,265	22.4	39	16,628	22.0	43
Total	$72,779	100.0%	136	$75,212	100.0%	137

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

Under the terms of the Advisory Agreement, we are responsible for all expenses incurred for our direct benefit. Examples of these expenses include legal, accounting, interest, directors’ and officers’ insurance, stock transfer services, stockholder-related fees, consulting and related fees. In addition, we are also responsible for all fees charged by third parties that are directly related to our business, which include real estate brokerage fees, mortgage placement fees, lease-up fees and transaction structuring fees (although we may be able to pass all or some of such fees on to our tenants and borrowers). Our entrance into the Advisory Agreement and each amendment thereto has been approved unanimously by our Board of Directors. Our Board of Directors reviews and considers renewing the agreement with our Adviser annually, typically during the month of July. During its July 2024 meeting, our Board of Directors reviewed and renewed the Advisory Agreement and Administration Agreement for an additional year, through August 31, 2025.

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

Capital Gain Fee

Under the Advisory Agreement, we will pay to the Adviser a capital gain-based incentive fee that will be calculated and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement). In determining the capital gain fee, we will calculate aggregate realized capital gains and aggregate realized capital losses for the applicable time period. For this purpose, aggregate realized capital gains and losses, if any, equals the realized gain or loss calculated by the difference between the sales price of the property, less any costs to sell the property and the current gross value of the property (equal to the property’s original acquisition price plus any subsequent non-reimbursed capital improvements) of the disposed property. At the end of the fiscal year, if this number is positive, then the capital gain fee payable for such time period shall equal 15.0% of such amount. No capital gain fee was recognized during the three and six months ended June 30, 2024 or 2023.

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

Significant Accounting Policies and Estimates

The preparation of our financial statements in accordance with GAAP requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023, filed by us with the U.S. Securities and Exchange Commission (the “SEC”) on February 21, 2024 (our “2023 Form 10-K”). There were no material changes to our critical accounting policies or estimates during the six months ended June 30, 2024.

Results of Operations

The weighted average yield on our total portfolio, which was 8.6% and 7.9% as of June 30, 2024 and 2023, respectively, is calculated by taking the annualized straight-line rents plus operating expense recoveries, reflected as lease revenue on our condensed consolidated statements of operations and other comprehensive income, less property operating expenses, of each acquisition since inception, as a percentage of the acquisition cost plus subsequent capital improvements. The weighted average yield does not account for the interest expense incurred on the mortgages placed on our properties.

A comparison of our operating results for the three and six months ended June 30, 2024 and 2023 is below (dollars in thousands, except per share amounts):

	For the three months ended June 30,
	2024	2023	$ Change	% Change
Operating revenues
Lease revenue	$37,057	$38,658	$(1,601)	(4.1)%
Total operating revenues	$37,057	$38,658	$(1,601)	(4.1)%
Operating expenses
Depreciation and amortization	$16,015	$16,936	$(921)	(5.4)%
Property operating expenses	5,807	6,738	(931)	(13.8)%
Base management fee	1,516	1,605	(89)	(5.5)%
Incentive fee	1,245	—	1,245	100.0%
Administration fee	594	546	48	8.8%
General and administrative	1,046	1,068	(22)	(2.1)%
Impairment charge	—	6,823	(6,823)	(100.0)%
Total operating expense before incentive fee waiver	$26,223	$33,716	$(7,493)	(22.2)%
Incentive fee waiver	(250)	—	(250)	100.0%
Total operating expenses	$25,973	$33,716	$(7,743)	(23.0)%
Other income (expense)
Interest expense	$(9,463)	$(9,081)	$(382)	4.2%
Loss on sale of real estate, net	(47)	(451)	404	(89.6)%
Other income	26	2	24	1,200.0%
Total other (expense), net	$(9,484)	$(9,530)	$46	(0.5)%
Net income (loss)	$1,600	$(4,588)	$6,188	(134.9)%
Distributions attributable to Series E, F, and G preferred stock	(3,116)	(3,058)	(58)	1.9%
Distributions attributable to senior common stock	(105)	(106)	1	(0.9)%
Loss on extinguishment of Series F preferred stock	(4)	(6)	2	(33.3)%
Net loss attributable to common stockholders and Non-controlling OP Unitholders	$(1,625)	$(7,758)	$6,133	(79.1)%
Net loss attributable to common stockholders and Non-controlling OP Unitholders per weighted average share and unit - basic & diluted	$(0.04)	$(0.19)	$0.15	(78.9)%
FFO available to common stockholders and Non-controlling OP Unitholders - basic (1)	$14,437	$16,452	$(2,015)	(12.2)%
FFO available to common stockholders and Non-controlling OP Unitholders - diluted (1)	$14,542	$16,558	$(2,016)	(12.2)%
FFO per weighted average share of common stock and Non-controlling OP Units - basic (1)	$0.36	$0.41	$(0.05)	(12.2)%
FFO per weighted average share of common stock and Non-controlling OP Units - diluted (1)	$0.36	$0.41	$(0.05)	(12.2)%
(1)Refer to the “Funds from Operations” section below within the Management’s Discussion and Analysis section for the definition of FFO.

	For the six months ended June 30,
	2024	2023	$ Change	% Change
Operating revenues
Lease revenue	$72,779	$75,212	$(2,433)	(3.2)%
Total operating revenues	$72,779	$75,212	$(2,433)	(3.2)%
Operating expenses
Depreciation and amortization	$29,341	$31,640	$(2,299)	(7.3)%
Property operating expenses	11,692	13,465	(1,773)	(13.2)%
Base management fee	3,051	3,210	(159)	(5.0)%
Incentive fee	2,416	—	2,416	100.0%
Administration fee	1,225	1,110	115	10.4%
General and administrative	2,093	2,131	(38)	(1.8)%
Impairment charge	493	6,823	(6,330)	(92.8)%
Total operating expense before incentive fee waiver	$50,311	$58,379	$(8,068)	(13.8)%
Incentive fee waiver	(1,021)	—	(1,021)	100.0%
Total operating expenses	$49,290	$58,379	$(9,089)	(15.6)%
Other (expense) income
Interest expense	$(18,960)	$(17,909)	$(1,051)	5.9%
Gain (loss) on sale of real estate, net	236	(451)	687	(152.3)%
Gain on debt extinguishment, net	300	—	300	100.0%
Other income	60	107	(47)	(43.9)%
Total other expense, net	$(18,364)	$(18,253)	$(111)	0.6%
Net income (loss)	$5,125	$(1,420)	$6,545	(460.9)%
Distributions attributable to Series E, F, and G preferred stock	(6,229)	(6,080)	(149)	2.5%
Distributions attributable to senior common stock	(211)	(215)	4	(1.9)%
Loss on extinguishment of Series F preferred stock	(7)	(11)	4	(36.4)%
Gain on repurchase of Series G preferred stock	—	3	(3)	(100.0)%
Net loss attributable to common stockholders and Non-controlling OP Unitholders	$(1,322)	$(7,723)	$6,401	(82.9)%
Net loss attributable to common stockholders and Non-controlling OP Unitholders per weighted average share and unit - basic & diluted	$(0.03)	$(0.19)	$0.16	(84.2)%
FFO available to common stockholders and Non-controlling OP Unitholders - basic (1)	$27,976	$31,191	$(3,215)	(10.3)%
FFO available to common stockholders and Non-controlling OP Unitholders - diluted (1)	$28,187	$31,406	$(3,219)	(10.2)%
FFO per weighted average share of common stock and Non-controlling OP Unit - basic (1)	$0.69	$0.77	$(0.08)	(10.4)%
FFO per weighted average share of common stock and Non-controlling OP Unit - diluted (1)	$0.69	$0.77	$(0.08)	(10.4)%
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

Operating Revenues

	For the three months ended June 30,
	(Dollars in Thousands)
Lease Revenues	2024	2023	$ Change	% Change
Same Store Properties	$30,689	$32,664	$(1,975)	(6.0)%
Acquired & Disposed Properties	2,713	2,387	326	13.7%
Properties with Vacancy	3,655	3,607	48	1.3%
	$37,057	$38,658	$(1,601)	(4.1)%

	For the six months ended June 30,
	(Dollars in Thousands)
Lease Revenues	2024	2023	$ Change	% Change
Same Store Properties	$61,096	$62,944	$(1,848)	(2.9)%
Acquired & Disposed Properties	4,419	5,179	(760)	(14.7)%
Properties with Vacancy	7,264	7,089	175	2.5%
	$72,779	$75,212	$(2,433)	(3.2)%

Lease revenues consist of rental income and operating expense recoveries earned from our tenants. Lease revenues from same store properties decreased for the three and six months ended June 30, 2024, due to accelerated rent attributable to a lease termination during the three and six months ended June 30, 2023. Lease revenues increased for acquired and disposed of properties for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, primarily due to accelerated rent attributable to a lease termination on a property that was sold during the current period. Lease revenues decreased for acquired and disposed of properties for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, primarily due to loss of variable lease payments from the nine property sales subsequent to June 30, 2023, partially offset by lease revenue from the nine properties acquired subsequent to June 30, 2023 and accelerated rent attributable to a lease termination on a property that was sold during the current period. Lease revenues increased for our properties with vacancy for the three and six months ended June 30, 2024 due to an increase in rental revenue from partially leasing vacant space and variable lease payments due to an increase in property operating expenses.

Operating Expenses

Depreciation and amortization expense decreased for the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023, due to the reduced depreciation and amortization expense from the nine property sales subsequent to June 30, 2023, partially offset by an increase in depreciation and amortization expense on the nine properties acquired subsequent to June 30, 2023.

	For the three months ended June 30,
	(Dollars in Thousands)
Property Operating Expenses	2024	2023	$ Change	% Change
Same Store Properties	$4,388	$4,195	$193	4.6%
Acquired & Disposed Properties	105	860	(755)	(87.8)%
Properties with Vacancy	1,314	1,683	(369)	(21.9)%
	$5,807	$6,738	$(931)	(13.8)%

	For the six months ended June 30,
	(Dollars in Thousands)
Property Operating Expenses	2024	2023	$ Change	% Change
Same Store Properties	$8,320	$8,183	$137	1.7%
Acquired & Disposed Properties	449	2,109	(1,660)	(78.7)%
Properties with Vacancy	2,923	3,173	(250)	(7.9)%
	$11,692	$13,465	$(1,773)	(13.2)%

Property operating expenses consist of franchise taxes, property management fees, insurance, ground lease payments, property maintenance and repair expenses paid on behalf of certain of our properties. The increase in property operating expenses for same store properties for the three and six months ended June 30, 2024, from the comparable 2023 period, was a result of general cost increases due to the inflationary environment during the three and six months ended June 30, 2024. The decrease in property operating expenses for acquired and disposed of properties for the three and six months ended June 30, 2024, from the comparable 2023 period, is a result of a decrease in property operating expenses from the nine property sales subsequent to June 30, 2023, minimally offset by the property operating expense from the nine properties acquired subsequent to June 30, 2023. The decrease in property operating expenses for properties with vacancy for the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023, is a result of a reduction in real estate taxes due to successful appeals.

The base management fee paid to the Adviser decreased for the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023, due to a decrease in Gross Tangible Real Estate over the three and six months ended June 30, 2024 from property sales as compared to Gross Tangible Real Estate during the three and six months ended June 30, 2023. The calculation of the base management fee is described in detail above in subheading “Advisory and Administration Agreements.”

The incentive fee paid to the Adviser increased for the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023, due to the payment of the incentive fee being contractually eliminated for the quarters ended March 31, 2023 and June 30, 2023, as outlined in the Seventh Amended Advisory Agreement and Eighth Amended Advisory Agreement. We recorded an incentive fee, which was partially waived, during the three and six months ended June 30, 2024. The calculation of the incentive fee is described in detail above in subheading “Advisory and Administration Agreements.”

The administration fee paid to the Administrator increased for the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023, due to our Administrator incurring greater costs that are allocated to us. The calculation of the administration fee is described in detail above in subheading “Advisory and Administration Agreements.”

General and administrative expenses remained consistent for the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023.

Other Income and Expenses

Interest expense increased for the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023. This increase was primarily a result of increased interest costs on variable rate debt, as global interest rates have increased in reaction to growing inflation, coupled with costs associated with the maturity of several interest rate caps.

We sold four non-core office properties during the three and six months ended June 30, 2024, and as a result, incurred a gain on sale of real estate, net, and a gain on debt extinguishment, net. We sold two non-core office properties during the three and six months ended June 30, 2023, and as a result, incurred a loss on sale of real estate, net.

Other income increased for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, due to nonrecurring income items that occurred in the three months ended June 30, 2024. Other income decreased for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, due to nonrecurring income items that occurred in the six months ended June 30, 2023.

Net Income (Loss) Available (Attributable) to Common Stockholders and Non-controlling OP Unitholders

Net income (loss) available (attributable) to common stockholders and Non-controlling OP Unitholders increased for the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023, primarily due to a decrease in depreciation and amortization from the nine property sales subsequent to June 30, 2023, impairment charges in the prior period, and a gain on sale, net, and gain on debt extinguishment, net, during the current period. This was partially offset by depreciation and amortization from the nine properties acquired subsequent to June 30, 2023, decrease in operating revenues due to lease termination fees in the prior period, an increase in interest expense due to higher borrowing costs on variable rate debt due to global interest rate expansion, and the Incentive Fee accrued in the current period, which was contractually eliminated in the prior period.

Liquidity and Capital Resources

Overview

Our sources of liquidity include cash flows from operations, cash and cash equivalents, borrowings under our Credit Facility and issuing additional equity securities. Our available liquidity as of June 30, 2024 was $52.5 million, consisting of approximately $10.4 million in cash and cash equivalents and available borrowing capacity of $42.1 million under our Credit Facility. Our available borrowing capacity under the Credit Facility increased to $60.3 million as of August 6, 2024.

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

Equity Capital

During the six months ended June 30, 2024, we raised net proceeds of $10.6 million of common equity under the 2024 Common Stock Sales Agreement. We raised net proceeds of $0.6 million from sales of our Series F Preferred Stock during the six months ended June 30, 2024.

As of August 6, 2024, we had the ability to raise up to $1.1 billion of additional equity capital through the sale and issuance of securities that are registered under the 2024 Registration Statement, in one or more future public offerings. We expect to continue to use our 2024 Common Stock Sales Agreement as a source of liquidity for the remainder of 2024.

Debt Capital

As of June 30, 2024, we had 39 mortgage notes payable in the aggregate principal amount of $275.7 million, collateralized by a total of 45 properties with a remaining weighted average maturity of 3.8 years. The weighted-average interest rate on the mortgage notes payable as of June 30, 2024 was 4.24%.

We continue to see banks and other non-bank lenders willing to issue mortgages for properties comparable to those held in our portfolio on terms that are commercially reasonable. Consequently, we remain focused on obtaining mortgages through insurance companies, regional banks, non-bank lenders and, to a lesser extent, the commercial mortgage-backed securities market.

As of June 30, 2024, we had mortgage debt in the aggregate principal amount of $4.7 million payable during the remainder of 2024 and $34.4 million payable during 2025. The 2024 principal amount payable includes amortizing principal payments only, as there are no balloon principal payments due during the remaining six months of 2024. We anticipate being able to refinance our mortgages that come due during 2025 with a combination of new mortgage debt, availability under our Credit Facility, the issuance of additional equity securities under our 2024 Common Stock Sales Agreement, or the sale and issuance of other equity securities (including our Series F Preferred Stock) that are registered under the 2024 Registration Statement.

Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2024, was $28.6 million, remaining consistent with net cash provided by operating activities of $30.7 million for the six months ended June 30, 2023. The majority of cash from operating activities is generated from the lease revenues that we receive from our tenants. We utilize this cash to fund our property-level operating expenses and use the excess cash primarily for debt and interest payments on our mortgage notes payable, interest payments on our Credit Facility, distributions to our stockholders, management fees to our Adviser, Administration fees to our Administrator and other entity-level operating expenses.

Investing Activities

Net cash provided by investing activities during the six months ended June 30, 2024, was $5.8 million, which primarily consisted of a five-property acquisition, coupled with capital improvements performed at certain of our properties, partially offset by proceeds from four property sales. Net cash used in investing activities during the six months ended June 30, 2023, was $6.9 million, which primarily consisted of one property acquisition, coupled with capital improvements performed at certain of our properties, partially offset by proceeds from two property sales.

Financing Activities

Net cash used in financing activities during the six months ended June 30, 2024, was $36.1 million, which primarily consisted of $22.1 million of mortgage principal repayments, and distributions paid to common, senior common and preferred shareholders, partially offset by the issuance of $11.4 million of equity and net borrowings on our credit facility. Net cash used in financing activities for the six months ended June 30, 2023, was $19.2 million, which primarily consisted of $11.3 million of mortgage debt repayments, and distributions paid to common, senior common and preferred shareholders, partially offset by the issuance of $8.8 million of common and preferred equity and net borrowings on our credit facility.

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

As of June 30, 2024, there was $451.2 million outstanding under our Credit Facility at a weighted average interest rate of approximately 6.79% and no outstanding letters of credit. As of August 6, 2024, the maximum additional amount we could draw under the Credit Facility was $60.3 million. We were in compliance with all covenants under the Credit Facility as of June 30, 2024.

Contractual Obligations

The following table reflects our material contractual obligations as of June 30, 2024 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt Obligations (1)	$726,884	$24,078	$237,287	$405,925	$59,594
Interest on Debt Obligations (2)	128,185	41,281	68,163	15,908	2,833
Operating Lease Obligations (3)	5,911	457	920	941	3,593
Purchase Obligations (4)	10,625	8,492	2,133	—	—
	$871,605	$74,308	$308,503	$422,774	$66,020
(1)Debt obligations represent borrowings under our Revolver, which represents $81.2 million of the debt obligation due in 2026, our Term Loan A, which represents $160.0 million of the debt obligation due in 2027, our Term Loan B, which represents $60.0 million of the debt obligation due in 2026, our Term Loan C, which represents $150.0 million of the debt obligation due in 2028 and mortgage notes payable that were outstanding as of June 30, 2024. This figure does not include $(0.02) million of premiums and (discounts), net and $4.3 million of deferred financing costs, net, which are reflected in mortgage notes payable, net and borrowings under Term Loan, net on the condensed consolidated balance sheets.
(2)Interest on debt obligations includes estimated interest on borrowings under our Revolver and Term Loan and mortgage notes payable. The balance and interest rate on our Revolver, Term Loan A, Term Loan B and Term Loan C is variable; thus, the interest payment obligation calculated for purposes of this table was based upon rates and balances as of June 30, 2024.
(3)Operating lease obligations represent the ground lease payments due on three of our properties.
(4)Purchase obligations consist of tenant and capital improvements at eight of our properties.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of June 30, 2024.

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

The following table provides a reconciliation of our FFO available to common stockholders for the three and six months ended June 30, 2024 and 2023, respectively, to the most directly comparable GAAP measure, net income available to common stockholders, and a computation of basic and diluted FFO per weighted average share of common stock:

	For the three months ended June 30,		For the six months ended June 30,
	(Dollars in Thousands, Except for Per Share Amounts)		(Dollars in Thousands, Except for Per Share Amounts)
	2024	2023	2024	2023
Calculation of basic FFO per share of common stock and Non-controlling OP Unit
Net income	$1,600	$(4,588)	$5,125	$(1,420)
Less: Distributions attributable to preferred and senior common stock	(3,221)	(3,164)	(6,440)	(6,295)
Less: Loss on extinguishment of Series F preferred stock	(4)	(6)	(7)	(11)
Add: Gain on repurchase of Series G preferred stock	—	—	—	3
Net loss attributable to common stockholders and Non-controlling OP Unitholders	$(1,625)	$(7,758)	$(1,322)	$(7,723)
Adjustments:
Add: Real estate depreciation and amortization	$16,015	$16,936	$29,341	$31,640
Add: Impairment charge	—	6,823	493	6,823
Add: Loss on sale of real estate, net	47	451	—	451
Less: Gain on sale of real estate, net	—	—	(236)	—
Less: Gain on debt extinguishment, net	—	—	(300)	—
FFO available to common stockholders and Non-controlling OP Unitholders - basic	$14,437	$16,452	$27,976	$31,191
Weighted average common shares outstanding - basic	40,311,476	39,978,674	40,157,479	39,950,672
Weighted average Non-controlling OP Units outstanding	241,637	391,468	276,140	391,468
Weighted average common shares and Non-controlling OP Units	40,553,113	40,370,142	40,433,619	40,342,140
Basic FFO per weighted average share of common stock and Non-controlling OP Unit	$0.36	$0.41	$0.69	$0.77
Calculation of diluted FFO per share of common stock and Non-controlling OP Unit
Net income	$1,600	$(4,588)	$5,125	$(1,420)
Less: Distributions attributable to preferred and senior common stock	(3,221)	(3,164)	(6,440)	(6,295)
Less: Loss on extinguishment of Series F preferred stock	(4)	(6)	(7)	(11)
Add: Gain on repurchase of Series G preferred stock	—	—	—	3
Net loss attributable to common stockholders and Non-controlling OP Unitholders	$(1,625)	$(7,758)	$(1,322)	$(7,723)
Adjustments:
Add: Real estate depreciation and amortization	$16,015	$16,936	$29,341	$31,640
Add: Impairment charge	—	6,823	493	6,823
Add: Income impact of assumed conversion of senior common stock	105	106	211	215
Add: Loss on sale of real estate, net	47	451	—	451
Less: Gain on sale of real estate, net	—	—	(236)	—
Less: Gain on debt extinguishment, net	—	—	(300)	—
FFO available to common stockholders and Non-controlling OP Unitholders plus assumed conversions	$14,542	$16,558	$28,187	$31,406
Weighted average common shares outstanding - basic	40,311,476	39,978,674	40,157,479	39,950,672
Weighted average Non-controlling OP Units outstanding	241,637	391,468	276,140	391,468
Effect of convertible senior common stock	342,247	345,132	342,247	345,132
Weighted average common shares and Non-controlling OP Units outstanding - diluted	40,895,360	40,715,274	40,775,866	40,687,272
Diluted FFO per weighted average share of common stock and Non-controlling OP Unit	$0.36	$0.41	$0.69	$0.77
Distributions declared per share of common stock and Non-controlling OP Unit	$0.30	$0.30	$0.60	$0.60

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

To illustrate the potential impact of changes in interest rates on our net income for the six months ended June 30, 2024, we have performed the following analysis, which assumes that our condensed consolidated balance sheets remain constant and that no further actions beyond a minimum interest rate or escalation rate are taken to alter our existing interest rate sensitivity.

The following table summarizes the annual impact of a 1%, 2% and 3% increase, and a 1%, 2% and 3% decrease in SOFR as of June 30, 2024. As of June 30, 2024, our effective average SOFR was 5.33%. The impact of these fluctuations is presented below (dollars in thousands).

Interest Rate Change	(Decrease) increase to Interest Expense	Net increase (decrease) to Net Income
3% Decrease to SOFR	$(4,061)	$4,061
2% Decrease to SOFR	(2,707)	2,707
1% Decrease to SOFR	(1,354)	1,354
1% Increase to SOFR	897	(897)
2% Increase to SOFR	1,795	(1,795)
3% Increase to SOFR	2,692	(2,692)

As of June 30, 2024, the fair value of our mortgage debt outstanding was $245.8 million. Interest rate fluctuations may affect the fair value of our debt instruments. If interest rates on our debt instruments, using rates at June 30, 2024, had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased by $7.4 million and $7.8 million, respectively.

The amount outstanding under the Credit Facility approximates fair value as of June 30, 2024.

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

a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2024, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of June 30, 2024 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None. Without limiting the generality of the foregoing, during the three months ended June 30, 2024, no officer or director of the Company adopted or terminated any “Rule 10b5-1 trading agreement” or any “non-Rule 10b5-1 trading arrangement,” as each item is defined in Item 408 of Regulation S-K.

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

4.5	Form of Indenture, incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-3 (File No. 333-268549), filed November 23, 2022.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Estimated Value Methodology for Series F Cumulative Redeemable Preferred Stock and Senior Common Stock as of June 30, 2024.
101.INS***	iXBRL Instance Document
101.SCH***	iXBRL Taxonomy Extension Schema Document
101.CAL***	iXBRL Taxonomy Extension Calculation Linkbase Document
101.LAB***	iXBRL Taxonomy Extension Label Linkbase Document
101.PRE***	iXBRL Taxonomy Extension Presentation Linkbase Document
101.DEF***	iXBRL Definition Linkbase
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
***	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in iXBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2024 and 2023, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023 and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gladstone Commercial Corporation

Date:	August 6, 2024	By:	/s/ Gary Gerson
Gary Gerson
Chief Financial Officer

Date:	August 6, 2024	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors