Form 10-Q
period 2024-09-30
GLADSTONE COMMERCIAL CORP
filed 2024-11-04
CIK 1234006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
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
(Former name, former address and former fiscal year, if changed since last report)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of November 4, 2024 was 43,919,309.

GLADSTONE COMMERCIAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED
September 30, 2024

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Gladstone Commercial Corporation
Condensed Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Real estate, at cost	$1,214,288	$1,221,364
Less: accumulated depreciation	313,730	299,662
Total real estate, net	900,558	921,702
Lease intangibles, net	97,802	101,048
Real estate and related assets held for sale	16,964	28,787
Cash and cash equivalents	10,531	11,985
Restricted cash	3,999	4,150
Funds held in escrow	5,673	7,515
Right-of-use assets from operating leases	4,023	4,889
Deferred rent receivable, net	44,855	41,006
Other assets	11,910	12,389
TOTAL ASSETS	$1,096,315	$1,133,471
LIABILITIES, MEZZANINE EQUITY AND EQUITY
LIABILITIES
Mortgage notes payable, net	$271,621	$295,853
Borrowings under Revolver	53,250	75,750
Borrowings under Term Loan A, Term Loan B and Term Loan C, net	367,776	367,258
Deferred rent liability, net	23,599	29,324
Operating lease liabilities	4,123	5,093
Asset retirement obligation	5,027	4,928
Accounts payable and accrued expenses	15,666	13,588
Liabilities related to assets held for sale	169	676
Due to Adviser and Administrator (1)	3,063	2,556
Other liabilities	12,934	14,138
TOTAL LIABILITIES	$757,228	$809,164
Commitments and contingencies (2)
MEZZANINE EQUITY
Series E and G redeemable preferred stock, net, par value $0.001 per share; $25 per share liquidation preference; 10,750,886 and 10,750,886 shares authorized; and 7,052,334 and 7,052,334 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively (3)	$170,041	$170,041
TOTAL MEZZANINE EQUITY	$170,041	$170,041
EQUITY
Senior common stock, par value $0.001 per share; 950,000 shares authorized; and 399,483 and 406,425 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively (3)	$1	$1
Common stock, par value $0.001 per share, 62,384,569 and 62,326,818 shares authorized; and 43,728,098 and 40,000,596 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively (3)	43	40
Series F redeemable preferred stock, par value $0.001 per share; $25 per share liquidation preference; 25,914,545 and 25,972,296 shares authorized and 907,941 and 918,601 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively (3)	1	1
Additional paid in capital	780,205	730,256
Accumulated other comprehensive income	3,365	7,758
Distributions in excess of accumulated earnings	(614,698)	(584,776)
TOTAL STOCKHOLDERS' EQUITY	$168,917	$153,280
OP Units held by Non-controlling OP Unitholders (3)	129	986
TOTAL EQUITY	$169,046	$154,266
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$1,096,315	$1,133,471
(1)Refer to Note 2 “Related-Party Transactions”
(2)Refer to Note 7 “Commitments and Contingencies”
(3)Refer to Note 8 “Equity and Mezzanine Equity”

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation
Condensed Consolidated Statements of Operations and Comprehensive Income
(Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Operating revenues
Lease revenue	$39,235	$36,464	$112,013	$111,675
Total operating revenues	$39,235	$36,464	$112,013	$111,675
Operating expenses
Depreciation and amortization	$13,343	$12,485	$42,683	$44,125
Property operating expenses	6,681	6,821	18,373	20,286
Base management fee (1)	1,528	1,597	4,580	4,808
Incentive fee (1)	1,146	—	3,562	—
Administration fee (1)	725	624	1,950	1,734
General and administrative	970	1,306	3,064	3,437
Impairment charge	4,549	6,754	5,043	13,577
Total operating expense before incentive fee waiver	$28,942	$29,587	$79,255	$87,967
Incentive fee waiver (1)	(396)	—	(1,417)	—
Total operating expenses	$28,546	$29,587	$77,838	$87,967
Other income (expense)
Interest expense	$(9,299)	$(9,936)	$(28,259)	$(27,845)
Gain on sale of real estate, net	10,319	4,696	10,554	4,245
Gain on debt extinguishment, net	—	—	300	—
Other income	12	155	73	262
Total other income (expense), net	$1,032	$(5,085)	$(17,332)	$(23,338)
Net income	$11,721	$1,792	$16,843	$370
Net (income) loss (available) attributable to OP Units held by Non-controlling OP Unitholders	(44)	(3)	(35)	78
Net income available to the Company	$11,677	$1,789	$16,808	$448
Distributions attributable to Series E, F, and G preferred stock	(3,106)	(3,099)	(9,334)	(9,179)
Distributions attributable to senior common stock	(106)	(108)	(317)	(323)
Gain (loss) on extinguishment of Series F preferred stock, net	2	(1)	(4)	(12)
Gain on repurchase of Series G preferred stock	—	—	—	3
Net income (loss) available (attributable) to common stockholders	$8,467	$(1,419)	$7,153	$(9,063)
Income (loss) per weighted average share of common stock - basic & diluted
Income (loss) available (attributable) to common stockholders	$0.20	$(0.04)	$0.17	$(0.23)
Weighted average shares of common stock outstanding
Basic and Diluted	42,790,685	39,917,995	41,041,621	39,939,660
Earnings per weighted average share of senior common stock	$0.27	$0.27	$0.79	$0.79
Weighted average shares of senior common stock outstanding - basic	399,520	406,425	401,723	411,075
Comprehensive income
Change in unrealized (loss) gain related to interest rate hedging instruments, net	$(10,456)	$5,089	$(4,568)	$7,218
Other comprehensive (loss) income	(10,456)	5,089	(4,568)	7,218
Net income	$11,721	$1,792	$16,843	$370
Comprehensive income	$1,265	$6,881	$12,275	$7,588
Comprehensive (income) loss (available) attributable to OP Units held by Non-controlling OP Unitholders	(44)	(3)	(35)	78
Total comprehensive income available to the Company	$1,221	$6,878	$12,240	$7,666

(1)Refer to Note 2 “Related-Party Transactions”
The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation
Condensed Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	For the nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$16,843	$370
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,683	44,125
Impairment charge	5,043	13,577
Gain on debt extinguishment, net	(300)	—
Gain on sale of real estate, net	(10,554)	(4,245)
Amortization of deferred financing costs	1,235	1,248
Amortization of deferred rent asset and liability, net	(5,164)	(5,772)
Amortization of discount and premium on assumed debt, net	26	31
Asset retirement obligation expense	99	94
Amortization of right-of-use asset from operating leases and operating lease liabilities, net	5	20
Bad debt expense	64	—
Operating changes in assets and liabilities
(Increase) decrease in other assets	(5,641)	2,279
Decrease in deferred rent receivable	(4,612)	(2,524)
Increase in accounts payable and accrued expenses	1,372	2,320
Increase (decrease) in amount due to Adviser and Administrator	507	(804)
Decrease in other liabilities	(2,873)	(894)
Leasing commissions paid	(4,567)	(1,336)
Net cash provided by operating activities	$34,166	$48,489
Cash flows from investing activities:
Acquisition of real estate and related intangible assets	$(22,122)	$(17,539)
Improvements of existing real estate	(9,200)	(6,369)
Proceeds from sale of real estate	35,132	22,174
Receipts from lenders for funds held in escrow	2,513	3,662
Payments to lenders for funds held in escrow	(671)	(3,353)
Receipts from tenants for reserves	793	352
Payments to tenants from reserves	2,193	(2,165)
Deposits on future acquisitions	—	(350)
Net cash provided by (used in) investing activities	$8,638	$(3,588)
Cash flows from financing activities:
Proceeds from issuance of equity	$50,902	$9,775
Offering costs paid	(737)	(500)
Redemption of Series F preferred stock	(1,322)	(413)
Retirement of senior common stock	—	(55)
Repurchase of Series G preferred stock	—	(12)
Repurchase of common stock	—	(998)
Borrowings under mortgage notes payable	—	9,000
Payments for deferred financing costs	(43)	(375)
Principal repayments on mortgage notes payable	(24,394)	(57,637)
Borrowings from revolving credit facility	68,100	93,100
Repayments on revolving credit facility	(90,600)	(45,400)
Increase in security deposits	198	141
Distributions paid for common, senior common, preferred stock and Non-controlling OP Unitholders	(46,513)	(45,445)
Net cash used in financing activities	$(44,409)	$(38,819)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(1,605)	$6,082
Cash, cash equivalents, and restricted cash at beginning of period	$16,135	$15,992

Cash, cash equivalents, and restricted cash at end of period	$14,530	$22,074
SUPPLEMENTAL AND NON-CASH INFORMATION
Tenant funded fixed asset improvements included in deferred rent liability, net	$(479)	$(1,312)
Unrealized gain related to interest rate hedging instruments, net	$(4,568)	$7,218
Right-of-use asset from operating leases	$(686)	$—
Operating lease liabilities	$795	$—
Capital improvements and leasing commissions included in accounts payable and accrued expenses	$6,330	$3,099
Dividends paid on Series F preferred stock via additional share issuances	$385	$355

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (dollars in thousands):

	For the nine months ended September 30,
	2024	2023
Cash and cash equivalents	$10,531	$18,263
Restricted cash	3,999	3,811
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$14,530	$22,074

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

Interim Financial Information

Our interim financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and in accordance with Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. The year-end balance sheet data presented herein was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of our management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim period, have been included. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 21, 2024. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for other interim periods or for the full 2024 fiscal year.

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

Significant Accounting Policies

The preparation of our financial statements in accordance with GAAP requires management to make judgments that are subjective in nature and requires management to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1, “Organization, Basis of Presentation and Significant Accounting Policies,” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023. There were no material changes to our critical accounting policies during the three and nine months ended September 30, 2024.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting - Improvements to Reportable Segment Disclosures.” The new standard improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The standard requires expanded disclosures regarding significant segments expense categories and a measure of profit or loss for each reportable segment. ASU 2023-08 is effective for fiscal years beginning after December 15, 2023. We are currently evaluating the impact from adopting ASU 2023-07, but we anticipate adopting this standard will not have a material impact to our consolidated financial statements.

2. Related-Party Transactions

Gladstone Management and Gladstone Administration

We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator, which collectively employ all of our personnel and pay their salaries, benefits, and general expenses directly. Both our Adviser and Administrator are affiliates of ours, as their parent company is owned and controlled by Mr. David Gladstone, our chairman and chief executive officer. Two of our executive officers, Mr. Gladstone and Mr. Terry Lee Brubaker (our chief operating officer) serve as directors and executive officers of our Adviser and our Administrator. Our president, Mr. Arthur “Buzz” Cooper, is also an executive vice president of commercial and industrial real estate of our Adviser. Mr. Michael LiCalsi, our general counsel and secretary, also serves as our Administrator’s president, general counsel and secretary, as well as executive vice president of administration of our Adviser. We have entered into an advisory agreement with our Adviser, as amended from time to time (the “Advisory Agreement”), and an administration agreement with our Administrator (the “Administration Agreement”). The services and fees under the Advisory Agreement and Administration Agreement are described below. As of September 30, 2024 and December 31, 2023, $3.1 million and $2.6 million, respectively, was collectively due to our Adviser and Administrator. Our entrance into the Advisory Agreement and each amendment thereto has been approved unanimously by our board of directors (“Board of Directors”). Our Board of Directors reviews and considers renewing the agreements with our Adviser and Administrator annually, typically during the month of July. During its July 2024 meeting, our Board of Directors reviewed and renewed the Administration Agreement for an additional year, through August 31, 2025.

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

For the three and nine months ended September 30, 2024, we recorded a base management fee of $1.5 million and $4.6 million, respectively. For the three and nine months ended September 30, 2023, we recorded a base management fee of $1.6 million and $4.8 million, respectively.

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

On July 11, 2023, the Company amended and restated the Advisory Agreement by entering into the Eighth Amended and Restated Investment Advisory Agreement between the Company and the Adviser (the “Eighth Amended Advisory Agreement”), as approved unanimously by our Board of Directors, including specifically, our independent directors. The Eighth Amended Advisory Agreement contractually eliminated the payment of the incentive fee for the quarters ended September 30, 2023 and December 31, 2023. In addition, the Eighth Amended Advisory Agreement also clarified that for any future quarter whereby an incentive fee would exceed by greater than 15% the average quarterly incentive fee paid, the measurement would be versus the last four quarters where an incentive fee was actually paid. The calculation of the other fees was unchanged.

For the three months ended September 30, 2024, we recorded an incentive fee of $1.1 million, partially offset by credits related to non-contractual, unconditional, and irrevocable waivers issued by the Adviser of $0.4 million. For the nine months ended September 30, 2024, we recorded an incentive fee of $3.6 million, partially offset by credits related to non-contractual, unconditional, and irrevocable waivers issued by the Adviser of $1.4 million. For the three and nine months ended September 30, 2023, the contractually eliminated incentive fee would have been $0.9 million and $3.4 million, respectively.

Capital Gain Fee

Under the Advisory Agreement, we will pay to the Adviser a capital gain-based incentive fee that will be calculated and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement). In determining the capital gain fee, we will calculate aggregate realized capital gains and aggregate realized capital losses for the applicable time period. For this purpose, aggregate realized capital gains and losses, if any, equals the realized gain or loss calculated by the difference between the sales price of the property, less any costs to sell the property and the current gross value of the property (equal to the property’s original acquisition price plus any subsequent non-reimbursed capital improvements) of the disposed property. At the end of the fiscal year, if this number is positive, then the capital gain fee payable for such time period shall equal 15.0% of such amount. No capital gain fee was recognized during the three and nine months ended September 30, 2024 or 2023.

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

Administration Agreement

Under the terms of the Administration Agreement, we pay separately for our allocable portion of the Administrator’s overhead expenses in performing its obligations to us including, but not limited to, rent and our allocable portion of the salaries and benefits expenses of our Administrator’s employees, including, but not limited to, our chief financial officer, treasurer, chief compliance officer, general counsel and secretary (who also serves as our Administrator’s president, general counsel and secretary), and their respective staffs. Our allocable portion of the Administrator’s expenses are generally derived by multiplying our Administrator’s total expenses by the approximate percentage of time the Administrator’s employees perform services for us in relation to their time spent performing services for all companies serviced by our Administrator under contractual agreements. We believe that the methodology of allocating the Administrator’s total expenses by approximate percentage of time services were performed among all companies serviced by our Administrator more closely approximates fees paid for actual services performed. For the three and nine months ended September 30, 2024, we recorded an administration fee of $0.7 million and $2.0 million, respectively. For the three and nine months ended September 30, 2023, we recorded an administration fee of $0.6 million and $1.7 million, respectively.

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

Mortgage Financing Arrangement Agreement

We entered into an agreement with Gladstone Securities, effective June 18, 2013, for it to act as our non-exclusive agent to assist us with arranging mortgage financing for our owned properties. In connection with this engagement, Gladstone Securities will, from time to time, continue to solicit the interest of various commercial real estate lenders or recommend to us third-party lenders offering credit products or packages that are responsive to our needs. We pay Gladstone Securities a financing fee in connection with the services it provides to us for securing mortgage financing on any of our properties. The amount of these financing fees, which are payable upon closing of the financing, are based on a percentage of the amount of the mortgage, generally ranging from 0.15% to a maximum of 1.00% of the mortgage obtained. The amount of the financing fees may be reduced or eliminated, as determined by us and Gladstone Securities, after taking into consideration various factors, including, but not limited to, the involvement of any third-party brokers and market conditions. We did not pay financing fees to Gladstone Securities during the three months ended September 30, 2024 and paid financing fees to Gladstone Securities of $0.01 million during the nine months ended September 30, 2024, which are included in mortgage notes payable, net, in the condensed consolidated balance sheets, or 0.13% of the mortgage principal secured. We paid financing fees to Gladstone Securities of $0.03 million and $0.1 million during the three and nine months ended September 30, 2023, which are included in mortgage notes payable, net, in the condensed consolidated balance sheets, or 0.38% and 0.29% of the mortgage principal secured. Our Board of Directors renewed the agreement for an additional year, through August 31, 2025, at its July 2024 meeting.

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

Under the Dealer Manager Agreement, Gladstone Securities, as dealer manager, provides certain sales, promotional and marketing services to us in connection with the Offering, and we pay Gladstone Securities (i) selling commissions of 6.0% of the gross proceeds from sales of Series F Preferred Stock in the Primary Offering (the “Selling Commissions”), and (ii) a dealer manager fee of 3.0% of the gross proceeds from sales of Series F Preferred Stock in the Primary Offering (the “Dealer Manager Fee”). No Selling Commissions or Dealer Manager Fee are paid with respect to shares sold pursuant to the DRIP. Gladstone Securities may, in its sole discretion, re-allow for payment of a portion of the Dealer Manager Fee to participating broker-dealers in support of the Offering. We paid fees of $0.01 million and $0.07 million to Gladstone Securities during the three and nine months ended September 30, 2024, respectively, in connection with the Offering. We paid fees of $0.1 million and $0.5 million to Gladstone Securities during the three and nine months ended September 30, 2023, respectively, in connection with the Offering.

3. Earnings (Loss) Per Share of Common Stock

The following tables set forth the computation of basic and diluted earnings (loss) per share of common stock for the three and nine months ended September 30, 2024 and 2023. The operating partnership units in the Operating Partnership (“OP Units”) held by holders who do not control the Operating Partnership (“Non-controlling OP Unitholders”) (which may be redeemed for shares of common stock) have been excluded from the diluted earnings (loss) per share calculations, as there would be no effect on the amounts since the Non-controlling OP Unitholders’ share of income (loss) would also be added back to net income (loss). Net income (loss) figures are presented net of such non-controlling interests in the income (loss) per share calculation.

We computed basic earnings (loss) per share for the three and nine months ended September 30, 2024 and 2023 using the weighted average number of shares outstanding during the respective periods. Diluted earnings (loss) per share for the three and nine months ended September 30, 2024 and 2023 reflects additional shares of common stock related to our convertible senior common stock (the “Senior Common Stock”), if the effect of conversion would be dilutive, that would have been outstanding if such dilutive potential shares of common stock had been issued, as well as an adjustment to net income (loss) available (attributable) to common stockholders as applicable to common stockholders that would result from their assumed issuance (dollars in thousands, except per share amounts).

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Calculation of basic earnings (loss) per share of common stock:
Net income (loss) available (attributable) to common stockholders	$8,467	$(1,419)	$7,153	$(9,063)
Denominator for basic weighted average shares of common stock (1)	42,790,685	39,917,995	41,041,621	39,939,660
Basic earnings (loss) per share of common stock	$0.20	$(0.04)	$0.17	$(0.23)
Calculation of diluted earnings (loss) per share of common stock:
Net income (loss) available (attributable) to common stockholders	$8,467	$(1,419)	$7,153	$(9,063)
Net income (loss) available (attributable) to common stockholders plus assumed conversions (2)	$8,467	$(1,419)	$7,153	$(9,063)
Denominator for basic weighted average shares of common stock (1)	42,790,685	39,917,995	41,041,621	39,939,660
Effect of convertible Senior Common Stock (2)	—	—	—	—
Denominator for diluted weighted average shares of common stock (2)	42,790,685	39,917,995	41,041,621	39,939,660
Diluted earnings (loss) per share of common stock	$0.20	$(0.04)	$0.17	$(0.23)
(1)The weighted average number of OP Units held by Non-controlling OP Unitholders was 39,474 and 196,675 for the three and nine months ended September 30, 2024, respectively, and 391,468 and 391,468 for the three and nine months ended September 30, 2023, respectively.
(2)We excluded convertible shares of Senior Common Stock of 339,299 and 345,132 from the calculation of diluted earnings per share for the three and nine months ended September 30, 2024 and 2023, respectively, because they were anti-dilutive.

4. Real Estate and Intangible Assets

Real Estate

The following table sets forth the components of our investments in real estate as of September 30, 2024 and December 31, 2023, respectively, excluding real estate held for sale (dollars in thousands):

	September 30, 2024	December 31, 2023
Real estate:
Land (1)	$139,916	$143,442
Building and improvements	1,019,056	1,020,661
Tenant improvements	55,316	57,261
Accumulated depreciation	(313,730)	(299,662)
Real estate, net	$900,558	$921,702
(1)This amount includes $2,711 of land value subject to land lease agreements which we may purchase at our option for a nominal fee.

Real estate depreciation expense on building and tenant improvements was $9.8 million and $29.8 million for the three and nine months ended September 30, 2024, respectively. Real estate depreciation expense on building and tenant improvements was $8.9 million and $31.2 million for the three and nine months ended September 30, 2023, respectively.

Acquisitions

We acquired six industrial properties during the nine months ended September 30, 2024, and acquired three industrial properties during the nine months ended September 30, 2023. The acquisitions are summarized below (dollars in thousands):

Nine Months Ended		Square Footage	Lease Term	Purchase Price	Capitalized Acquisition Expenses
September 30, 2024	(1)	192,227	21.0 years	$22,122	$435
September 30, 2023	(2)	183,803	18.7 years	$17,539	$349
(1)On May 7, 2024, we acquired a five-property, 142,125 square foot portfolio in Warfordsburg, Pennsylvania for $12.0 million. The property is fully leased to one tenant and had 25.1 years of remaining lease term at the time we acquired the property. On August 29, 2024, we acquired a 50,102 square foot property in Midland, Texas for $10.2 million. The property is fully leased to one tenant and had 15.0 years of remaining lease term at the time we acquired the property.
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

We determined the fair value of assets acquired and liabilities assumed related to the properties acquired during the nine months ended September 30, 2024 and 2023 as follows (dollars in thousands):

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
Acquired assets and liabilities	Purchase price		Purchase price
Land	$1,694		$2,714
Building	15,665		11,423
Tenant Improvements	374		692
In-place Leases	1,616		1,001
Leasing Costs	2,265		1,270
Customer Relationships	418		439
Above Market Leases	90	(1)	—
Total Purchase Price	$22,122		$17,539
(1)This amount includes $90 of loans receivable included in Other assets on the condensed consolidated balance sheets.
Future Lease Payments

Future operating lease payments from tenants under non-cancelable leases, excluding tenant reimbursement of expenses, for the three months ending December 31, 2024 and each of the five succeeding fiscal years and thereafter is as follows (dollars in thousands):

Year	Tenant Lease Payments
Three Months Ending December 31, 2024	$29,904
2025	120,765
2026	116,612
2027	102,150
2028	89,696
2029	81,671
Thereafter	387,395

In accordance with the lease terms, substantially all operating expenses are required to be paid by the tenant directly, or reimbursed to us from the tenant; however, we would be required to pay operating expenses on the respective properties in the event the tenants fail to pay them.

Lease Revenue Reconciliation

The table below sets forth the allocation of lease revenue between fixed contractual payments and variable lease payments for the three and nine months ended September 30, 2024 and 2023, respectively (dollars in thousands):

	For the three months ended September 30,
Lease revenue reconciliation	2024	2023	$ Change	% Change
Fixed lease payments	$34,663	$31,945	$2,718	8.5%
Variable lease payments	4,572	4,519	53	1.2%
	$39,235	$36,464	$2,771	7.6%

	For the nine months ended September 30,
Lease revenue reconciliation	2024	2023	$ Change	% Change
Fixed lease payments	$99,536	$98,465	$1,071	1.1%
Variable lease payments	12,477	13,210	(733)	(5.5)%
	$112,013	$111,675	$338	0.3%

Intangible Assets

The following table summarizes the carrying value of intangible assets, liabilities and the accumulated amortization for each intangible asset and liability class as of September 30, 2024 and December 31, 2023, respectively, excluding real estate held for sale (dollars in thousands):

	September 30, 2024		December 31, 2023
	Lease Intangibles	Accumulated Amortization	Lease Intangibles	Accumulated Amortization
In-place leases	$96,824	$(64,278)	$98,615	$(63,269)
Leasing costs	89,565	(48,303)	84,844	(46,096)
Customer relationships	60,884	(36,890)	63,185	(36,231)
	$247,273	$(149,471)	$246,644	$(145,596)

	Deferred Rent Receivable/(Liability)	Accumulated (Amortization)/Accretion	Deferred Rent Receivable/(Liability)	Accumulated (Amortization)/Accretion
Above market leases	$12,747	$(10,488)	$13,431	$(10,675)
Below market leases and deferred revenue	(56,616)	33,017	(59,411)	30,087

Total amortization expense related to in-place leases, leasing costs and customer relationship lease intangible assets was $3.6 million and $12.9 million for the three and nine months ended September 30, 2024, respectively, and $3.6 million and $12.9 million for the three and nine months ended September 30, 2023, respectively, and is included in depreciation and amortization expense in the condensed consolidated statements of operations and comprehensive income.

Total amortization related to above-market lease values was $0.1 million and $0.4 million for the three and nine months ended September 30, 2024, respectively, and $0.1 million and $0.4 million for the three and nine months ended September 30, 2023, respectively, and is included in lease revenue in the condensed consolidated statements of operations and comprehensive income. Total amortization related to below-market lease values was $1.7 million and $5.5 million for the three and nine months ended September 30, 2024, respectively, and $1.8 million and $6.2 million for the three and nine months ended September 30, 2023, respectively, and is included in lease revenue in the condensed consolidated statements of operations and comprehensive income.

The weighted average amortization periods in years for the intangible assets acquired and liabilities assumed during the nine months ended September 30, 2024 and 2023, were as follows:

Intangible Assets & Liabilities	September 30, 2024	September 30, 2023
In-place leases	21.3	18.0
Leasing costs	21.3	18.0
Customer relationships	25.1	22.7
Above market leases	25.1	0.0
All intangible assets & liabilities	22.2	19.6

5. Real Estate Dispositions, Held for Sale and Impairment Charges

Real Estate Dispositions

We sold six properties during the nine months ended September 30, 2024 and five properties during the nine months ended September 30, 2023.

During the nine months ended September 30, 2024, we continued to execute our capital recycling program, whereby we sold non-core properties. We expect to continue to execute our capital recycling program and sell non-core properties as reasonable disposition opportunities become available, and use the sales proceeds to acquire properties in our target, secondary growth markets or pay down outstanding debt. During the nine months ended September 30, 2024, we sold six non-core properties, located in Columbus, Ohio; Draper, Utah; Richardson, Texas; Egg Harbor, New Jersey; Cumming, Georgia; and Lawrenceville, Georgia, which are summarized in the table below (dollars in thousands):

Aggregate Square Footage Sold	Aggregate Sales Price	Aggregate Sales Costs	Aggregate Impairment Charge for the Nine Months Ended September 30, 2024	Aggregate Gain on Sale of Real Estate, net
412,767	$36,325	$1,193	$493	$10,554

Our dispositions during the nine months ended September 30, 2024 were not classified as discontinued operations because they did not represent a strategic shift in operations, nor will such dispositions have a major effect on our operations and financial results. Accordingly, the operating results of these properties are included within continuing operations for all periods reported.

The table below summarizes the components of operating income from real estate and related assets disposed of during the three and nine months ended September 30, 2024 and 2023 (dollars in thousands):

	For the three months ended September 30,				For the nine months ended September 30,
	2024		2023		2024		2023
Operating revenue	$80		$959		$1,400		$3,424
Operating expense	4		9,149	(2)	969	(3)	14,902	(5)
Other income (expense), net	10,319	(1)	(224)		10,636	(4)	(748)
Income (expense) from real estate and related assets sold	$10,395		$(8,414)		$11,067		$(12,226)
(1)Includes a $10.3 million gain on sale of real estate, net, on the sale of two properties.
(2)Includes a $6.8 million impairment charge on one property.
(3)Includes a $0.5 million impairment charge on one property.
(4)Includes a $10.6 million gain on sale of real estate, net, on the sale of six properties and a $0.3 million gain on debt extinguishment, net, on the sale of two of those properties.
(5)Includes a $10.0 million impairment charge on three properties.

Real Estate Held for Sale

At September 30, 2024, we had two properties classified as held for sale, located in Fridley, Minnesota and Tifton, Georgia. We consider these assets to be non-core to our long-term strategy. At December 31, 2023, we had three properties classified as held for sale, located in Richardson, Texas; Columbus, Ohio; and Tifton, Georgia.

The table below summarizes the components of the assets and liabilities held for sale at September 30, 2024 and December 31, 2023 reflected on the accompanying condensed consolidated balance sheets (dollars in thousands):

	September 30, 2024	December 31, 2023
Assets Held for Sale
Total real estate held for sale	$16,528	$27,496
Lease intangibles, net	436	1,284
Deferred rent receivable, net	—	7
Total Assets Held for Sale	$16,964	$28,787
Liabilities Held for Sale
Deferred rent liability, net	$169	$676
Total Liabilities Held for Sale	$169	$676

Impairment Charges

We evaluated our portfolio for triggering events to determine if any of our held and used assets were impaired during the nine months ended September 30, 2024 and did not recognize an impairment charge. We recognized impairment charges of $5.0 million on two held for sale assets, located in Richardson, Texas and Fridley, Minnesota during the nine months ended September 30, 2024. In performing our held for sale assessments, the carrying value of these assets were above the fair value, less costs of sale. As a result, we impaired these properties to equal the fair market value less costs of sale. We recognized an impairment charge of $9.0 million during the nine months ended September 30, 2023 on two held and used assets, located in Columbus, Ohio and Draper, Utah, and recognized an impairment charge of $4.6 million on two held for sale assets, located in Richardson, Texas and Taylorsville, Utah. In performing our held for sale assessment, the carrying value of these assets were above the fair value, less costs of sale.

6. Mortgage Notes Payable and Credit Facility

Our $125.0 million unsecured revolving credit facility (“Revolver”), $160.0 million term loan facility (“Term Loan A”), $60.0 million term loan facility (“Term Loan B”), and $150.0 million term loan facility (“Term Loan C”), are collectively referred to herein as the “Credit Facility”.

Our mortgage notes payable and Credit Facility as of September 30, 2024 and December 31, 2023 are summarized below (dollars in thousands):

	Encumbered properties at		Carrying Value at		Stated Interest Rates at		Scheduled Maturity Dates at
	September 30, 2024		September 30, 2024	December 31, 2023	September 30, 2024		September 30, 2024
Mortgage and other secured loans:
Fixed rate mortgage loans	44		$266,121	$298,122	(1)		(2)
Variable rate mortgage loans	1		7,308	—	N/A		(2)
Premiums and discounts, net	—		(16)	(42)	N/A		N/A
Deferred financing costs, mortgage loans, net	—		(1,792)	(2,227)	N/A		N/A
Total mortgage notes payable, net	45		$271,621	$295,853	(3)
Variable rate revolving credit facility	87	(6)	$53,250	$75,750	SOFR + 1.35%	(4)	8/18/2026
Total revolver	87		$53,250	$75,750
Variable rate term loan facility A	—	(6)	$160,000	$160,000	SOFR + 1.30%	(4)	8/18/2027
Variable rate term loan facility B	—	(6)	60,000	60,000	SOFR + 1.30%	(4)	2/11/2026
Variable rate term loan facility C	—	(6)	150,000	150,000	SOFR + 1.30%	(4)	2/18/2028
Deferred financing costs, term loan facility	—		(2,224)	(2,742)	N/A		N/A
Total term loan, net	N/A		$367,776	$367,258
Total mortgage notes payable and credit facility	132		$692,647	$738,861	(5)
(1)As of September 30, 2024, interest rates on our fixed rate mortgage notes payable varied from 2.80% to 6.63%.
(2)As of September 30, 2024, we had 39 mortgage notes payable with maturity dates ranging from January 1, 2025 through August 1, 2037.
(3)The weighted average interest rate on the mortgage notes outstanding as of September 30, 2024 was approximately 4.23%.
(4)As of September 30, 2024, the Secured Overnight Financing Rate (“SOFR”) was approximately 4.96%.
(5)The weighted average interest rate on all debt outstanding as of September 30, 2024 was approximately 5.47%.
(6)The amount we may draw under our Credit Facility is based on a percentage of the fair value of a combined pool of 87 unencumbered properties as of September 30, 2024.
N/A - Not Applicable

Mortgage Notes Payable

As of September 30, 2024, we had 39 mortgage notes payable, collateralized by a total of 45 properties with a net book value of $453.3 million. We have limited recourse liabilities that could result from any one or more of the following circumstances: a borrower voluntarily filing for bankruptcy, improper conveyance of a property, fraud or material misrepresentation, misapplication or misappropriation of rents, security deposits, insurance proceeds or condemnation proceeds, or physical waste or damage to the property resulting from a borrower’s gross negligence or willful misconduct. As of September 30, 2024, we did not have any mortgages subject to recourse. We will also indemnify lenders against claims resulting from the presence of hazardous substances or activity involving hazardous substances in violation of environmental laws on a property.

During the nine months ended September 30, 2024, we repaid two mortgages, collateralized by two properties, which are summarized in the table below (dollars in thousands):

Fixed Rate Debt Repaid	Interest Rate on Fixed Rate Debt Repaid
$17,674	5.05%

During the nine months ended September 30, 2024, we extended the maturity date of one mortgage, collateralized by one property, which is summarized in the table below (dollars in thousands):

Variable Rate Debt Extended	Interest Rate on Variable Rate Debt Extended		Extension Term
$7,386	SOFR +	2.25%	1.3 years

We did not make any payments for deferred financing costs during the three months ended September 30, 2024 and we made payments of $0.04 million for deferred financing costs during the nine months ended September 30, 2024. We made payments of $0.3 million and $0.4 million for deferred financing costs during the three and nine months ended September 30, 2023, respectively.

Scheduled principal payments of mortgage notes payable for the three months ending December 31, 2024, and each of the five succeeding fiscal years and thereafter are as follows (dollars in thousands):

Year	Scheduled Principal Payments
Three Months Ending December 31, 2024	$2,383
2025	34,346
2026	35,069
2027	95,090
2028	37,108
2029	20,911
Thereafter	48,522
Total	$273,429	(1)
(1)This figure does not include $(0.02) million of premiums and (discounts), net, and $1.8 million of deferred financing costs, which are reflected in mortgage notes payable, net on the condensed consolidated balance sheets.

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

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Generally, we will estimate the fair value of our interest rate caps and interest rate swaps, in the absence of observable market data, using estimates of value including estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. At September 30, 2024 and December 31, 2023, our interest rate cap agreements and interest rate swaps were valued using Level 2 inputs.

The fair value of the interest rate cap agreements is recorded in other assets on our accompanying condensed consolidated balance sheets. We record changes in the fair value of the interest rate cap agreements quarterly based on the current market valuations at quarter end. If the interest rate cap qualifies for hedge accounting, then the change in the estimated fair value is recorded to accumulated other comprehensive income to the extent that it is effective, with any ineffective portion recorded to interest expense in our condensed consolidated statements of operations and comprehensive income. If the interest rate cap does not qualify for hedge accounting, or if it is determined the hedge is ineffective, then any change in the fair value is recognized in interest expense in our consolidated statements of operations and comprehensive income. During the next 12 months, we estimate that an additional $1.0 million will be reclassified out of accumulated other comprehensive income into interest expense in our condensed consolidated statements of operations and comprehensive income, as a reduction to interest expense. The following table summarizes the interest rate caps at September 30, 2024 and December 31, 2023 (dollars in thousands):

		September 30, 2024		December 31, 2023
Aggregate Cost		Aggregate Notional Amount	Aggregate Fair Value	Aggregate Notional Amount	Aggregate Fair Value
$48	(1)	$60,000	$1	$65,000	$684
(1)We have entered into an interest rate cap agreement on variable rate debt with a SOFR cap of 5.50%.

We have assumed or entered into interest rate swap agreements in connection with certain of our mortgage financings and Credit Facility, whereby we will pay our counterparty a fixed interest rate on a monthly basis and receive payments from our counterparty equivalent to the stipulated floating rate. The fair value of our interest rate swap agreements is recorded in other assets or other liabilities on our accompanying condensed consolidated balance sheets. We have designated our interest rate swaps as cash flow hedges, and we record changes in the fair value of the interest rate swap agreement to accumulated other comprehensive income on the condensed consolidated balance sheets. We have designated our interest rate swaps as cash flow hedges, and we record changes in the fair value of the respective interest rate swap agreement to accumulated other comprehensive income on the consolidated balance sheets. We record changes in fair value on a quarterly basis, using current market valuations at quarter end. The following table summarizes our interest rate swaps at September 30, 2024 and December 31, 2023 (dollars in thousands):

September 30, 2024			December 31, 2023
Aggregate Notional Amount	Aggregate Fair Value Asset	Aggregate Fair Value Liability	Aggregate Notional Amount	Aggregate Fair Value Asset	Aggregate Fair Value Liability
$360,787	$3,860	$(2,186)	$361,676	$6,222	$(670)

The following table presents the impact of our derivative instruments in the condensed consolidated financial statements (dollars in thousands):

	Amount of gain, net, recognized in Comprehensive Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Derivatives in cash flow hedging relationships
Interest rate caps	$(62)	$(654)	$(690)	$(2,429)
Interest rate swaps	(10,394)	5,743	(3,878)	9,647
Total	$(10,456)	$5,089	$(4,568)	$7,218

The following table presents the reclassifications of our derivative instruments out of accumulated other comprehensive income into interest expense in the condensed consolidated financial statements (dollars in thousands):

	Amount reclassified out of Accumulated Other Comprehensive Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest rate caps	$62	$409	$175	$937
Total	$62	$409	$175	$937

The following table sets forth certain information regarding our derivative instruments (dollars in thousands):

		Asset (Liability) Derivatives Fair Value at
Derivatives Designated as Hedging Instruments	Balance Sheet Location	September 30, 2024	December 31, 2023
Interest rate caps	Other assets	$1	$684
Interest rate swaps	Other assets	3,860	6,222
Interest rate swaps	Other liabilities	(2,186)	(670)
Total derivative liabilities, net		$1,675	$6,236

The fair value of all mortgage notes payable outstanding as of September 30, 2024 was $247.5 million, as compared to the carrying value stated above of $271.6 million. The fair value is calculated based on a discounted cash flow analysis, using management’s estimate of market interest rates on long-term debt with comparable terms and loan to value ratios. The fair value was calculated using Level 3 inputs of the hierarchy established by ASC 820, “Fair Value Measurements and Disclosures.”

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

As of September 30, 2024, there was $423.3 million outstanding under our Credit Facility, at a weighted average interest rate of approximately 6.27%, and no outstanding letters of credit. As of September 30, 2024, the maximum additional amount we could draw under the Credit Facility was $70.2 million. We were in compliance with all covenants under the Credit Facility as of September 30, 2024.

The amount outstanding under the Credit Facility approximates fair value as of September 30, 2024.

7. Commitments and Contingencies

Ground Leases

We are obligated as lessee under three ground leases. Future minimum rental payments due under the terms of these leases for the three months ending December 31, 2024 and each of the five succeeding fiscal years and thereafter are as follows (dollars in thousands):

Year	Future Lease Payments Due Under Operating Leases
Three Months Ending December 31, 2024	$115
2025	457
2026	460
2027	467
2028	470
2029	470
Thereafter	3,359
Total anticipated lease payments	$5,798
Less: amount representing interest	(1,675)
Present value of lease payments	$4,123

Rental expense incurred for properties with ground lease obligations during the three and nine months ended September 30, 2024 was $0.1 million and $0.2 million, respectively. Rental expense incurred for properties with ground lease obligations during the three and nine months ended September 30, 2023 was $0.1 million and $0.3 million, respectively. Our ground leases are treated as operating leases and rental expenses are reflected in property operating expenses on the condensed consolidated statements of operations and comprehensive income. Our ground leases have a weighted average remaining lease term of 13.4 years and a weighted average discount rate of 5.30%.

Letters of Credit

As of September 30, 2024, there were no outstanding letters of credit.

8. Equity and Mezzanine Equity

Stockholders’ Equity

The following table summarizes the changes in our equity for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Senior Common Stock
Balance, beginning of period	$1	$1	$1	$1
Issuance of senior common stock, net	—	—	—	—
Balance, end of period	$1	$1	$1	$1
Common Stock
Balance, beginning of period	$41	$39	$40	$39
Issuance of common stock, net	2	—	3	1
Repurchase of common stock, net	—	—	—	(1)
Balance, end of period	$43	$39	$43	$39
Series F Preferred Stock
Balance, beginning of period	$1	$1	$1	$1
Issuance of Series F preferred stock, net	—	—	—	—
Redemption of Series F preferred stock, net	—	—	—	—
Balance, end of period	$1	$1	$1	$1
Additional Paid in Capital
Balance, beginning of period	$742,114	$728,580	$730,256	$721,327
Issuance of common stock and Series F preferred stock, net	37,066	690	47,911	6,725
Repurchase of common stock, net	—	—	—	998
Redemption of OP Units	—	—	3,865	—
Redemption of Series F preferred stock, net	1,008	183	1,318	401

Retirement of senior common stock, net	—	—	—	52
Adjustment to OP Units held by Non-controlling OP Unitholders resulting from changes in ownership of the Operating Partnership	17	(53)	(3,145)	(103)
Balance, end of period	$780,205	$729,400	$780,205	$729,400
Accumulated Other Comprehensive Income
Balance, beginning of period	$13,759	$14,297	$7,758	$11,640
Comprehensive income	(10,456)	5,089	(4,568)	7,218
Reclassification into interest expense	62	409	175	937
Balance, end of period	$3,365	$19,795	$3,365	$19,795
Distributions in Excess of Accumulated Earnings
Balance, beginning of period	$(610,209)	$(560,719)	$(584,776)	$(529,104)
Distributions declared to common, senior common, and preferred stockholders	(16,168)	(15,182)	(46,726)	(45,445)
Redemption of Series F preferred stock, net	2	(1)	(4)	(12)
Net income available to the Company	11,677	1,789	16,808	448
Balance, end of period	$(614,698)	$(574,113)	$(614,698)	$(574,113)
Total Stockholders' Equity
Balance, beginning of period	$145,707	$182,199	$153,280	$203,904
Issuance of common stock and Series F preferred stock, net	37,068	690	47,914	6,726
Repurchase of common stock, net	—	—	—	997
Redemption of OP Units	—	—	3,865	—
Redemption of Series F preferred stock, net	1,010	182	1,314	389
Retirement of senior common stock, net	—	—	—	52
Distributions declared to common, senior common, and preferred stockholders	(16,168)	(15,182)	(46,726)	(45,445)
Comprehensive income	(10,456)	5,089	(4,568)	7,218
Reclassification into interest expense	62	409	175	937
Adjustment to OP Units held by Non-controlling OP Unitholders resulting from changes in ownership of the Operating Partnership	17	(53)	(3,145)	(103)
Net income available to the Company	11,677	1,789	16,808	448
Balance, end of period	$168,917	$175,123	$168,917	$175,123
Non-Controlling Interest
Balance, beginning of period	$114	$1,524	$986	$1,790
Distributions declared to Non-controlling OP Unit holders	(12)	(117)	(172)	(352)
Redemptions of OP Units	—	—	(3,865)	—
Adjustment to OP Units held by Non-controlling OP Unitholders resulting from changes in ownership of the Operating Partnership	(17)	53	3,145	103
Net income (loss) available (attributable) to OP Units held by Non-controlling OP Unitholders	44	3	35	(78)
Balance, end of period	$129	$1,463	$129	$1,463
Total Equity	$169,046	$176,586	$169,046	$176,586

Distributions

We paid the following distributions per share for the three and nine months ended September 30, 2024 and 2023:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Common Stock and Non-controlling OP Units	$0.30	$0.30	$0.90	$0.90
Senior Common Stock	0.2625	0.2625	0.7875	0.7875
Series E Preferred Stock	0.414063	0.414063	1.242189	1.242189
Series F Preferred Stock	0.375	0.375	1.125	1.125
Series G Preferred Stock	0.375	0.375	1.125	1.125

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

On March 3, 2023, we entered into an At-the-Market Equity Offering Sales Agreement (the “2023 Common Stock Sales Agreement”), with BofA Securities, Inc. (“BofA”), Goldman Sachs, Baird, KeyBanc Capital Markets Inc. (“KeyBanc”), and Fifth Third (collectively the “Common Stock Sales Agents”). In connection with the 2023 Common Stock Sales Agreement, we filed prospectus supplements with the SEC dated March 3, 2023 and March 7, 2023, to the prospectus dated November 23, 2022, for the offer and sale of an aggregate offering amount of up to $250.0 million of common stock. During the nine months ended September 30, 2024, we did not sell any shares of common stock under the 2023 Common Stock Sales Agreement.

On March 26, 2024, we entered into Amendment No. 1 to the 2023 Common Stock Sales Agreement (the “2024 Common Stock Sales Agreement”). The amendment permitted shares of common stock to be issued pursuant to the 2024 Common Stock Sales Agreement under the 2024 Registration Statement, and future registration statements on Form S-3. In connection with the 2024 Common Stock Sales Agreement, we filed a prospectus supplement with the SEC dated March 26, 2024, to the prospectus dated March 21, 2024, for the offer and sale of an aggregate offering amount of $250.0 million of common stock. During the nine months ended September 30, 2024, we sold 3,450,500 shares of common stock, raising approximately $49.5 million in net proceeds under the 2024 Common Stock Sales Agreement.

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

Series F Preferred Stock

On February 20, 2020, we filed with the Maryland Department of Assessments and Taxation Articles Supplementary (i) setting forth the rights, preferences and terms of the Series F Preferred Stock and (ii) reclassifying and designating 26,000,000 shares of our authorized and unissued shares of common stock as shares of Series F Preferred Stock. The reclassification decreased the number of shares classified as common stock from 86,290,000 shares immediately prior to the reclassification to 60,290,000 shares immediately after the reclassification. We sold 30,180 shares of our Series F Preferred Stock, raising $0.7 million in net proceeds, during the nine months ended September 30, 2024.

Non-controlling Interest in Operating Partnership

As of September 30, 2024 and December 31, 2023, we owned approximately 99.9% and 99.2%, respectively, of the outstanding OP Units. During the nine months ended September 30, 2024, we redeemed 271,169 OP Units for an equivalent amount of common stock.

The Operating Partnership is required to make distributions on each OP Unit in the same amount as those paid on each share of our common stock, with the distributions on the OP Units held by us being utilized to make distributions to our common stockholders.

As of September 30, 2024 and December 31, 2023, there were 39,474 and 310,643 outstanding OP Units held by Non-controlling OP Unitholders, respectively.

9. Subsequent Events

Distributions

On October 8, 2024, our Board of Directors declared the following monthly distributions for the months of October, November and December of 2024:

Record Date	Payment Date	Common Stock and Non-controlling OP Unit Distributions per Share	Series E Preferred Distributions per Share	Series G Preferred Distributions per Share
October 22, 2024	October 31, 2024	$0.10	$0.138021	$0.125
November 20, 2024	November 29, 2024	0.10	0.138021	0.125
December 20, 2024	December 31, 2024	0.10	0.138021	0.125
		$0.30	$0.414063	$0.375

Senior Common Stock Distributions
Payable to the Holders of Record During the Month of:	Payment Date	Distribution per Share
October	November 4, 2024	$0.0875
November	December 4, 2024	0.0875
December	January 3, 2025	0.0875
		$0.2625

Series F Preferred Stock Distributions
Record Date	Payment Date	Distribution per Share
October 24, 2024	November 4, 2024	$0.125
November 27, 2024	December 4, 2024	0.125
December 23, 2024	January 3, 2025	0.125
		$0.375

Equity Activity

Subsequent to September 30, 2024 and through November 4, 2024, we raised $2.9 million in net proceeds from the sale of 182,368 shares of common stock under our 2024 Common Stock Sales Agreement and we raised $0.1 million in net proceeds from the sale of 4,000 shares of Series F Preferred Stock.

Financing Activity

On October 21, 2024, we fully repaid one mortgage with an outstanding balance of $14.8 million collateralized by two properties. This mortgage had a fixed interest rate of 4.04%.

On October 21, 2024, we issued $15.2 million of fixed rate mortgage debt, collateralized by two properties, at an interest rate of 5.60% and a maturity date of August 31, 2029.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements contained herein, other than historical facts, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our business, financial condition, liquidity, results of operations, funds from operations or prospects to be materially different from any future business, financial condition, liquidity, results of operations, funds from operations or prospects expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see the captions titled “Forward-Looking Statements” and “Risk Factors” in this report and/or in our Annual Report on Form 10-K for the year ended December 31, 2023. We caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q.

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

As of November 4, 2024:

•we owned 135 properties totaling 16.8 million square feet of rentable space, located in 27 states;
•our occupancy rate was 98.5%;
•the weighted average remaining term of our mortgage debt was 3.7 years and the weighted average interest rate was 4.31%; and
•the average remaining lease term of the portfolio was 6.9 years.

Business Environment

The commercial real estate sector faced uncertainty in the first half of 2024 followed by some normalization in the third quarter of 2024. Although the Federal Reserve hinted at potential interest rate cuts at the end of 2023, higher than expected consumer price index data (as reported by the U.S. Bureau of Labor Statistics for all urban consumers) delayed interest rate cuts until September 2024 when the Federal Reserve voted to lower the federal funds rate to 4.75% - 5.00%. The lower federal funds rate was countered by a less positive than expected federal jobs report, causing treasury rates to increase since early October. The prolonged period of interest rate volatility and higher interest rates slowed the mortgage market and consequently dampened acquisition activity. As a result, real estate transaction volumes have remained low, with tightened credit standards and rising capital costs preventing many investors from entering the market.

Despite capital markets volatility, the industrial sector continues to demonstrate strong fundamentals, consistently outperforming other real estate categories. Cushman & Wakefield plc (“Cushman”) reported healthy industrial activity in the third quarter of 2024, with overall U.S. industrial net absorption of 29.4 million square feet, down from 46.3 million in the second quarter. Also, according to Cushman, new leasing activity measured 139.6 million square feet, which was up 1.8% compared to the second quarter of 2024 and 8.0% higher than the 10-year pre-pandemic average. Through September 2024, the U.S. recorded 433.6 million square feet of new transactions, with the market on pace to surpass 500.0 million square feet for the 10th straight year. Year-over-year, Cushman reports that industrial asking rents increased by 4.3% in the third quarter of 2024. Notably, Cushman reports that seven markets recorded absorption gains exceeding 3.0 million square feet in the third quarter of 2024, with significant contributions from Dallas-Fort Worth (10.5 million square feet), Savannah (6.6 million square feet), and Houston (6.2 million square feet).

The office sector in the third quarter of 2024 continued to recover from post-COVID lows. According to Jones Lang LaSalle Incorporated (“JLL”), the U.S. office availability rate declined for the first time in five years during the third quarter of 2024. In addition, office leasing over the past six months reflects 86% of pre-pandemic activity levels, and office attendance rates reached a post-pandemic record in the quarter. Despite these positive indicators, office concessions remain high according to JLL, symbolizing a gradual return and market that still has room for improvement.

Interest rates have fluctuated due to ongoing concerns about inflation, with the future direction of the Federal Reserve’s rate changes remaining uncertain. The yield on the 10-year U.S. Treasury Note, which declined slightly in the third quarter of 2024, ended the quarter at 3.81%. In addition to inflation and interest rates, we remain cognizant of the U.S. November elections and developments around the globe, including in the Middle East and Ukraine, all of which will impact the macroeconomy.

Despite these uncertainties, we believe that we are well positioned to navigate the current business environment.

We collected 100% of all outstanding cash rents for the nine months ended September 30, 2024. We believe that we have a diverse tenant base, and specifically, we do not have significant exposure to tenants in the retail, hospitality, airlines, and oil and gas industries. Additionally, our properties are located across 27 states, which we believe mitigates our exposure to regional economic and weather-related issues, including regulations or laws implemented by state and local governments, in any one geographic market or area. In the past, we have received rent modification requests from certain of our tenants, and we may receive additional requests in the future.

We believe we currently have adequate liquidity in the near term, and we believe the availability on our Credit Facility is sufficient to cover all near-term debt obligations and operating expenses and to continue our industrial growth strategy. We are in compliance with all of our debt covenants as of September 30, 2024. We amended our Credit Facility in 2019 to increase our borrowing capacity and extend its maturity date. In addition, on August 18, 2022, we added a new $150.0 million term loan component. Based on market observations and conversations we routinely have with lenders, we believe that credit continues to be available for well-capitalized borrowers. We continue to monitor our portfolio and intend to maintain a reasonably conservative liquidity position for the foreseeable future.

Other Business Environment Considerations

The geopolitical landscape remains fractured due to recent world events. Many domestic manufacturing businesses seek to limit supply chain disruptions by bringing their operations back to the U.S. The COVID-19 pandemic is behind us, but a level of work-from-home trends appear to be here to stay, which may affect demand for commercial real estate. We expect that industrial demand will be further buoyed by government investment in infrastructure and advanced manufacturing operations. The Federal Reserve recently indicated it does not expect additional rate increases and has indicated possible interest rate cuts, but the timing of those cuts is unknown. These uncertain times create both risks and opportunities for us and our tenants, and we believe we are well-capitalized and positioned to take advantage. The environmental landscape remains unpredictable due to the increase in intensity of weather patterns, including hurricanes. We continue to monitor our properties and have not seen any significant impact to our properties in Florida, Georgia, North Carolina, South Carolina, and Tennessee from the recent hurricane season.

We continue to focus on re-leasing vacant space, renewing upcoming lease expirations, re-financing upcoming loan maturities, and acquiring additional properties with associated long-term leases. Currently, we have five partially vacant buildings and one fully vacant building. Our available vacant space at September 30, 2024 represents 1.5% of our total square footage and the annual carrying costs on the vacant space, including real estate taxes and property operating expenses, are approximately $1.8 million. We continue to actively seek new tenants for these properties.

We believe our lease expiration schedule for the remainder of 2024 is manageable, as it equates to 1.8% of our lease revenue at September 30, 2024. Property acquisitions since the beginning of 2020 have totaled $394.3 million and all but one transaction was industrial in nature, with a weighted average lease term of 14.0 years and a current weighted average lease term today of 10.8 years.

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

Recent Developments

Sale Activity

During the nine months ended September 30, 2024, we continued to execute our capital recycling program, whereby we sold non-core properties. We expect to continue to execute our capital recycling program and sell non-core properties as reasonable disposition opportunities become available, and use the sales proceeds to acquire properties in our target, secondary growth markets or pay down outstanding debt. During the nine months ended September 30, 2024, we sold six non-core properties, located in Columbus, Ohio; Draper, Utah; Richardson, Texas; Egg Harbor, New Jersey; Cumming, Georgia; and Lawrenceville, Georgia, which are summarized in the table below (dollars in thousands):

Aggregate Square Footage Sold	Aggregate Sales Price	Aggregate Sales Costs	Aggregate Impairment Charge for the Nine Months Ended September 30, 2024	Aggregate Gain on Sale of Real Estate, net
412,767	$36,325	$1,193	$493	$10,554

Acquisition Activity

During the nine months ended September 30, 2024, we acquired six industrial properties located in Warfordsburg, Pennsylvania and Midland, Texas, which are summarized below (dollars in thousands):

Square Footage	Lease Term	Purchase Price	Capitalized Acquisition Expenses	Annualized GAAP Fixed Lease Payments
192,227	21.0 years	$22,122	$435	$2,426

Leasing Activity

During and subsequent to the nine months ended September 30, 2024, we executed ten leases, which are summarized below (dollars in thousands):

Aggregate Square Footage	Weighted Average Remaining Lease Term	Aggregate Annualized GAAP Fixed Lease Payments	Aggregate Tenant Improvement	Aggregate Leasing Commissions
2,626,199	6.3 years	$14,967	$7,796	$4,557

During the nine months ended September 30, 2024, we had three lease terminations, which are summarized below (dollars in thousands):

Aggregate Square Footage Reduced	Aggregate Accelerated Rent	Aggregate Accelerated Rent Recognized through September 30, 2024
93,937	$589	$589

Financing Activity

During the nine months ended September 30, 2024, we repaid two mortgages, collateralized by two properties, which are summarized in the table below (dollars in thousands):

Fixed Rate Debt Repaid	Interest Rate on Fixed Rate Debt Repaid
$17,674	5.05%

On October 21, 2024, we fully repaid one mortgage with an outstanding balance of $14.8 million collateralized by two properties. This mortgage had a fixed rate of 4.04%.

During the nine months ended September 30, 2024, we extended the maturity date of one mortgage, collateralized by one property, which is summarized in the table below (dollars in thousands):

Variable Rate Debt Extended	Interest Rate on Variable Rate Debt Extended		Extension Term
$7,386	SOFR +	2.25%	1.3 years

On October 21, 2024, we issued $15.2 million of fixed rate mortgage debt, collateralized by two properties, at an interest rate of 5.60% and a maturity date of August 31, 2029.

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

On March 3, 2023, we entered into an At-the-Market Equity Offering Sales Agreement (the “2023 Common Stock Sales Agreement”), with BofA Securities, Inc. (“BofA”), Goldman Sachs, Baird, KeyBanc Capital Markets Inc. (“KeyBanc”), and Fifth Third (collectively the “Common Stock Sales Agents”). In connection with the 2023 Common Stock Sales Agreement, we filed prospectus supplements with the SEC dated March 3, 2023 and March 7, 2023, to the prospectus dated November 23, 2022, for the offer and sale of an aggregate offering amount of $250.0 million of common stock. During the nine months ended September 30, 2024, we did not sell any shares of common stock under the 2023 Common Stock Sales Agreement.

On March 26, 2024, we entered into Amendment No. 1 to the 2023 Common Stock Sales Agreement (the “2024 Common Stock Sales Agreement”). The amendment permitted shares of common stock to be issued pursuant to the 2024 Common Stock Sales Agreement under the Company’s Registration Statement on Form S-3 (File No. 333-277877) (the “2024 Registration Statement”), and future registration statements on Form S-3. In connection with the 2024 Common Stock Sales Agreement, we filed a prospectus supplement with the SEC dated March 26, 2024, to the prospectus dated March 21, 2024, for the offer and sale of an aggregate offering amount of $250.0 million of common stock. During the nine months ended September 30, 2024, we sold 3,450,500 shares of common stock, raising approximately $49.5 million in net proceeds under the 2024 Common Stock Sales Agreement.

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

Series F Preferred Stock Continuous Offering

On February 20, 2020, we filed with the Maryland Department of Assessments and Taxation Articles Supplementary (i) setting forth the rights, preferences and terms of the 6.00% Series F Cumulative Redeemable Preferred Stock, par value $0.001 per share, (the “Series F Preferred Stock”) and (ii) reclassifying and designating 26,000,000 shares of our authorized and unissued shares of common stock as shares of Series F Preferred Stock. The reclassification decreased the number of shares classified as common stock from 86,290,000 shares immediately prior to the reclassification to 60,290,000 shares immediately after the reclassification. We sold 30,180 shares of our Series F Preferred Stock, raising $0.7 million in net proceeds, during the nine months ended September 30, 2024.

Non-controlling Interest in Operating Partnership

Gladstone Commercial Corporation conducts substantially all of its operations through a subsidiary, Gladstone Commercial Limited Partnership, a Delaware limited partnership (the “Operating Partnership”). As of September 30, 2024 and December 31, 2023, we owned approximately 99.9% and 99.2%, respectively, of the outstanding operating partnership units in the Operating Partnership (“OP Units”). During the nine months ended September 30, 2024, we redeemed 271,169 OP Units for an equivalent amount of common stock.

As of September 30, 2024 and December 31, 2023, there were 39,474 and 310,643 outstanding OP Units held by holders who do not control the Operating Partnership (“Non-controlling OP Unitholders”), respectively.

Diversity of Our Portfolio

Gladstone Management Corporation, a Delaware corporation (our “Adviser”), seeks to diversify our portfolio to avoid dependence on any one particular tenant, industry or geographic market. By diversifying our portfolio, our Adviser intends to reduce the adverse effect on our portfolio of a single under-performing investment or a downturn in any particular industry or geographic market. For the nine months ended September 30, 2024, our largest tenant comprised only 4.3% of total lease revenue. The table below reflects the breakdown of our total lease revenue by tenant industry classification for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands):

	For the three months ended September 30,				For the nine months ended September 30,
	2024		2023		2024		2023
Industry Classification	Lease Revenue	Percentage of Lease Revenue	Lease Revenue	Percentage of Lease Revenue	Lease Revenue	Percentage of Lease Revenue	Lease Revenue	Percentage of Lease Revenue
Diversified/Conglomerate Services	$7,704	19.7%	$4,588	12.6%	$17,541	15.9%	$13,780	12.3%
Automotive	5,406	13.8	5,331	14.6	16,121	14.4	15,676	14.0
Buildings and Real Estate	3,768	9.6	2,511	6.9	11,111	9.9	7,131	6.4
Telecommunications	3,365	8.6	4,627	12.7	10,074	9.0	16,851	15.4
Diversified/Conglomerate Manufacturing	2,500	6.4	2,653	7.3	7,446	6.6	8,052	7.2
Personal, Food & Miscellaneous Services	2,381	6.1	2,345	6.4	7,099	6.3	7,038	6.3
Banking	2,373	6.0	2,527	6.9	7,069	6.3	7,136	6.4
Healthcare	1,822	4.6	2,683	7.4	6,548	5.8	8,636	7.7
Personal & Non-Durable Consumer Products	1,824	4.6	1,967	5.4	5,619	5.0	5,737	5.1
Machinery	2,000	5.1	1,487	4.1	5,477	4.9	4,305	3.9
Beverage, Food & Tobacco	1,427	3.6	1,441	4.0	4,360	3.9	4,274	3.8
Chemicals, Plastics & Rubber	1,422	3.6	1,365	3.7	4,065	3.6	4,048	3.6
Containers, Packaging & Glass	1,159	3.0	960	2.6	3,469	3.1	2,922	2.6
Childcare	573	1.5	573	1.6	1,719	1.5	1,718	1.5
Information Technology	571	1.5	579	1.6	1,717	1.5	1,869	1.7
Electronics	287	0.7	271	0.7	857	0.8	831	0.7
Printing & Publishing	266	0.7	229	0.6	799	0.7	688	0.6
Education	173	0.4	204	0.6	461	0.4	613	0.5
Home & Office Furnishings	123	0.3	123	0.3	370	0.3	370	0.3
Oil & Gas	91	0.2	—	—	91	0.1	—	—
Total	$39,235	100.0%	$36,464	100.0%	$112,013	100.0%	$111,675	100.0%

The tables below reflect the breakdown of total lease revenue by state for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands):

State	Lease Revenue for the three months ended September 30, 2024	Percentage of Lease Revenue	Number of Leases for the three months ended September 30, 2024	Lease Revenue for the three months ended September 30, 2023	Percentage of Lease Revenue	Number of Leases for the three months ended September 30, 2023
Pennsylvania	$7,084	18.1%	11	$3,640	10.0%	9
Texas	4,714	12.0	15	4,510	12.4	14
Florida	4,268	10.9	9	4,236	11.6	9
Ohio	3,089	7.9	15	3,660	10.0	16
Georgia	2,976	7.6	9	3,109	8.5	11
North Carolina	2,372	6.0	10	2,398	6.6	10
Alabama	2,170	5.5	6	2,168	5.9	6
Colorado	1,872	4.8	4	1,869	5.1	4
Michigan	1,745	4.4	6	1,638	4.5	6
Indiana	1,190	3.0	10	1,053	2.9	10
All Other States	7,755	19.8	38	8,183	22.5	42
Total	$39,235	100.0%	133	$36,464	100.0%	137

State	Lease Revenue for the nine months ended September 30, 2024	Percentage of Lease Revenue	Number of Leases for the nine months ended September 30, 2024	Lease Revenue for the nine months ended September 30, 2023	Percentage of Lease Revenue	Number of Leases for the nine months ended September 30, 2023
Pennsylvania	$14,901	13.3%	11	$11,097	9.9%	9
Texas	13,854	12.4	15	13,607	12.2	14
Florida	12,820	11.4	9	15,118	13.5	9
Ohio	9,340	8.3	15	10,772	9.6	16
Georgia	9,295	8.3	9	9,007	8.1	11
North Carolina	7,057	6.3	10	7,009	6.3	10
Alabama	6,511	5.8	6	6,653	6.0	6
Colorado	5,611	5.0	4	5,609	5.0	4
Michigan	5,084	4.5	6	4,850	4.3	6
Indiana	3,519	3.1	10	3,141	2.8	10
All Other States	24,021	21.6	38	24,812	22.3	42
Total	$112,013	100.0%	133	$111,675	100.0%	137

Our Adviser and Administrator

Our Adviser is led by a management team with extensive experience purchasing real estate and originating mortgage loans. Our Adviser and Gladstone Administration, LLC, a Delaware limited liability company (our “Administrator”) are controlled by Mr. David Gladstone, who is also our chairman and chief executive officer. Mr. Gladstone also serves as the chairman and chief executive officer of both our Adviser and Administrator, as well as president and chief investment officer of our Adviser. Mr. Terry Lee Brubaker, our chief operating officer, is also the vice chairman and chief operating officer of our Adviser and Administrator and assistant secretary of our Adviser. Mr. Arthur “Buzz” Cooper, our president, also serves as executive vice president of commercial and industrial real estate of our Adviser. Our Administrator employs our chief financial officer, treasurer, chief compliance officer, general counsel and secretary, Mr. Michael LiCalsi (who also serves as our Administrator’s president, general counsel, and secretary, as well as executive vice president of administration of our Adviser) and their respective staffs.

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

Under the terms of the Advisory Agreement, we are responsible for all expenses incurred for our direct benefit. Examples of these expenses include legal, accounting, interest, directors’ and officers’ insurance, stock transfer services, stockholder-related fees, consulting and related fees. In addition, we are also responsible for all fees charged by third parties that are directly related to our business, which include real estate brokerage fees, mortgage placement fees, lease-up fees and transaction structuring fees (although we may be able to pass all or some of such fees on to our tenants and borrowers). Our entrance into the Advisory Agreement and each amendment thereto has been approved unanimously by our board of directors (“Board of Directors”). Our Board of Directors reviews and considers renewing the agreement with our Adviser annually, typically during the month of July. During its July 2024 meeting, our Board of Directors reviewed and renewed the Advisory Agreement and Administration Agreement for an additional year, through August 31, 2025.

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

On July 11, 2023, we amended and restated the Advisory Agreement by entering into the Eighth Amended Advisory Agreement, as approved unanimously by our Board of Directors, including specifically, our independent directors. The Eighth Amended Advisory Agreement contractually eliminated the payment of the incentive fee for the quarters ended September 30, 2023 and December 31, 2023. In addition, the Eighth Amended Advisory Agreement also clarified that for any future quarter whereby an incentive fee would exceed by greater than 15% the average quarterly incentive fee paid, the measurement would be versus the last four quarters where an incentive fee was actually paid. The calculation of the other fees was unchanged.

Capital Gain Fee

Under the Advisory Agreement, we will pay to the Adviser a capital gain-based incentive fee that will be calculated and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement). In determining the capital gain fee, we will calculate aggregate realized capital gains and aggregate realized capital losses for the applicable time period. For this purpose, aggregate realized capital gains and losses, if any, equals the realized gain or loss calculated by the difference between the sales price of the property, less any costs to sell the property and the current gross value of the property (equal to the property’s original acquisition price plus any subsequent non-reimbursed capital improvements) of the disposed property. At the end of the fiscal year, if this number is positive, then the capital gain fee payable for such time period shall equal 15.0% of such amount. No capital gain fee was recognized during the three and nine months ended September 30, 2024 or 2023.

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

Significant Accounting Policies and Estimates

The preparation of our financial statements in accordance with GAAP requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023, filed by us with the U.S. Securities and Exchange Commission (the “SEC”) on February 21, 2024 (our “2023 Form 10-K”). There were no material changes to our critical accounting policies or estimates during the nine months ended September 30, 2024.

Results of Operations

The weighted average yield on our total portfolio, which was 8.5% and 8.0% as of September 30, 2024 and 2023, respectively, is calculated by taking the annualized straight-line rents plus operating expense recoveries, reflected as lease revenue on our condensed consolidated statements of operations and other comprehensive income, less property operating expenses, of each acquisition since inception, as a percentage of the acquisition cost plus subsequent capital improvements. The weighted average yield does not account for the interest expense incurred on the mortgages placed on our properties.

A comparison of our operating results for the three and nine months ended September 30, 2024 and 2023 is below (dollars in thousands, except per share amounts):

	For the three months ended September 30,
	2024	2023	$ Change	% Change
Operating revenues
Lease revenue	$39,235	$36,464	$2,771	7.6%
Total operating revenues	$39,235	$36,464	$2,771	7.6%
Operating expenses
Depreciation and amortization	$13,343	$12,485	$858	6.9%
Property operating expenses	6,681	6,821	(140)	(2.1)%
Base management fee	1,528	1,597	(69)	(4.3)%
Incentive fee	1,146	—	1,146	100.0%
Administration fee	725	624	101	16.2%
General and administrative	970	1,306	(336)	(25.7)%
Impairment charge	4,549	6,754	(2,205)	(32.6)%
Total operating expense before incentive fee waiver	$28,942	$29,587	$(645)	(2.2)%
Incentive fee waiver	(396)	—	(396)	100.0%
Total operating expenses	$28,546	$29,587	$(1,041)	(3.5)%
Other income (expense)
Interest expense	$(9,299)	$(9,936)	$637	(6.4)%
Gain on sale of real estate, net	10,319	4,696	5,623	119.7%
Other income	12	155	(143)	(92.3)%
Total other income (expense), net	$1,032	$(5,085)	$6,117	(120.3)%
Net income	$11,721	$1,792	$9,929	554.1%
Distributions attributable to Series E, F, and G preferred stock	(3,106)	(3,099)	(7)	0.2%
Distributions attributable to senior common stock	(106)	(108)	2	(1.9)%
Gain (loss) on extinguishment of Series F preferred stock	2	(1)	3	(300.0)%
Net income (loss) available (attributable) to common stockholders and Non-controlling OP Unitholders	$8,511	$(1,416)	$9,927	(701.1)%
Net income (loss) available (attributable) to common stockholders and Non-controlling OP Unitholders per weighted average share and unit - basic & diluted	$0.20	$(0.04)	$0.24	(600.0)%
FFO available to common stockholders and Non-controlling OP Unitholders - basic (1)	$16,084	$13,127	$2,957	22.5%
FFO available to common stockholders and Non-controlling OP Unitholders - diluted (1)	$16,190	$13,235	$2,955	22.3%
FFO per weighted average share of common stock and Non-controlling OP Units - basic (1)	$0.38	$0.33	$0.05	15.2%
FFO per weighted average share of common stock and Non-controlling OP Units - diluted (1)	$0.38	$0.33	$0.05	15.2%
(1)Refer to the “Funds from Operations” section below within the Management’s Discussion and Analysis section for the definition of FFO.

	For the nine months ended September 30,
	2024	2023	$ Change	% Change
Operating revenues
Lease revenue	$112,013	$111,675	$338	0.3%
Total operating revenues	$112,013	$111,675	$338	0.3%
Operating expenses
Depreciation and amortization	$42,683	$44,125	$(1,442)	(3.3)%
Property operating expenses	18,373	20,286	(1,913)	(9.4)%
Base management fee	4,580	4,808	(228)	(4.7)%
Incentive fee	3,562	—	3,562	100.0%
Administration fee	1,950	1,734	216	12.5%
General and administrative	3,064	3,437	(373)	(10.9)%
Impairment charge	5,043	13,577	(8,534)	(62.9)%
Total operating expense before incentive fee waiver	$79,255	$87,967	$(8,712)	(9.9)%
Incentive fee waiver	(1,417)	—	(1,417)	100.0%
Total operating expenses	$77,838	$87,967	$(10,129)	(11.5)%
Other income (expense)
Interest expense	$(28,259)	$(27,845)	$(414)	1.5%
Gain on sale of real estate, net	10,554	4,245	6,309	148.6%
Gain on debt extinguishment, net	300	—	300	100.0%
Other income	73	262	(189)	(72.1)%
Total other expense, net	$(17,332)	$(23,338)	$6,006	(25.7)%
Net income	$16,843	$370	$16,473	4,452.2%
Distributions attributable to Series E, F, and G preferred stock	(9,334)	(9,179)	(155)	1.7%
Distributions attributable to senior common stock	(317)	(323)	6	(1.9)%
Loss on extinguishment of Series F preferred stock	(4)	(12)	8	(66.7)%
Gain on repurchase of Series G preferred stock	—	3	(3)	(100.0)%
Net income (loss) available (attributable) to common stockholders and Non-controlling OP Unitholders	$7,188	$(9,141)	$16,329	(178.6)%
Net income (loss) available (attributable) to common stockholders and Non-controlling OP Unitholders per weighted average share and unit - basic & diluted	$0.17	$(0.23)	$0.40	(173.9)%
FFO available to common stockholders and Non-controlling OP Unitholders - basic (1)	$44,060	$44,316	$(256)	(0.6)%
FFO available to common stockholders and Non-controlling OP Unitholders - diluted (1)	$44,377	$44,639	$(262)	(0.6)%
FFO per weighted average share of common stock and Non-controlling OP Unit - basic (1)	$1.07	$1.10	$(0.03)	(2.7)%
FFO per weighted average share of common stock and Non-controlling OP Unit - diluted (1)	$1.07	$1.10	$(0.03)	(2.7)%
(1)Refer to the “Funds from Operations” section below within the Management’s Discussion and Analysis section for the definition of FFO.

Same Store Analysis

For the purposes of the following discussion, “same store properties” are properties we owned as of January 1, 2023, which have not been subsequently vacated or disposed of. “Acquired & disposed properties” are properties which were acquired, disposed of or classified as held for sale at any point subsequent to December 31, 2022. “Properties with vacancy” are properties that were fully vacant or had greater than 5.0% vacancy, based on square footage, at any point subsequent to January 1, 2023.

Operating Revenues

	For the three months ended September 30,
	(Dollars in Thousands)
Lease Revenues	2024	2023	$ Change	% Change
Same Store Properties	$32,847	$29,798	$3,049	10.2%
Acquired & Disposed Properties	2,078	2,304	(226)	(9.8)%
Properties with Vacancy	4,310	4,362	(52)	(1.2)%
	$39,235	$36,464	$2,771	7.6%

	For the nine months ended September 30,
	(Dollars in Thousands)
Lease Revenues	2024	2023	$ Change	% Change
Same Store Properties	$92,271	$91,037	$1,234	1.4%
Acquired & Disposed Properties	6,863	7,791	(928)	(11.9)%
Properties with Vacancy	12,879	12,847	32	0.2%
	$112,013	$111,675	$338	0.3%

Lease revenues consist of rental income and operating expense recoveries earned from our tenants. Lease revenues from same store properties increased for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, due to a settlement received at one of our properties related to deferred maintenance. Lease revenues from same store properties increased for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, due to a settlement received at one of our properties related to deferred maintenance, partially offset by accelerated rent attributable to a lease termination during the nine months ended September 30, 2023. Lease revenues decreased for acquired and disposed of properties for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, primarily due to the loss of variable lease payments from the eight property sales subsequent to September 30, 2023, minimally offset by lease revenue from the eight properties acquired subsequent to September 30, 2023. Lease revenues decreased for acquired and disposed of properties for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, primarily due to the loss of variable lease payments from the eight property sales subsequent to September 30, 2023, minimally offset by lease revenue from the eight properties acquired subsequent to September 30, 2023 and accelerated rent attributable to a lease termination on a property that was sold during the nine months ended September 30, 2024. Lease revenues decreased for our properties with vacancy for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, mainly due to a loss of rental revenue from increased vacancy, partially offset by an increase in variable lease payments. Lease revenues increased for our properties with vacancy for the nine months ended September 30, 2024 from the comparable 2023 period, due to an increase in variable lease payments.

Operating Expenses

Depreciation and amortization expense increased for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, due to an increase in depreciation and amortization expense on the eight properties acquired subsequent to September 30, 2023. Depreciation and amortization expense decreased for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, due to the reduced depreciation and amortization expense from the eight property sales subsequent to September 30, 2023.

	For the three months ended September 30,
	(Dollars in Thousands)
Property Operating Expenses	2024	2023	$ Change	% Change
Same Store Properties	$4,306	$3,938	$368	9.3%
Acquired & Disposed Properties	164	900	(736)	(81.8)%
Properties with Vacancy	2,211	1,983	228	11.5%
	$6,681	$6,821	$(140)	(2.1)%

	For the nine months ended September 30,
	(Dollars in Thousands)
Property Operating Expenses	2024	2023	$ Change	% Change
Same Store Properties	$11,954	$11,414	$540	4.7%
Acquired & Disposed Properties	860	3,294	(2,434)	(73.9)%
Properties with Vacancy	5,559	5,578	(19)	(0.3)%
	$18,373	$20,286	$(1,913)	(9.4)%

Property operating expenses consist of franchise taxes, property management fees, insurance, ground lease payments, property maintenance and repair expenses paid on behalf of certain of our properties. The increase in property operating expenses for same store properties for the three and nine months ended September 30, 2024, from the comparable 2023 period, was a result of general cost increases due to the inflationary environment during the three and nine months ended September 30, 2024. The decrease in property operating expenses for acquired and disposed of properties for the three and nine months ended September 30, 2024, from the comparable 2023 period, is a result of a decrease in property operating expenses from the eight property sales subsequent to September 30, 2023, minimally offset by the property operating expense from the eight properties acquired subsequent to September 30, 2023. The increase in property operating expenses for properties with vacancy for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, is a result of increased repair expense. The decrease in property operating expenses for properties with vacancy for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, is a result of a lower reduction in real estate taxes due to successful appeals as compared to the prior period.

The base management fee paid to the Adviser decreased for the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023, due to a decrease in Gross Tangible Real Estate over the three and nine months ended September 30, 2024 from property sales as compared to Gross Tangible Real Estate during the three and nine months ended September 30, 2023. The calculation of the base management fee is described in detail above in subheading “Advisory and Administration Agreements.”

The incentive fee paid to the Adviser increased for the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023, due to the payment of the incentive fee being contractually eliminated for the quarters ended March 31, 2023 through September 30, 2023, as outlined in the Seventh Amended Advisory Agreement and Eighth Amended Advisory Agreement. We recorded an incentive fee, which was partially waived, during the three and nine months ended September 30, 2024. The calculation of the incentive fee is described in detail above in subheading “Advisory and Administration Agreements.”

The administration fee paid to the Administrator increased for the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023, due to our Administrator incurring greater costs that are allocated to us. The calculation of the administration fee is described in detail above in subheading “Advisory and Administration Agreements.”

General and administrative expenses decreased for the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023 mainly due to a reduction in legal fee expenses.

Other Income and Expenses

Interest expense decreased for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. This decrease was primarily a result of costs associated with the maturity of several interest rate caps in the previous period. Interest expense increased for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. This increase was primarily a result of increased interest costs on variable rate debt, as global interest rates increased through most of the period in reaction to growing inflation, partially offset with costs associated with the maturity of several interest rate caps in the prior period.

We sold six non-core office properties during the nine months ended September 30, 2024, and as a result, incurred a gain on sale of real estate, net, and a gain on debt extinguishment, net. We sold five non-core office properties during the nine months ended September 30, 2023, and as a result, incurred a gain on sale of real estate, net.

Other income decreased for the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023, due to nonrecurring income items that occurred in the three and nine months ended September 30, 2023.

Net Income Available to Common Stockholders and Non-controlling OP Unitholders

Net income available to common stockholders and Non-controlling OP Unitholders increased for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, primarily due to settlement revenue related to deferred maintenance in the current period, higher impairment charges in the prior period, and a gain on sale, net, during the current period. This was partially offset by the incentive fee payable to the Adviser accrued in the current period, which was contractually eliminated in the prior period. Net income available to common stockholders and Non-controlling OP Unitholders increased for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, primarily due to a decrease in depreciation and amortization as well as property operating expenses from the eight property sales subsequent to September 30, 2023, higher impairment charges in the prior period, and a gain on sale, net, during the current period. This was partially offset by the incentive fee payable to the Adviser accrued in the current period, which was contractually eliminated in the prior period.

Liquidity and Capital Resources

Overview

Our sources of liquidity include cash flows from operations, cash and cash equivalents, borrowings under our Credit Facility, and additional issuances of equity and/or debt securities. Our available liquidity as of September 30, 2024 was $80.7 million, consisting of approximately $10.5 million in cash and cash equivalents and available borrowing capacity of $70.2 million under our Credit Facility. Our available borrowing capacity under the Credit Facility increased to $73.5 million as of November 4, 2024.

Future Capital Needs

We actively seek conservative investments that we expect are likely to produce income to pay distributions to our stockholders. We intend to use the proceeds received from future equity raised and debt capital borrowed to continue to invest in industrial and office real property, make mortgage loans, or pay down outstanding borrowings under our Revolver. Accordingly, to ensure that we are able to effectively execute our business strategy, we routinely review our liquidity requirements and continually evaluate all potential sources of liquidity. Our short-term liquidity needs include proceeds necessary to fund our distributions to stockholders, pay the debt service costs on our existing long-term mortgages, refinance maturing debt and fund our current operating costs. Our long-term liquidity needs include proceeds necessary to grow and maintain our portfolio of investments.

We believe that our available liquidity is sufficient to fund our distributions to stockholders, pay the debt service costs on our existing long-term mortgages and fund our current operating costs in the near term. We also believe we will be able to refinance our mortgage debt as it matures. Additionally, to satisfy our short-term obligations, we may request credits to our management fees that are issued from our Adviser, although our Adviser is under no obligation to provide any such credits, either in whole or in part. We further believe that our cash flows from operations coupled with the financing capital available to us in the future are sufficient to fund our long-term liquidity needs.

Equity Capital

During the nine months ended September 30, 2024, we raised net proceeds of $49.5 million of common equity under the 2024 Common Stock Sales Agreement. We raised net proceeds of $0.7 million from sales of our Series F Preferred Stock during the nine months ended September 30, 2024.

As of November 4, 2024, we had the ability to raise up to $1.0 billion of additional equity capital through the sale and issuance of securities that are registered under the 2024 Registration Statement, in one or more future public offerings. We expect to continue to use our 2024 Common Stock Sales Agreement as a source of liquidity for the remainder of 2024.

Debt Capital

As of September 30, 2024, we had 39 mortgage notes payable in the aggregate principal amount of $273.4 million, collateralized by a total of 45 properties with a remaining weighted average maturity of 3.5 years. The weighted-average interest rate on the mortgage notes payable as of September 30, 2024 was 4.23%.

We continue to see banks and other non-bank lenders willing to issue mortgages for properties comparable to those held in our portfolio on terms that are commercially reasonable. Consequently, we remain focused on obtaining mortgages through insurance companies, regional banks, non-bank lenders and, to a lesser extent, the commercial mortgage-backed securities market.

As of September 30, 2024, we had mortgage debt in the aggregate principal amount of $2.4 million payable during the remainder of 2024 and $34.3 million payable during 2025. The 2024 principal amount payable includes amortizing principal payments only, as there are no balloon principal payments due during the remaining three months of 2024. We anticipate being able to refinance our mortgages that come due during 2025 with a combination of new mortgage debt, availability under our Credit Facility, the issuance of additional equity securities under our 2024 Common Stock Sales Agreement, the sale and issuance of other equity securities (including our Series F Preferred Stock) that are registered under the 2024 Registration Statement, or the sale and issuance of unregistered equity or debt securities.

Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2024, was $34.2 million, as compared to net cash provided by operating activities of $48.5 million for the nine months ended September 30, 2023. The majority of cash from operating activities is generated from the lease revenues that we receive from our tenants. We utilize this cash to fund our property-level operating expenses and use the excess cash primarily for debt and interest payments on our mortgage notes payable, interest payments on our Credit Facility, distributions to our stockholders, management fees to our Adviser, Administration fees to our Administrator and other entity-level operating expenses.

Investing Activities

Net cash provided by investing activities during the nine months ended September 30, 2024, was $8.6 million, which primarily consisted of proceeds from six property sales coupled with lender release of funds from escrow and tenant reserve payments, partially offset by six property acquisitions and capital improvements performed at certain of our properties. Net cash used in investing activities during the nine months ended September 30, 2023, was $3.6 million, which primarily consisted of two property acquisitions, coupled with capital improvements performed at certain of our properties, partially offset by proceeds from five property sales.

Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2024, was $44.4 million, which primarily consisted of $24.4 million of mortgage principal repayments, net borrowings on our credit facility, Series F Preferred Stock redemptions, and distributions paid to common, senior common and preferred shareholders, partially offset by the issuance of $50.9 million of equity. Net cash used in financing activities for the nine months ended September 30, 2023, was $38.8 million, which primarily consisted of $57.6 million of mortgage debt repayments, and distributions paid to common, senior common and preferred shareholders, partially offset by the issuance of $9.8 million of equity, issuances of $9.0 million of new mortgage debt, and net borrowings on our Credit Facility.

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

As of September 30, 2024, there was $423.3 million outstanding under our Credit Facility at a weighted average interest rate of approximately 6.27% and no outstanding letters of credit. As of November 4, 2024, the maximum additional amount we could draw under the Credit Facility was $73.5 million. We were in compliance with all covenants under the Credit Facility as of September 30, 2024.

Contractual Obligations

The following table reflects our material contractual obligations as of September 30, 2024 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt Obligations (1)	$696,679	$31,279	$407,960	$208,403	$49,037
Interest on Debt Obligations (2)	109,836	37,600	59,400	10,580	2,256
Operating Lease Obligations (3)	5,798	457	924	941	3,476
Purchase Obligations (4)	9,558	3,371	6,187	—	—
	$821,871	$72,707	$474,471	$219,924	$54,769
(1)Debt obligations represent borrowings under our Revolver, which represents $53.3 million of the debt obligation due in 2026, our Term Loan A, which represents $160.0 million of the debt obligation due in 2027, our Term Loan B, which represents $60.0 million of the debt obligation due in 2026, our Term Loan C, which represents $150.0 million of the debt obligation due in 2028 and mortgage notes payable that were outstanding as of September 30, 2024. This figure does not include $(0.02) million of premiums and (discounts), net and $4.0 million of deferred financing costs, net, which are reflected in mortgage notes payable, net and borrowings under Term Loan, net on the condensed consolidated balance sheets.
(2)Interest on debt obligations includes estimated interest on borrowings under our Revolver and Term Loan and mortgage notes payable. The balance and interest rate on our Revolver, Term Loan A, Term Loan B and Term Loan C is variable; thus, the interest payment obligation calculated for purposes of this table was based upon rates and balances as of September 30, 2024.
(3)Operating lease obligations represent the ground lease payments due on three of our properties.
(4)Purchase obligations consist of tenant and capital improvements at 11 of our properties.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of September 30, 2024.

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

The following table provides a reconciliation of our FFO available to common stockholders for the three and nine months ended September 30, 2024 and 2023, respectively, to the most directly comparable GAAP measure, net income available to common stockholders, and a computation of basic and diluted FFO per weighted average share of common stock:

	For the three months ended September 30,		For the nine months ended September 30,
	(Dollars in Thousands, Except for Per Share Amounts)		(Dollars in Thousands, Except for Per Share Amounts)
	2024	2023	2024	2023
Calculation of basic FFO per share of common stock and Non-controlling OP Unit
Net income	$11,721	$1,792	$16,843	$370
Less: Distributions attributable to preferred and senior common stock	(3,212)	(3,207)	(9,651)	(9,502)
Add/Less: Gain (loss) on extinguishment of Series F preferred stock, net	2	(1)	(4)	(12)
Add: Gain on repurchase of Series G preferred stock	—	—	—	3
Net income (loss) available (attributable) to common stockholders and Non-controlling OP Unitholders	$8,511	$(1,416)	$7,188	$(9,141)
Adjustments:
Add: Real estate depreciation and amortization	$13,343	$12,485	$42,683	$44,125
Add: Impairment charge	4,549	6,754	5,043	13,577
Less: Gain on sale of real estate, net	(10,319)	(4,696)	(10,554)	(4,245)
Less: Gain on debt extinguishment, net	—	—	(300)	—
FFO available to common stockholders and Non-controlling OP Unitholders - basic	$16,084	$13,127	$44,060	$44,316
Weighted average common shares outstanding - basic	42,790,685	39,917,995	41,041,621	39,939,660
Weighted average Non-controlling OP Units outstanding	39,474	391,468	196,675	391,468
Weighted average common shares and Non-controlling OP Units	42,830,159	40,309,463	41,238,296	40,331,128
Basic FFO per weighted average share of common stock and Non-controlling OP Unit	$0.38	$0.33	$1.07	$1.10
Calculation of diluted FFO per share of common stock and Non-controlling OP Unit
Net income	$11,721	$1,792	$16,843	$370
Less: Distributions attributable to preferred and senior common stock	(3,212)	(3,207)	(9,651)	(9,502)
Add/Less: Gain (loss) on extinguishment of Series F preferred stock, net	2	(1)	(4)	(12)
Add: Gain on repurchase of Series G preferred stock	—	—	—	3
Net income (loss) available (attributable) to common stockholders and Non-controlling OP Unitholders	$8,511	$(1,416)	$7,188	$(9,141)
Adjustments:
Add: Real estate depreciation and amortization	$13,343	$12,485	$42,683	$44,125
Add: Impairment charge	4,549	6,754	5,043	13,577
Add: Income impact of assumed conversion of senior common stock	106	108	317	323
Less: Gain on sale of real estate, net	(10,319)	(4,696)	(10,554)	(4,245)
Less: Gain on debt extinguishment, net	—	—	(300)	—
FFO available to common stockholders and Non-controlling OP Unitholders plus assumed conversions	$16,190	$13,235	$44,377	$44,639
Weighted average common shares outstanding - basic	42,790,685	39,917,995	41,041,621	39,939,660
Weighted average Non-controlling OP Units outstanding	39,474	391,468	196,675	391,468
Effect of convertible senior common stock	339,299	345,132	339,299	345,132
Weighted average common shares and Non-controlling OP Units outstanding - diluted	43,169,458	40,654,595	41,577,595	40,676,260
Diluted FFO per weighted average share of common stock and Non-controlling OP Unit	$0.38	$0.33	$1.07	$1.10
Distributions declared per share of common stock and Non-controlling OP Unit	$0.30	$0.30	$0.90	$0.90

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

To illustrate the potential impact of changes in interest rates on our net income for the nine months ended September 30, 2024, we have performed the following analysis, which assumes that our condensed consolidated balance sheets remain constant and that no further actions beyond a minimum interest rate or escalation rate are taken to alter our existing interest rate sensitivity.

The following table summarizes the annual impact of a 1%, 2% and 3% increase, and a 1%, 2% and 3% decrease in SOFR as of September 30, 2024. As of September 30, 2024, our effective average SOFR was 4.96%. The impact of these fluctuations is presented below (dollars in thousands).

Interest Rate Change	(Decrease) increase to Interest Expense	Net increase (decrease) to Net Income
3% Decrease to SOFR	$(3,667)	$3,667
2% Decrease to SOFR	(2,445)	2,445
1% Decrease to SOFR	(1,222)	1,222
1% Increase to SOFR	614	(614)
2% Increase to SOFR	1,228	(1,228)
3% Increase to SOFR	1,842	(1,842)

As of September 30, 2024, the fair value of our mortgage debt outstanding was $247.5 million. Interest rate fluctuations may affect the fair value of our debt instruments. If interest rates on our debt instruments, using rates at September 30, 2024, had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased by $7.1 million and $7.4 million, respectively.

The amount outstanding under the Credit Facility approximates fair value as of September 30, 2024.

In the future, we may be exposed to additional effects of interest rate changes, primarily as a result of our Revolver, Term Loans (i.e., Term Loan A, Term Loan B, and Term Loan C), or long-term mortgage debt, which we use to maintain liquidity and fund expansion of our real estate investment portfolio and operations. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. We may also enter into derivative financial instruments such as interest rate swaps and caps to mitigate the interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes.

In addition to changes in interest rates, the value of our real estate is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees and borrowers, all of which may affect our ability to refinance debt, if necessary.

Item 4.	Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2024, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of September 30, 2024 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None. Without limiting the generality of the foregoing, during the three months ended September 30, 2024, no officer or director of the Company adopted or terminated any “Rule 10b5-1 trading agreement” or any “non-Rule 10b5-1 trading arrangement,” as each item is defined in Item 408 of Regulation S-K.

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
10.1*
First Amendment to Fourth Amended and Restated Credit Agreement and Other Loan Documents, dated as of January 18, 2023, by and among Gladstone Commercial Limited Partnership, as borrower, Gladstone Commercial Corporation and certain of its wholly owned subsidiaries, as guarantors, each of the financial institutions initially a signatory thereto together with their successors and assignees, as lenders, and KeyBank National Association, as lender and agent.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Estimated Value Methodology for Series F Cumulative Redeemable Preferred Stock as of September 30, 2024.
101.INS***	iXBRL Instance Document
101.SCH***	iXBRL Taxonomy Extension Schema Document
101.CAL***	iXBRL Taxonomy Extension Calculation Linkbase Document
101.LAB***	iXBRL Taxonomy Extension Label Linkbase Document
101.PRE***	iXBRL Taxonomy Extension Presentation Linkbase Document
101.DEF***	iXBRL Definition Linkbase
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
***	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in iXBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2024 and 2023, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023 and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gladstone Commercial Corporation

Date:	November 4, 2024	By:	/s/ Gary Gerson
Gary Gerson
Chief Financial Officer

Date:	November 4, 2024	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors