Form 10-K
period 2024-12-31
GLADSTONE COMMERCIAL CORP
filed 2025-02-18
CIK 1234006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________________________
FORM 10-K
____________________________________________________________________
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value of the voting common stock held by non-affiliates of the Registrant on June 30, 2024, based on the closing price on that date of $14.27 on the Nasdaq Global Select Market, was $576,152,118. For the purposes of calculating this amount only, all directors and executive officers of the Registrant and entities controlled by our directors and executive officers have been treated as affiliates. There were 44,192,741 shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of February 18, 2025.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement, to be filed no later than April 30, 2025, relating to the Registrant’s 2025 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K.

GLADSTONE COMMERCIAL CORPORATION
FORM 10-K FOR THE YEAR ENDED
DECEMBER 31, 2024

Forward-Looking Statements

Our disclosure and analysis in this Annual Report on Form 10-K (the “Form 10-K”) for the year ended December 31, 2024 and the documents that are incorporated by reference herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements involve inherent risks and uncertainties as they relate to expectations, beliefs, projections, future plans and strategies, anticipated events, or trends concerning matters that are not historical facts and may ultimately prove to be incorrect or false. Forward-looking statements include information about possible or assumed future events, including, without limitation, those relating to the discussion and analysis of our business, financial condition, results of operations, and our strategic plans and objectives. Words such as “may,” “might,” “believe,” “will,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” and variations of these words and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements contain these words. Forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, and other factors that could cause actual results to differ materially from those included within or contemplated by such statements, including, but not limited to, the description of risks and uncertainties in “Item 1A. Risk Factors” of this Form 10-K. Additional information regarding risk factors that may affect us is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K, and readers of our Form 10-K should also read our Securities and Exchange Commission (“SEC”) filings and other publicly filed documents for further discussion regarding such factors.

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

As of February 18, 2025:

•we owned 135 properties totaling 16.9 million square feet (all references herein and throughout the Notes to Consolidated Financial Statements to the number of properties and square footage are unaudited) of rentable space, located in 27 states;
•our occupancy rate was 98.7%;
•the weighted average remaining term of our mortgage debt was 3.4 years, and the weighted average interest rate was 4.29%; and
•the average remaining lease term of the portfolio was 6.9 years.

We conduct substantially all of our business activities through an Umbrella Partnership Real Estate Investment Trust structure, by which all of our properties are held, directly or indirectly, by Gladstone Commercial Limited Partnership (the “Operating Partnership”). We control the sole general partner of the Operating Partnership and currently own, directly or indirectly, approximately 99.9% of the common units of limited partnership interest in the Operating Partnership (“OP Units”). We have in the past, and may in the future, issue OP Units in connection with the acquisition of commercial real estate, and thereby potentially expand the number of limited partners of the Operating Partnership. Limited partners who hold limited partnership units in our Operating Partnership for at least one year will generally be entitled to cause us to redeem these units for cash or, at our election, shares of our common stock on a one-for-one basis.

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

In addition to cash on hand and cash from operations, we use funds from various other sources to finance our acquisitions and operations, including equity, our Credit Facility, mortgage financing, long-term private debt, and other sources that may become available from time to time. We believe that moderate leverage is prudent and we aspire to become an investment grade borrower over time.

In addition to our use of leverage, we were active in the equity markets during 2024 by issuing shares of common stock under our common stock at-the-market program, pursuant to our current At-the-Market Equity Offering Sales Agreement (defined below as the 2024 Common Stock Sales Agreement) with BofA Securities, Inc. (“BofA”), Goldman Sachs & Co. LLC (“Goldman Sachs”), Robert W. Baird & Co. Incorporated (“Baird”), KeyBanc Capital Markets Inc. (“KeyBanc”), and Fifth Third Securities, Inc. (“Fifth Third”) (collectively the “Common Stock Sales Agents”). We also issued shares of our Series F Preferred Stock through bimonthly closings of this registered non-traded continuous offering. We did not sell any shares of our Series E Preferred Stock during the year ended December 31, 2024, as we terminated that program and the Common Stock Sales Agreement, effective February 10, 2023, in connection with the expiration of our registration statement on Form S-3 (File No. 333-236143) (the “2020 Registration Statement”) on February 11, 2023.

On March 3, 2023, we entered into an At-the-Market Equity Offering Sales Agreement (the “2023 Common Stock Sales Agreement”), with the Common Stock Sales Agents. In connection with the 2023 Common Stock Sales Agreement, we filed prospectus supplements dated March 3, 2023 and March 7, 2023, to the prospectus dated November 23, 2022, with the SEC, for the offer and sale of an aggregate offering amount of $250.0 million of common stock.

On March 26, 2024, we entered into Amendment No. 1 to the 2023 Common Stock Sales Agreement (the “2024 Common Stock Sales Agreement”). The amendment permitted shares of common stock to be issued pursuant to the 2024 Common Stock Sales Agreement under our registration statement on Form S-3 (File No. 333-277877) (the “2024 Registration Statement”), and future registration statements on Form S-3. In connection with the 2024 Common Stock Sales Agreement, we filed a prospectus supplement with the SEC dated March 26, 2024, to the prospectus dated March 21, 2024, for the offer and sale of an aggregate offering amount of $250.0 million of common stock. During the year ended December 31, 2024, we sold 3,699,597 shares of common stock, raising approximately $53.5 million in net proceeds under the 2024 Common Stock Sales Agreement.

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

Our portfolio consists primarily of single-tenant industrial and office real property. Our primary focus currently and going forward is single-tenant industrial properties, although we may continue to acquire select multi-tenant industrial properties. We may, from time to time, also acquire office properties, but this is not our primary focus. Generally, we lease properties to tenants that our Adviser deems creditworthy under leases that will be full recourse obligations of our tenants or their affiliates. We seek to obtain lease terms of approximately seven to 15 years with built-in rental increases.

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

Underwriting Criteria, Due Diligence Process and Negotiating Lease Provisions

We consider underwriting of the real estate and the tenant for the property to be the two most important aspects of evaluating a prospective investment. In analyzing potential acquisitions of properties and leases, our Adviser reviews all aspects of the potential transaction, including tenant and real estate fundamentals, to determine whether potential acquisitions and leases can be structured to satisfy our acquisition criteria. The criteria listed below provide general guideposts that our Adviser may consider when underwriting leases and mortgage loans:

•Credit Evaluation. Our Adviser evaluates each potential tenant or borrower for its creditworthiness, considering factors such as its rating by a national credit rating agency, if any, management experience, industry position and fundamentals, operating history and capital structure. As of December 31, 2024, 38% of our lease revenues were earned from tenants that were rated by a nationally recognized statistical rating organization. A prospective tenant or borrower that is deemed creditworthy does not necessarily mean that we will consider its property to be “investment grade.” Our Adviser seeks tenants and borrowers that range from small businesses, many of which do not have publicly rated debt, to large public companies. Our Adviser’s investment professionals have substantial experience in locating and underwriting these types of companies. By leasing properties to these tenants, we believe that we will generally be able to charge rent that is higher than the rent charged to tenants with low leverage ratios and recognized credit, thereby enhancing current return from these properties as compared with properties leased to companies whose credit potential has already been recognized by the market. Furthermore, if a tenant’s credit improves, the value of our lease or investment will likely increase (if all other factors affecting value remain unchanged). In evaluating a possible investment, we believe that the creditworthiness of a prospective tenant can be a more significant factor than the unleased value of the property itself. While our Adviser selects tenants it believes to be creditworthy, tenants are not required to meet any minimum rating established by an independent credit rating agency. Our Adviser’s standards for determining whether a particular tenant is creditworthy vary in accordance with a variety of factors relating to specific prospective tenants. The creditworthiness of a tenant or borrower is determined on a tenant-by-tenant and case-by-case basis. Therefore, general standards for creditworthiness cannot be applied.

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

•Credit Enhancement. Our Adviser may also seek to enhance the likelihood of a tenant’s lease obligations being satisfied through a cross-default with other tenant obligations, a letter of credit or a guaranty of lease obligations from the tenant’s corporate parent. We believe that this type of credit enhancement, if obtained, provides us with additional financial security.

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

Use of Leverage

In addition to cash on hand and cash from operations, we use funds from various other sources to finance our acquisitions and operations, including common and preferred equity, our Credit Facility, mortgage financing, long-term private debt, and other sources that may become available from time to time. We believe that moderate leverage is prudent and we aspire to achieve an investment grade rating over time.

Currently, the majority of our mortgage borrowings are structured as non-recourse to us, with limited exceptions that would trigger recourse to us only upon the occurrence of certain fraud, misconduct, environmental or bankruptcy events. The use of non-recourse financing allows us to limit our exposure to the amount of equity invested in the properties pledged as collateral for our borrowings. Non-recourse financing generally restricts a lender’s claim on the assets of the borrower, and as a result, the lender generally may look only to the property securing the debt for its satisfaction. We believe that this financing strategy, to the extent available, protects our other assets. However, we can provide no assurance that non-recourse financing will be available on terms acceptable to us, or at all, and consequently, there may be circumstances where lenders have recourse to our other assets. None of the $269.6 million in mortgage notes payable, net, outstanding as of December 31, 2024 have recourse to the Company.

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

On August 18, 2022, we added a new $140.0 million term loan facility component (“Term Loan C”). Term Loan C has a maturity date of February 18, 2028 and a Secured Overnight Financing Rate (“SOFR”) spread ranging from 125 to 195 basis points, depending on our leverage. We also increased our Revolver from $100.0 million to $120.0 million (and its term to August 2026), decreased the principal balance of Term Loan B to $60.0 million and extended the maturity date of Term Loan A to August 2027. On September 27, 2022, we further increased the Revolver to $125.0 million and Term Loan C to $150.0 million, as permitted under the terms of the Credit Facility. We entered into multiple interest rate swap agreements on Term Loan C, which swap the interest rate to fixed rates ranging from 3.15% to 3.75%. We incurred fees of approximately $4.2 million in connection with extending and upsizing our Credit Facility. The Credit Facility’s current bank syndicate is comprised of KeyBank, Fifth Third Bank, The Huntington National Bank, Bank of America, Synovus Bank, United Bank, First Financial Bank, and S&T Bank. We refer to Term Loan A, Term Loan B, Term Loan C and the Revolver, collectively, herein as the Credit Facility. As of December 31, 2024, there was $351.9 million outstanding under our Credit Facility at a weighted average interest rate of approximately 5.79% and no outstanding letters of credit.

On December 18, 2024, we and the Operating Partnership entered into a Note Purchase Agreement with the institutional investors named therein, in connection with a private placement of $75.0 million of 6.47% senior unsecured notes, maturing on December 18, 2029 (the “2029 Notes”).

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

Our policy also prohibits us from purchasing any real property owned by or co-investing with our Adviser, any of its affiliates or any business in which our Adviser or any of its subsidiaries have invested, except that we may lease property to existing and prospective portfolio companies of current or future affiliates, such as our affiliated publicly-traded funds Gladstone Capital Corporation (“Gladstone Capital”), Gladstone Land Corporation (“Gladstone Land”), Gladstone Investment Corporation (“Gladstone Investment”), or Gladstone Alternative Income Fund (“Gladstone Alternative”), and other entities advised by our Adviser, so long as that entity does not control the portfolio company and the transaction is approved by both companies’ board of directors. If we decide to change this policy on co-investments with our Adviser or its affiliates, we will seek our stockholders’ approval.

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

Code of Ethics

We have adopted a code of ethics and business conduct (a “Code”) applicable to all personnel of our Adviser and Administrator performing services on our behalf that complies with the guidelines set forth in Item 406 of Regulation S-K of the Securities Act of 1933. This code establishes procedures for personal investments, restricts certain transactions by such personnel and requires the reporting of certain transactions and holdings by such personnel. A copy of this code is available for review, free of charge, on the investors section of our website at www.GladstoneCommercial.com. The information contained on or connected to our website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC. We intend to provide any required disclosure of any amendments to or waivers of this code of ethics by posting information regarding any such amendment or waiver to our website.

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

Our Adviser has an investment committee that approves each of our investments. This investment committee is currently comprised of Messrs. Gladstone and Cooper, Laura Gladstone, who is a managing director of our Adviser, and John Sateri, who is also a managing director of our Adviser and President of Gladstone Alternative. We believe that the review process of our investment committee gives us a competitive advantage over other REITs because of the substantial experience that its members possess and their unique perspective in evaluating the blend of corporate credit, real estate and lease terms that collectively provide an acceptable risk for our investments.

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

Our Adviser and Administrator also engage in other business ventures and, as a result, their resources are not dedicated exclusively to our business. For example, our Adviser and Administrator also serve as the external adviser or administrator, respectively, to Gladstone Capital and Gladstone Investment, both publicly traded business development companies affiliated with us, Gladstone Land, a publicly traded agricultural REIT that is also our affiliate, and Gladstone Alternative, a non-diversified, closed-end management investment company that operates as an “interval fund” that is also our affiliate. However, under the Advisory Agreement, our Adviser is required to devote sufficient resources to the administration of our affairs to discharge its obligations under the agreement. The Advisory Agreement is not assignable or transferable by either us or our Adviser without the consent of the other party, except that our Adviser may assign the Advisory Agreement to an affiliate for whom our Adviser agrees to guarantee its obligations to us.

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

Mortgage Financing Arrangement Agreement

We also entered into an agreement with Gladstone Securities, effective June 18, 2013, for it to act as our non-exclusive agent to assist us with arranging mortgage financing for properties we own. In connection with this engagement, Gladstone Securities may from time to time solicit the interest of various commercial real estate lenders or recommend third party lenders to us offering credit products or packages that are responsive to our needs. We pay Gladstone Securities a financing fee in connection with the services it provides to us for securing mortgage financing on any of our properties. The amount of these financing fees, which are payable upon closing of the financing, will be based on a percentage of the amount of the mortgage, generally ranging from 0.15% to a maximum of 1.0% of the mortgage obtained. The amount of the financing fees may be reduced or eliminated, as determined by us and Gladstone Securities, after taking into consideration various factors, including, but not limited to, the involvement of any third party brokers and market conditions. The agreement is scheduled to terminate on August 31, 2025, unless renewed and approved by our Board of Directors or earlier terminated.

Dealer Manager Agreement

On February 20, 2020 we entered into a dealer manager agreement, as amended on February 9, 2023 (together, the “Dealer Manager Agreement”), whereby Gladstone Securities acts as the exclusive dealer manager in connection with our offering (the “Offering”) of up to (i) 20,000,000 shares of our Series F Preferred Stock on a “reasonable best efforts” basis (the “Primary Offering”), and (ii) 6,000,000 shares of Series F Preferred Stock pursuant to our distribution reinvestment plan (the “DRIP”) to those holders of the Series F Preferred Stock who participate in such DRIP. The Series F Preferred Stock was previously registered with the SEC pursuant to a registration statement on Form S-3 (File No. 333-268549), as the same may be amended and/or supplemented (the “2022 Registration Statement”), under the Securities Act, and are offered and sold pursuant to a prospectus supplement, dated February 9, 2023, and a base prospectus dated November 23, 2022 relating to the 2022 Registration Statement. The Series F Preferred Stock is currently registered with the SEC pursuant to a registration statement on Form S-3 (File No. 333-277877), as the same may be amended and/or supplemented (the “2024 Registration Statement”), under the Securities Act, and is offered and sold pursuant to a prospectus supplement dated May 1, 2024, and a base prospectus dated March 21, 2024 relating to the 2024 Registration Statement (the “Prospectus”). During the years ended December 31, 2022, and 2023, the Series F Preferred Stock was registered with the SEC pursuant to the 2022 Registration Statement, and offered and sold pursuant to a prospectus supplement, dated February 9, 2023, and a base prospectus dated November 23, 2022. During the year ended December 31, 2024, the Series F Preferred Stock was registered with the SEC pursuant to the 2024 Registration Statement, and offered and sold pursuant to a prospectus supplement, dated May 1, 2024, and a base prospectus dated March 21, 2024.

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

Human Capital Management

We do not currently have any employees and do not expect to have any employees in the foreseeable future. Currently, services necessary for our business are provided by individuals who are employees of our Adviser and our Administrator pursuant to the terms of the Advisory Agreement and the Administration Agreement, respectively. Each of our executive officers is an employee or officer, or both, of our Adviser or our Administrator. We expect that a total of 15 to 20 full time employees of our Adviser and our Administrator will spend substantially all or all of their time on our matters during calendar year 2025. Our president and CFO, accounting team, and the employees of our Adviser that manage our assets and our investments spend all of their time on our matters. To the extent that we acquire more investments, we anticipate that the number of employees of our Adviser and our Administrator who devote time to our matters will increase.

As of December 31, 2024, our Adviser and Administrator collectively had 72 full-time employees. A breakdown of these employees is summarized by functional area in the table below:

Number of Individuals	Functional Area
12	Executive Management
37	Investment Management, Asset Management, Portfolio Management and Due Diligence
23	Administration, Accounting, Compliance, Human Resources, Legal and Treasury

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

Government Regulations

We must own, operate, manage, acquire and develop our properties in compliance with the laws and regulations of the United States, as well as state and local laws and regulations in the markets where our properties are located, which may differ among jurisdictions. In response to public health emergencies, federal governmental authorities, as well as state and local governmental authorities in jurisdictions where our properties are located, have in recent years implemented laws and regulations which impacted our ability to operate our business in the ordinary course. These governmental authorities may take similar actions in the future in the event of new public health emergencies. Such regulations may materially affect our results of operations for the year ending December 31, 2025. Otherwise, we do not expect that compliance with the various laws and regulations we are subject to will have a material effect on our capital expenditures, results of operations and competitive position for the year ending December 31, 2025, as compared to prior periods.

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

Available Information

Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments, if any, to those reports filed or furnished with the SEC, pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge through the investors section of our website at www.GladstoneCommercial.com as soon as practicable after such reports have been filed or furnished to the SEC. Information on our website should not be considered part of this Form 10-K. A request for any of these reports may also be submitted to us by sending a written request addressed to Investor Relations, Gladstone Commercial Corporation, 1521 Westbranch Drive, Suite 100, McLean, VA 22102, or by calling our toll-free investor relations line at 1-866-366-5745. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

As of December 31, 2024, we owned 135 properties and had 132 leases on these properties, and our five largest tenants accounted for approximately 16.9% of our total lease revenue. A consequence of a limited number of tenants is that the aggregate returns we realize may be materially adversely affected by the unfavorable performance of a small number of tenants. We generally do not have fixed guidelines for industry concentration, but we are restricted from exceeding an industry concentration greater than 20% without approval of our investment committee. As of December 31, 2024, 15.8% of our total lease revenue was earned from tenants in the Diversified/Conglomerate Services industry, 14.5% was earned from tenants in the Automotive industry, 9.9% was earned from tenants in the Buildings and Real Estate industry, and 9.0% was earned from tenants in the Telecommunications industry. As a result, a downturn in an industry in which we have invested a significant portion of our total assets could have a material adverse effect on us. Similarly, events and actions that may not affect us directly, such as tariffs or changes in government regulation, could nevertheless have a material adverse effect on us if such events and actions adversely impact our tenants.

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

Losses from disaster-type occurrences (such as wars, hurricanes, floods, wildfires, or earthquakes) may be either uninsurable or not insurable on economically viable terms. Should such a loss occur, we could lose our capital investment or anticipated profits and cash flow from one or more properties. Additionally, insurance premiums are subject to significant increases and fluctuations, which can be widely outside of our control. For example, the potential impact of climate change and the increased risk of extreme weather events and natural disasters could cause a significant increase in our insurance premiums and adversely affect the availability of coverage.

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

We continually assess our properties to determine if any impairments are necessary or appropriate. We may not be able to recover the current carrying amount of our properties in the future. Our failure to do so would require us to recognize additional impairment charges for the period in which we reached that conclusion, which could materially and adversely affect us and our results of operations. We recognized impairment charges of $6.8 million, $19.3 million, and $12.1 million during the years ended December 31, 2024, 2023, and 2022, respectively.

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

The agreement governing our Credit Facility requires us to comply with certain financial and operational covenants. These covenants require us to, among other things, maintain certain financial ratios, including fixed charge coverage, debt service coverage and a minimum net worth. We are also required to limit our distributions to stockholders to 95% of our FFO. As of December 31, 2024, we were in compliance with these covenants. However, our continued compliance with these covenants depends on many factors, and could be impacted by current or future economic conditions, and thus there are no assurances that we will continue to comply with these covenants. Failure to comply with these covenants would result in a default which, if we were unable to obtain a waiver from the lenders, could accelerate our repayment obligations under the Credit Facility and thereby have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay distributions to stockholders.

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

Our ability to achieve our investment objectives will be affected by our ability to borrow funds in sufficient amounts and on favorable terms. We expect that we will primarily borrow funds that will be secured by our properties and that these financing arrangements will contain customary covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable property or to discontinue insurance coverage. Accordingly, we may be unable to obtain the degree of leverage we believe to be optimal, which may cause us to have less cash for distribution to stockholders than we would have with an optimal amount of leverage. Our use of leverage could also make us more vulnerable to a downturn in our business or the economy, as it may become difficult to meet our debt service obligations if our cash flows are reduced due to tenant defaults. There is also a risk that a significant increase in the ratio of our indebtedness to the measures of asset value used by financial analysts may have an adverse effect on the market price of our securities.

We face liquidity, credit, and performance risks related to “balloon payments” and refinancing.

Some of our debt financing arrangements may require us to make lump-sum or “balloon” payments at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or to sell the financed property. At the time the balloon payment is due, we may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment, which could adversely affect the amount of distributions to our stockholders. We have balloon payments of $10.4 million payable during the year ending December 31, 2025.

We mortgage our properties, which subjects us to the risk of foreclosure in the event of non-payment.

We intend to acquire additional properties by using our Credit Facility, long-term private debt financing and long-term mortgage financing, where we will borrow a portion of the purchase price of a potential acquisition and secure the loan with a mortgage on some or all of our existing real property. We look to institutional buyers for our bond issuances and we look to regional banks, insurance companies and other non-bank lenders, and, to a lesser extent, the commercial mortgage backed securities (“CMBS”) market to issue mortgages to finance our real estate activities. For the year ended December 31, 2024, we obtained approximately $15.2 million in long-term mortgage financing and $75.0 million of long-term private debt financing, which we used to acquire additional properties and repay our revolving credit facility and bank term loans. If we are unable to make our debt payments as required, a mortgage lender could foreclose on the property securing its loan. This could cause us to lose part or all of our investment in such property which in turn could cause the value of our securities or the amount of distributions to our stockholders to be reduced.

We face a risk from the fact that certain of our properties are cross-collateralized.

As of December 31, 2024, the mortgages on certain of our properties were cross-collateralized. To the extent that any of the properties in which we have an interest are cross-collateralized, any default by the property owner subsidiary under the mortgage note relating to the one property will result in a default under the financing arrangements relating to any other property that also provides security for that mortgage note or is cross-collateralized with such mortgage note.

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

We may experience interest rate volatility in connection with mortgage loans on our properties or other variable-rate debt that we may obtain from time to time. Certain of our leases contain escalations based on market interest rates and the interest rate on our Credit Facility is variable. We have $7.3 million outstanding principal on variable rate mortgages as of December 31, 2024. Although we seek to mitigate this risk by structuring such provisions to contain a maximum interest rate or escalation rate, as applicable, and generally obtain rate caps and interest rate swaps to limit our exposure to interest rate risk, these features or arrangements do not eliminate this risk. We are also exposed to the effects of interest rate changes as a result of holding cash and cash equivalents in short-term, interest-bearing investments. We have entered into interest rate caps and interest rate swaps to attempt to manage our exposure to interest rate fluctuations on the outstanding Term Loan components of our Credit Facility. Additionally, increases in interest rates, or reduced access to credit markets due, among other things, to more stringent lending requirements or a high level of leverage, may make it difficult for us to refinance our mortgage debt as it matures or limit the availability of mortgage debt, thereby limiting our acquisition and/or refinancing activities. Even in the event that we are able to secure mortgage debt on, or otherwise refinance our mortgage debt, due to increased costs associated with securing financing and other factors beyond our control, we may be unable to refinance the entire mortgage debt as it matures or be subject to unfavorable terms, including higher loan fees interest rates and periodic payments, if we do refinance the mortgage debt. A significant change in interest rates could have an adverse impact on our results of operations.

Adverse changes in our credit ratings could negatively affect our financing activity.

A decline in the credit rating of the 2029 Notes, which we guarantee, will increase our cost of such debt. In addition, our credit ratings can affect the amount of capital we can access, as well as the terms and pricing of any debt we may incur. There can be no assurance that we will be able to maintain our current credit ratings, and in the event our credit ratings are downgraded, we would likely incur higher borrowing costs and may encounter difficulty in obtaining additional financing. Also, a downgrade in our credit ratings may trigger additional payments or other negative consequences under certain of our debt instruments. Adverse changes in our credit ratings could negatively impact our business and, in particular, our refinancing and other capital market activities, our ability to manage debt maturities, our future growth and our development and acquisition activity.

The 2029 Notes and certain of our other secured loans contain, and any other future indebtedness we incur may contain, various covenants, including business activity restrictions, and the failure to comply with those covenants could materially adversely affect us.

The 2029 Notes and certain of our other secured loans contain, and any other future indebtedness we incur may contain, certain covenants, which, among other things, restrict our activities, including, the incurrence of indebtedness, disposition of assets, mergers and transactions with affiliates. We are also subject to financial and operating covenants including, as applicable, requirements to maintain certain financial coverage ratios and restrictions on our ability to make distributions to stockholders. Failure to comply with any of these covenants would likely result in a default under the applicable indebtedness that would permit the acceleration of amounts due thereunder and under other indebtedness and foreclosure of properties, if any, serving as collateral therefor. The business activity limitations contained in the various covenants will restrict our ability to engage in some business activities that may otherwise be in our best interests.

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

Competition for real estate may impede our ability to make acquisitions or may increase the cost of these acquisitions.

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

We have acquired an interest in three of our properties by acquiring a leasehold interest in the land underlying the property, and we may acquire additional properties in the future that are subject to similar ground leases. In this situation, while we own the building that occupies the land subject to the ground lease, we have no economic interest in the land underlying the property and do not control this land; thus, this type of ownership interest poses potential risks for our business because (i) if the ground lease terminates for any reason, we will lose our interest in the property, including any investment that we made in the property, (ii) if our tenant defaults under the previously existing lease, we will continue to be obligated to meet the terms and conditions of the ground lease without the annual amount of ground lease payments reimbursable to us by the tenant, and (iii) if the third party owning the land under the ground lease disrupts our use either permanently or for a significant period of time, then the value of our assets could be impaired and our results of operations could be adversely affected.

Risks related to our Adviser and Administrator

We are dependent upon our key personnel, who are employed by our Adviser or Administrator, as applicable, for our future success, particularly David Gladstone, Arthur “Buzz” Cooper and Gary Gerson.

We have no employees, and are therefore dependent on the senior management and other key management members who are employed by our Adviser or Administrator, as applicable, to carry out our business and investment strategies. Our future success depends to a significant extent on the continued service and coordination of our senior management team, particularly David Gladstone, our chairman and chief executive officer, Arthur “Buzz” Cooper, our president, and Gary Gerson, our chief financial officer. Although we, through our Adviser and Administrator, engage in customary mitigating activities, such as succession planning, the unplanned departure of any of our executive officers or key personnel from the Adviser or Administrator, as applicable, could have a material adverse effect on our ability to implement our business strategy and to achieve our investment objectives.

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

Our Adviser manages our business and locates, evaluates, recommends and negotiates the acquisition of our real estate investments. At the same time, our Advisory Agreement permits our Adviser to conduct other commercial activities and provide management and advisory services to other entities, including, but not limited to, Gladstone Capital, Gladstone Investment, Gladstone Land, and Gladstone Alternative. Moreover, with the exception of our chief financial officer, treasurer and president, all of our executive officers and directors are also executive officers and directors of Gladstone Capital, Gladstone Investment, and Gladstone Alternative, which actively make loans to and invest in lower middle market companies, and with the exception of our chief financial officer and president, all of our executive officers and directors are also officers and directors of Gladstone Land, an agricultural REIT. Further, our chief executive officer and chairman is on the board of managers of Gladstone Securities, an affiliated broker dealer that provides us with mortgage financing services pursuant to a contractual agreement and is the 100% indirect owner of and controls Gladstone Securities. As a result, we may from time to time have conflicts of interest with our Adviser in its management of our business, Gladstone Securities, in its provision of services to us and our other affiliated funds, and with Gladstone Capital, Gladstone Investment, Gladstone Land, and Gladstone Alternative, which may arise primarily from the involvement of our Adviser, Gladstone Securities, Gladstone Capital, Gladstone Investment, Gladstone Land, Gladstone Alternative and their affiliates in other activities that may conflict with our business.

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
•our Adviser or Gladstone Securities, may earn fee income from our borrowers or tenants; and
•our Adviser and other affiliates such as Gladstone Capital, Gladstone Investment, Gladstone Land, and Gladstone Alternative could compete for the time and services of our officers and directors.

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

The Advisory Agreement contemplates a quarterly incentive fee based on our Core Funds from Operations (“FFO”) (as defined in the Advisory Agreement). Our Adviser has the ability to issue a full or partial waiver of the incentive fee for current and future periods; however, our Adviser is not required to issue any waiver. Any waiver issued by our Adviser is a voluntary, non-contractual, unconditional and irrevocable waiver. For the year ended December 31, 2022, our Advisor did not issue a full or partial waiver of the incentive fee. Under the amendment of the Advisory Agreement dated January 10, 2023, our Advisor was not entitled to receive an incentive fee for the quarters ended March 31, 2023 and June 30, 2023. Under the amendment of the Advisory Agreement dated July 11, 2023, our Advisor was not entitled to receive an incentive fee for the quarters ended September 30, 2023 and December 31, 2023. No waivers were required, as the incentive fees for the 12-month period were contractually eliminated. For the year ended December 31, 2024, our Adviser issued a voluntary waiver of a portion of the incentive fee of $2.3 million. If our Adviser does not issue other voluntary waivers in future quarters, it could negatively impact our earnings and may compromise our ability to maintain our current level of, or increase, distributions to our stockholders, which could have a material adverse impact on the market price of our securities.

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

In addition, because we are a holding company, stockholders’ claims will be structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed funds) of our Operating Partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, claims of our stockholders will be satisfied only after all of our and our Operating Partnership’s and its subsidiaries’ liabilities and obligations have been paid in full.

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

As of the date of this filing, unaffiliated third parties owned approximately 0.1% of the outstanding OP Units. Following any contractual lock-up provisions, including the one-year mandatory holding period, an OP Unitholder may require us to redeem the OP Units it holds for cash. At our election, we may satisfy the redemption through the issuance of shares of our common stock on a one-for-one basis. However, the limited partners’ redemption rights may not be exercised if and to the extent that the delivery of the shares upon such exercise would result in any person violating the ownership and transfer restrictions set forth in our charter. If we issued a large number of OP Units in connection with future property acquisitions and/or a large number of OP Units were redeemed, it could result in the issuance of a large number of new shares of our common stock, which could dilute our existing stockholders’ ownership. Alternatively, if we were to redeem a large number of OP Units for cash, we may be required to expend significant amounts to pay the redemption price, which may limit our funds necessary to make distributions on our common stock. Further, if we do not have sufficient cash on hand at the time the OP Units are tendered for redemption, we may be forced to sell additional shares of our common stock or preferred stock to raise cash, which could cause dilution to our existing stockholders and adversely affect the market price of our common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

We have implemented ongoing processes that are designed to continually identify, assess, manage and mitigate the dynamic and evolving material risks to us from cybersecurity threats. Our cybersecurity threat risks are identified, assessed, managed, and monitored by our Adviser’s and Administrator’s resource management, information technology (“IT”), and compliance departments, on our behalf, and work in conjunction with an independent third-party information technology service provider (“ISP”) engaged by our Adviser to manage our information technology strategy. The ISP regularly performs cyber assessments and assists in maintaining our cyber and information security programs. The ISP proposes recommendations to our Adviser’s Head of Resource Management, Director of IT, and Chief Compliance Office (“CCO”), which then are considered by other officers and employees of our Adviser and Administrator, working on our behalf, before improvements are implemented to our information technology strategy, cybersecurity, and incident response policies, processes and procedures.

In addition, regular ongoing cybersecurity threat risk assessments are performed throughout the year and reported to our officers and Board of Directors by our CCO no less than quarterly. Cybersecurity risks are assessed in general as part of the overall enterprise risk management for us, but also specifically between the ISP and our Adviser and Administrator in monitoring and determining not only the risks but also in assessing corresponding processes and procedures to mitigate those risks appropriately. Additionally, third party business applications are also incorporated in these risk assessments.

As an international service provider, our ISP constantly monitors information technology risk and cybersecurity threats globally. When risks are detected, our Head of Resource Management, Director of IT, and CCO consult with the ISP to assess if the risk is a cybersecurity threat to our information technology systems or data. If a risk to our information systems or data is identified, we then, through our Adviser and Administrator, work in conjunction with the ISP to implement recommended processes, improvements, or safeguards to our systems or processes to address the risks as needed. Relevant examples of such efforts include but are not limited to:

•implementation of industry leading Cloud solutions and business applications which possess integrated cybersecurity safeguards;
•restrict access to known devices only;
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

Contractually, we require the ISP to annually provide a third-party report on its systems and on the suitability of the design and operating effectiveness of its controls relevant to information and cyber security. In addition to the ongoing dialogue and technology interaction between our Director of IT and our ISP, any significant findings in these reports are shared with us, including our Board of Directors and other officers, to enhance ongoing monitoring and assessment of our information technology and cybersecurity risk management.

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

Our management personnel most involved with assessing and managing the cybersecurity risks and program with our ISP include our Head of Resources Management, who is also a member of our Board of Directors, Director of IT, and CCO. Our Head of Resources Management has more than 30 years of overall experience and more than 20 years directly assessing and managing our cyber information technology and human resources systems, and the associated security concerns. Our Director of IT has over 20 years of experience in IT, with a focus in the implementation of information security projects to enhance organizations’ resilience against emerging threats, and has collaborated closely with security vendors/partners to contain and address cybersecurity incidents. Our CCO has more than 30 years of overall experience as a CPA, with more than 15 years managing information technology systems and databases, and 15-plus years supporting our Adviser’s and Administrator’s resource management department. This includes identifying, assessing, mitigating, and monitoring cyber information security risks. These managers, as well as other management personnel, attend various professional continuing education programs, which include cybersecurity matters. Certain members of our Board of Directors have, or previously held, positions with other companies, including other public companies, that involved managing risks associated with their cyber and information technology systems. Our Board of Directors regularly receives updates from third parties on various business risks, which include cybersecurity matters.

Item 2. Properties.

As of December 31, 2024, we wholly-owned 135 properties, comprised of 16.9 million square feet of rentable space in 27 states. Our properties were 98.7% leased with an average remaining lease term of 7.0 years. See Schedule III - Real Estate and Accumulated Depreciation included elsewhere in this Annual Report on Form 10-K for a detailed listing of the properties in our portfolio.

The following table summarizes the lease expirations by year for our properties for leases in place as of December 31, 2024 (dollars in thousands):

Year of Lease Expiration	Square Feet (1)	Number of Expiring Leases	Lease Revenue for the year ended December 31, 2024	% Expiring
2025	851,355	4	$4,773	3.2%
2026	1,683,479	9	17,535	11.7
2027	1,081,647	12	16,497	11.0
2028	1,754,938	14	12,082	8.1
2029	1,647,579	17	11,619	7.8
Thereafter	9,658,573	76	79,743	53.4
Sold/terminated leases	N/A	N/A	7,139	4.8
	16,677,571	132	$149,388	100.0%
(1)Our vacant square footage totaled 222,316 square feet as of December 31, 2024.
N/A - Not Applicable

The following table summarizes the geographic locations of our properties as of December 31, 2024, 2023, and 2022, respectively (dollars in thousands):

State	Lease Revenue for the twelve months ended December 31, 2024	% of Lease Revenue	Number of Leases for the twelve months ended December 31, 2024	Rentable Square Feet for the twelve months ended December 31, 2024	Lease Revenue for the twelve months ended December 31, 2023	% of Lease Revenue	Number of Leases for the twelve months ended December 31, 2023	Rentable Square Feet for the twelve months ended December 31, 2023	Lease Revenue for the year ended December 31, 2022	% of Lease Revenue	Number of Leases for the year ended December 31, 2022	Rentable Square Feet for the year ended December 31, 2022
Pennsylvania	$20,209	13.5%	11	2,420,790	$14,809	10.0%	10	2,267,847	$14,850	10.0%	10	2,224,007
Texas	18,772	12.6	15	1,367,382	17,847	12.1	14	1,473,264	21,462	14.4	14	1,377,568
Florida	17,228	11.5	9	1,045,404	19,387	13.1	9	1,045,404	16,329	11.0	9	1,045,404
Ohio	12,267	8.2	15	1,197,505	14,347	9.7	15	1,312,291	13,888	9.3	16	1,312,291
Georgia	12,132	8.1	9	1,660,655	12,061	8.2	11	1,686,986	11,674	7.8	10	1,686,986
North Carolina	9,464	6.3	10	1,539,430	9,340	6.3	10	1,539,430	8,684	5.8	10	1,539,430
Alabama	8,675	5.8	6	1,107,654	8,793	6.0	6	1,107,654	7,578	5.1	7	1,138,504
Colorado	7,480	5.0	4	482,481	7,480	5.1	4	482,481	4,613	3.1	4	482,481
Michigan	6,833	4.6	6	973,638	6,487	4.4	6	973,638	6,435	4.3	6	973,638
Indiana	4,685	3.1	10	639,605	4,223	2.9	11	639,605	4,121	2.8	10	571,896
All Other States	31,643	21.3	37	4,465,343	32,810	22.2	41	4,530,669	39,347	26.4	41	4,827,746
	$149,388	100.0%	132	16,899,887	$147,584	100.0%	137	17,059,269	$148,981	100.0%	137	17,179,951

The following table summarizes lease revenue by tenant industries for the years ended December 31, 2024, 2023 and 2022 (dollars in thousands):

	For the year ended December 31,
	2024		2023		2022
Industry Classification	Lease Revenue	Percentage of Lease Revenue	Lease Revenue	Percentage of Lease Revenue	Lease Revenue	Percentage of Lease Revenue
Diversified/Conglomerate Services	$23,584	15.8%	$18,379	12.5%	$17,946	12.0%
Automotive	21,617	14.5	20,697	14.0	19,133	12.8
Buildings and Real Estate	14,800	9.9	9,667	6.6	9,319	6.3
Telecommunications	13,401	9.0	21,306	14.1	22,456	15.1
Diversified/Conglomerate Manufacturing	9,969	6.7	10,648	7.2	10,976	7.4
Personal, Food & Miscellaneous Services	9,554	6.4	9,382	6.4	7,232	4.9
Banking	9,366	6.3	9,538	6.5	13,136	8.8
Healthcare	8,180	5.5	11,156	7.6	15,928	10.7
Personal & Non-Durable Consumer Products	7,440	5.0	7,648	5.2	5,531	3.7
Machinery	7,393	4.9	5,874	4.0	4,257	2.9
Beverage, Food & Tobacco	5,829	3.9	5,724	3.9	5,615	3.8
Chemicals, Plastics & Rubber	5,391	3.6	5,365	3.6	4,838	3.2
Containers, Packaging & Glass	4,620	3.1	4,065	2.8	3,827	2.6
Childcare	2,293	1.5	2,292	1.6	2,292	1.5
Information Technology	2,288	1.5	2,439	1.7	3,515	2.4
Electronics	1,176	0.8	1,145	0.8	725	0.5
Printing & Publishing	1,065	0.7	930	0.6	917	0.6
Education	590	0.4	836	0.6	845	0.6
Home & Office Furnishings	493	0.3	493	0.3	493	0.2
Oil & Gas	339	0.2	—	—	—	—
Total	$149,388	100.0%	$147,584	100.0%	$148,981	100.0%

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

A covenant in the agreement governing our Credit Facility requires us to, among other things, limit our distributions to stockholders to 95% of our FFO, excluding extraordinary or non-routine items, and continued compliance with this covenant may require us to limit our distributions to stockholders in the future. For a discussion of our Credit Facility, including the financial and operating covenants required for us to access this source of financing, see “Risk Factors – Our Credit Facility contains various covenants which, if not complied with, could accelerate our repayment obligations, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions to stockholders” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Credit Facility ” herein.

As of February 10, 2025, there were 49,912 beneficial owners of our common stock.

We pay distributions on shares of our Senior Common Stock in an amount equal to $1.05 per share per annum, declared daily and paid at the rate of $0.0875 per share per month. The Senior Common Stock is not traded on any exchange or automated quotation system.

As of February 10, 2025, there were 143 beneficial owners of our Senior Common Stock.

Sale of Unregistered Securities

We did not sell unregistered shares of stock during the fiscal year ended December 31, 2024.

Issuer Purchaser of Equity Securities

We repurchased 600 shares of our Series G Preferred Stock and 80,780 shares of our Common Stock during the fiscal year ended December 31, 2023. We did not repurchase any stock during the year ended December 31, 2024.

Stock Performance Graph

The following graph compares the cumulative stockholder return (assuming reinvestment of distributions) of our common stock with the Standard and Poor’s 500 Index (“S&P 500”) and the FTSE NAREIT All REIT Index (“FNAR”), which is a market capitalization-weighted index that includes all REITs that are listed on the New York Stock Exchange, the American Stock Exchange or the Nasdaq National Market List. The stock performance graph assumes $100 was invested on December 31, 2019.

	At December 31,
	2019	2020	2021	2022	2023	2024
GOOD	$100.00	$89.41	$136.24	$106.53	$83.52	$111.39
S&P 500	$100.00	$118.50	$151.99	$129.21	$157.24	$204.45
FNAR	$100.00	$94.14	$131.68	$98.63	$109.95	$114.69

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

As of February 18, 2025:

•we owned 135 properties totaling 16.9 million square feet of rentable space, located in 27 states;
•our occupancy rate was 98.7%;
•the weighted average remaining term of our mortgage debt was 3.4 years and the weighted average interest rate was 4.29%; and
•the average remaining lease term of the portfolio was 6.9 years.

Business Environment

Interest rates and capital markets remained the primary talking points and activity drivers in 2024. During 2024, the benchmark 10-year U.S. Treasury yield moved within a range from 3.6% at the low end to 4.8% at the high end, ending the year at 4.5%. This volatility translated directly to capital markets and investment volume as sellers’ pricing expectations lagged real-time changes in rates, with activity picking up slightly in the fourth quarter of 2024. According to CBRE, for the year ended December 31, 2024, single-asset industrial investment volume increased by 5.1% from the comparable period in 2023 to $67.9 billion. Total single-asset commercial real estate volume over the same period increased by 6.4% to $295.5 billion.

The industrial market experienced moderate softening on leasing activity and occupancy rates in 2024 relative to 2023. According to CBRE, overall industrial vacancy increased to 6.0% with asking rents declining 1.3% year-over-year at the end of 2024 to finish the year at $10.94 per square foot. However, demand from third-party logistics providers helped increase leasing activity with bulk leases increasing 2.9% year-over-year at the end of 2024. In addition, construction starts in 2024 slowed to a post-pandemic low of 167.3 million square feet. Low construction starts are expected to lead to a decline in available first-generation space in 2025 and 2026, which should help stabilize industrial leasing rates in the near term.

The office market saw modest recovery in 2024. According to CBRE, office net absorption turned positive in the second, third, and fourth quarters of 2024, the first quarters of positive absorption in the past ten quarters. Nationwide vacancy dropped slightly to 18.9%, with 32 of 57 markets tracked by CBRE showing positive net absorption in the fourth quarter of 2024. Our expectation is for office absorption to continue improving at a slow pace with prices ticking up year-over-year in 2025.

We collected 100% of all outstanding base rent for calendar year 2024. This is a testament to the strength of our credit underwriting and asset management teams. We believe that we have a diverse tenant base, and specifically, we do not have significant exposure to tenants in the retail, hospitality, airlines, and oil and gas industries. Additionally, our 135 properties are located across 27 states, which we believe mitigates our exposure to regional economic and weather-related issues, including regulations or laws implemented by state and local governments in any one geographic market or area. In the past, we have received rent modification requests from certain of our tenants, and it is possible we may receive additional requests in the future.

We believe we currently have adequate liquidity in the near term, and we believe that our cash on hand combined with the availability on our Credit Facility is sufficient to cover all near term debt obligations and operating expenses and to continue our industrial growth strategy. As of December 31, 2024, we had $101.7 million in available liquidity via our revolving credit facility and cash on hand and were in compliance with all of our debt covenants. We amended our Credit Facility in 2019 to increase our borrowing capacity and extend its maturity date. In addition, on August 18, 2022, we added a new $150.0 million term loan component. Based on market observations and conversations we routinely have with lenders, we believe that credit continues to be available for well-capitalized borrowers, as demonstrated by our Operating Partnership’s issuance, on December 18, 2024, of $75.0 million of senior unsecured notes in a private placement. We continue to monitor our portfolio and intend to maintain a reasonably conservative liquidity position for the foreseeable future.

Other Business Environment Considerations

The geopolitical landscape remains fractured due to recent world events. Many domestic manufacturing businesses seek to limit supply chain disruptions by bringing their operations back to the United States. A level of work-from-home trends appear to be here to stay, but many employees are returning to the office, particularly following the presidential transition. We expect that industrial demand will be further buoyed by government investment in infrastructure and advanced manufacturing operations. The Federal Reserve’s interest rate cuts introduced more volatility to the market, and timing of future cuts, if any, remains uncertain.

These uncertain times create both risks and opportunities for us and our tenants, and we believe we are well-capitalized and positioned to take advantage. The environmental landscape remains unpredictable due to the increase in intensity of weather patterns, including hurricanes. We continue to monitor our properties and have not seen any significant impact to our properties in Florida, Georgia, North Carolina, South Carolina, Tennessee, and Texas from the recent hurricane season.

We continue to focus on re-leasing vacant space, renewing upcoming lease expirations, re-financing upcoming loan maturities, and acquiring additional properties with associated long-term leases. At December 31, 2024, we had four partially vacant buildings and one fully vacant building.

We believe our lease expiration schedule for 2025 is manageable as it equates to 3.2% of annual lease revenue at December 31, 2024. As of the date of this filing, our property acquisitions since the beginning of 2020 have totaled $399.4 million and all but one transaction was industrial in nature, with a weighted average lease term at acquisition of 14.1 years and a current weighted average lease term of 10.6 years.

Our ability to make new investments is highly dependent upon our ability to procure financing. Our principal sources of financing generally include the issuance of equity securities, long-term unsecured notes in the private placement market, long-term mortgage loans secured by properties, borrowings under our $125.0 million Revolver, with KeyBank, which matures in August 2026, our $160.0 million Term Loan A, which matures in August 2027, our $60.0 million Term Loan B, which matures in February 2026, our $150.0 million Term Loan C, which matures in February 2028, and our Operating Partnership’s $75.0 million senior unsecured notes, which mature in December 2029. We refer to the Revolver, Term Loan A, Term Loan B, and Term Loan C, collectively, herein as the Credit Facility. While lenders’ credit standards have tightened, we continue to look to private credit institutions, national and regional banks, insurance companies and non-bank lenders to finance our real estate activities.

Recent Developments

Sale Activity

During the year ended December 31, 2024, we continued to execute our capital recycling program, whereby we sold non-core properties and reinvested the proceeds into new real estate assets. We expect to continue to execute our capital recycling plan and sell non-core properties as reasonable disposition opportunities become available, and we intend to use the sale proceeds to acquire properties in our target, secondary growth markets or pay down outstanding debt. During the year ended December 31, 2024, we sold seven non-core properties, located in Columbus, Ohio; Draper, Utah; Richardson, Texas; Egg Harbor, New Jersey; Cumming, Georgia; Lawrenceville, Georgia; and Fridley, Minnesota, which are summarized in the table below (dollars in thousands):

Aggregate Square Footage Sold	Aggregate Sales Price	Aggregate Sales Costs	Aggregate Impairment Charge for the Twelve Months Ended December 31, 2024	Aggregate Gain on Sale of Real Estate, net
486,927	$38,975	$1,340	$5,042	$10,300

Acquisition Activity

During the year ended December 31, 2024, we acquired seven properties, which are summarized below (dollars in thousands):

Aggregate Square Footage	Weighted Average Remaining Lease Term at Time of Acquisition	Aggregate Purchase Price	Aggregate Capitalized Acquisition Expenses	Aggregate Annualized GAAP Fixed Lease Payments
316,727	20.8 years	$27,357	$570	$2,943

Leasing Activity

During the year ended December 31, 2024, we executed 12 lease extensions and/or modifications, which are summarized below (dollars in thousands):

Aggregate Square Footage	Weighted Average Remaining Lease Term		Aggregate Annualized GAAP Fixed Lease Payments	Aggregate Tenant Improvement	Aggregate Leasing Commissions
2,940,209	6.6 years	(1)	$17,034	$8,433	$4,649
(1)Weighted average remaining lease term is weighted according to the annualized GAAP rent earned by each lease. Our leases have remaining terms ranging from 1.0 year to 13.8 years.

During the year ended December 31, 2024, we had three lease terminations, which are aggregated below (dollars in thousands):

Aggregate Square Footage Reduced	Aggregate Accelerated Rent	Aggregate Accelerated Rent Recognized through December 31, 2024
93,937	$589	$589

Financing Activity

During the year ended December 31, 2024, we repaid three mortgages, collateralized by four properties, which are summarized below (dollars in thousands):

Aggregate Fixed Rate Debt Repaid	Weighted Average Interest Rate on Fixed Rate Debt Repaid
$32,464	4.59%

During the year ended December 31, 2024, we issued two mortgages, collateralized by two properties, which are summarized below (dollars in thousands):

Aggregate Fixed Rate Debt Issued		Weighted Average Interest Rate on Fixed Rate Debt
$15,240	(1)	5.60%
(1)We issued $15.2 million of fixed rate debt with an interest rate of 5.6% and a maturity date of August 31, 2029.

During the year ended December 31, 2024, we extended the maturity date of one mortgage, collateralized by one property, which is summarized in the table below (dollars in thousands):

Variable Rate Debt Extended	Interest Rate on Variable Rate Debt Extended		Extension Term
$7,386	SOFR +	2.25%	1.3 years

On December 18, 2024, we and the Operating Partnership entered into a Note Purchase Agreement with the institutional investors named therein, in connection with a private placement of $75.0 million of the 2029 Notes. The proceeds were used to pay down Term Loan B by $20.0 million and the Revolver by $55.0 million.

Equity Activity

Common Stock ATM Program

On February 22, 2022, we entered into Amendment No. 1 to the At-the-Market Equity Offering Sales Agreement with sales agents Baird, Goldman Sachs, Stifel, Nicolaus & Company, Incorporated, (“Stifel”) BTIG, LLC, and Fifth Third, dated December 3, 2019 (together, the “Prior Common Stock Sales Agreement”). We terminated the Prior Common Stock Sales Agreement effective February 10, 2023 in connection with the expiration of our registration statement on Form S-3 (File No. 333-236143) (the “2020 Registration Statement”) on February 11, 2023.

On March 3, 2023, we entered into the 2023 Common Stock Sales Agreement, with the Common Stock Sales Agents. In connection with the 2023 Common Stock Sales Agreement, we filed prospectus supplements dated March 3, 2023 and March 7, 2023, to the prospectus dated November 23, 2022, with the SEC, for the offer and sale of an aggregate offering amount of $250.0 million of common stock. During the year ended December 31, 2024, we did not sell any shares of common stock under the 2023 Common Stock Sales Agreement.

On March 26, 2024, we entered into the 2024 Common Stock Sales Agreement, which amended the 2023 Common Stock Sales Agreement and permits shares of common stock to be issued pursuant to the 2024 Common Stock Sales Agreement under the Company’s 2024 Registration Statement, and future registration statements on Form S-3. In connection with the 2024 Common Stock Sales Agreement, we filed a prospectus supplement with the SEC dated March 26, 2024, to the prospectus dated March 21, 2024, for the offer and sale of an aggregate offering amount of $250.0 million of common stock. During the year ended December 31, 2024, we sold 3,699,597 shares of common stock, raising approximately $53.5 million in net proceeds under the 2024 Common Stock Sales Agreement.

Series E Preferred ATM Program

We previously had an At-the-Market Equity Offering Sales Agreement (the “Series E Preferred Stock Sales Agreement”) with sales agents Baird, Goldman Sachs, Stifel, Fifth Third, and U.S. Bancorp Investments, Inc., pursuant to which we could, from time to time, offer to sell shares of our Series E Preferred Stock, in an aggregate offering price of up to $100.0 million (the “Series E Preferred ATM Program”). We did not sell any shares of our Series E Preferred Stock pursuant to the Series E Preferred Stock Sales Agreement during the year ended December 31, 2024, as we terminated the Series E Preferred Stock Sales Agreement effective February 10, 2023 in connection with the expiration of the 2020 Registration Statement on February 11, 2023.

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

On March 13, 2024, we filed the 2024 Registration Statement, which was declared effective on March 21, 2024. The 2024 Registration Statement allows us to issue up to $1.3 billion of securities and replaced the 2022 Registration Statement.

Preferred Series F Continuous Offering

On February 20, 2020, we filed with the Maryland Department of Assessments and Taxation Articles Supplementary (i) setting forth the rights, preferences and terms of the Series F Preferred Stock and (ii) reclassifying and designating 26,000,000 shares of the Company’s authorized and unissued shares of common stock as shares of Series F Preferred Stock. The reclassification decreased the number of shares classified as common stock from 86,290,000 shares immediately prior to the reclassification to 60,290,000 shares immediately after the reclassification. We sold 47,328 shares of our Series F Preferred Stock, raising $1.1 million in net proceeds, pursuant to the 2024 Registration Statement, during the year ended December 31, 2024.

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

Amendments to the Advisory Agreement

On January 10, 2023, we amended and restated the Sixth Amended Advisory Agreement by entering into the Seventh Amended and Restated Investment Advisory Agreement between the Company and the Adviser (the “Seventh Amended Advisory Agreement”), as approved unanimously by our Board of Directors, including specifically, our independent directors. The Seventh Amended Advisory Agreement contractually eliminated the payment of the incentive fee for the quarters ended March 31, 2023 and June 30, 2023. The calculation of the other fees remained unchanged.

On July 11, 2023, the Company entered into the Eighth Amended Advisory Agreement, as approved unanimously by our Board of Directors, including specifically, our independent directors. The Eighth Amended Advisory Agreement contractually eliminated the payment of the incentive fee for the quarters ended September 30, 2023 and December 31, 2023. In addition, the Eighth Amended Advisory Agreement also clarified that for any future quarter whereby an incentive fee would exceed by greater than 15% of the average quarterly incentive fee paid, the measurement would be versus the last four quarters where an incentive fee was actually paid. The calculation of the other fees remained unchanged.

For the year ended December 31, 2023, the contractually eliminated incentive fee would have been $4.6 million.

Non-controlling Interests in Operating Partnership

As of December 31, 2024 and 2023, we owned approximately 99.9% and 99.2%, respectively, of the outstanding OP Units. During the years ended December 31, 2024 and 2023, we redeemed 271,169 and 80,825 OP units, respectively, for an equivalent amount of common stock.

The Operating Partnership is required to make distributions on each OP Unit in the same amount as those paid on each share of the Company’s common stock, with the distributions on the OP Units held by the Company being utilized to make distributions to the Company’s common stockholders.

As of December 31, 2024 and 2023, there were 39,474 and 310,643 outstanding OP Units held by Non-controlling OP Unitholders, respectively.

Our Adviser and Administrator

The Adviser is led by a management team with extensive experience purchasing real estate. Our Adviser and Administrator are controlled by Mr. Gladstone, who is also our chairman and chief executive officer. Mr. Gladstone also serves as the chairman and chief executive officer of both our Adviser and Administrator. Mr. Cooper, our president, also serves as executive vice president of commercial and industrial real estate of our Adviser. Our Administrator employs our chief financial officer, treasurer, chief compliance officer, and general counsel and secretary (who also serves as our Administrator’s president, general counsel, and secretary, as well as executive vice president of administration of our Adviser) and their respective staffs.

Our Adviser and Administrator also provide investment advisory and administrative services, respectively, to certain of our affiliates, including, but not limited to, Gladstone Capital and Gladstone Investment, both publicly-traded business development companies, Gladstone Land, a publicly-traded REIT that primarily invests in farmland, and Gladstone Alternative, a non-diversified, closed-end management investment company that operates as an “interval fund” that is also our affiliate. With the exception of Mr. Gerson, our chief financial officer, Jay Beckhorn, our treasurer, and Mr. Cooper, our president, all of our executive officers and all of our directors serve as either directors or executive officers, or both, of Gladstone Capital, Gladstone Investment, and Gladstone Alternative. In addition, with the exception of Messrs. Cooper and Gerson, all of our executive officers and all of our directors, serve as either directors or executive officers, or both, of Gladstone Land. Messrs. Cooper and Gerson generally spend all of their time focused on the Company, and do not put forth any material efforts in assisting affiliated companies. In the future, our Adviser may provide investment advisory services to other companies, both public and private.

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

Advisory Agreement

Under the terms of the Eighth Amended Advisory Agreement, we continue to be responsible for all expenses incurred for our direct benefit. Examples of these expenses include legal, accounting, interest, directors’ and officers’ insurance, stock transfer services, stockholder-related fees, consulting and related fees. In addition, we are also responsible for all fees charged by third parties that are directly related to our business, which include real estate brokerage fees, mortgage placement fees, lease-up fees and transaction structuring fees (although we may be able to pass some or all of such fees on to our tenants and borrowers). Our entrance into the Advisory Agreement and each amendment thereto has been approved unanimously by our Board of Directors. Our Board of Directors reviews and considers renewing the agreement with our Adviser annually, typically during the month of July. During its July 2024 meeting, our Board of Directors reviewed and renewed the Advisory Agreement and Administration Agreement for an additional year, through August 31, 2025.

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

On January 10, 2023, we amended and restated the Sixth Amended Advisory Agreement, by entering into the Seventh Amended Advisory Agreement, which was approved unanimously by our Board of Directors, including specifically, our independent directors. The Seventh Amended Advisory Agreement contractually eliminated the payment of the incentive fee, as applicable, for the quarters ended March 31, 2023 and June 30, 2023. The calculation of the other fees remained unchanged.

On July 11, 2023, we entered into the Eighth Amended Advisory Agreement, as approved unanimously by our Board of Directors, including specifically, our independent directors. The Eighth Amended Advisory Agreement contractually eliminated the payment of the incentive fee for the quarters ended September 30, 2023 and December 31, 2023. In addition, the Eighth Amended Advisory Agreement also clarified that for any future quarter whereby an incentive fee would exceed by greater than 15% of the average quarterly incentive fee paid, the measurement would be versus the last four quarters where an incentive fee was actually paid. The calculation of the other fees remained unchanged.

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

Capital Gain Fee

Under the Advisory Agreement, we will pay to the Adviser a capital gains-based incentive fee that will be calculated and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement). In determining the capital gain fee, we will calculate aggregate realized capital gains and aggregate realized capital losses for the applicable time period. For this purpose, aggregate realized capital gains and losses, if any, equals the realized gain or loss calculated by the difference between the sales price of the property, less any costs to sell the property and the all-in acquisition cost of the disposed property. At the end of the fiscal year, if this number is positive, then the capital gain fee payable for such time period shall equal 15.0% of such amount. No capital gains fee was recognized during the years ended December 31, 2024, 2023, and 2022.

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

Critical Accounting Estimates

The preparation of our financial statements in accordance with GAAP, requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1, “Organization, Basis of Presentation and Significant Accounting Policies,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, as well as a summary of recently issued accounting pronouncements and their expected impact to our current and future financial statements. There were no material changes to our critical accounting policies during the year ended December 31, 2024.

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

Real Estate Impairment Evaluation

We periodically review the carrying value of each property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. In determining if impairment exists, our Adviser considers such factors as our tenants’ payment histories, the financial condition of our tenants, including calculating the current leverage ratios of tenants, the likelihood of lease renewal, business conditions in the industries in which our tenants operate, whether the fair value of our real estate has decreased and whether our hold period has shortened. If any of the factors above indicate the possibility of impairment, we prepare a projection of the undiscounted future cash flows, without interest charges, of the specific property and determine if the carrying amount of such property is recoverable. In preparing the projection of undiscounted future cash flows, we estimate cap rates, market rental rates, and tenant improvement allowances using information that we obtain from market comparability studies and other comparable sources, and apply the undiscounted cash flows against our expected holding period. If impairment were indicated, the carrying value of the property would be written down to its estimated fair value based on our best estimate of the property’s discounted future cash flows using market derived cap rates, discount rates and market rental rates applied against our expected hold period. Any material changes to the estimates and assumptions used in this analysis could have a significant impact on our results of operations, as the changes would impact our determination of whether impairment is deemed to have occurred and the amount of impairment loss that we would recognize.

Using the methodology discussed above, we evaluated our entire portfolio, as of December 31, 2024, for any impairment indicators and performed an impairment analysis on select properties that had an indication of impairment. See Note 5 - Real Estate Dispositions, Held for Sale, and Impairment Charges - Impairment Charges of the accompanying consolidated financial statements.

We will continue to monitor our portfolio for any other indicators of impairment.

Results of Operations

The weighted average yield on our total portfolio, which was 8.6% and 8.2% at December 31, 2024 and 2023, respectively, is calculated by taking the annualized straight-line rents, reflected as lease revenue on our consolidated statements of operations, of each acquisition as a percentage of the acquisition cost. The weighted average yield does not account for the interest expense incurred on the mortgages placed on our properties or other types of existing indebtedness.

A comparison of our operating results for the year ended December 31, 2024 and 2023 is below (dollars in thousands, except per share amounts):

	For the year ended December 31,
	2024	2023	$ Change	% Change
Operating revenues
Lease revenue	$149,388	$147,584	$1,804	1.2%
Total operating revenues	$149,388	$147,584	$1,804	1.2%
Operating expenses
Depreciation and amortization	$55,786	$57,856	$(2,070)	(3.6)%
Property operating expenses	25,418	25,858	(440)	(1.7)%
Base management fee	6,111	6,380	(269)	(4.2)%
Incentive fee	4,488	—	4,488	100.0%
Administration fee	2,567	2,350	217	9.2%
General and administrative	3,879	4,363	(484)	(11.1)%
Impairment charge	6,822	19,296	(12,474)	(64.6)%
Total operating expense before incentive fee waiver	$105,071	$116,103	$(11,032)	(9.5)%
Incentive fee waiver	(2,263)	—	(2,263)	100.0%
Total operating expenses	$102,808	$116,103	$(13,295)	(11.5)%
Other income (expense)
Interest expense	$(37,395)	$(37,330)	$(65)	0.2%
Gain on sale of real estate, net	14,229	7,737	6,492	83.9%
Gain on debt extinguishment, net	300	2,830	(2,530)	(89.4)%
Other income	326	204	122	59.8%
Total other expense, net	$(22,540)	$(26,559)	$4,019	(15.1)%
Net income	$24,040	$4,922	$19,118	388.4%
Distributions attributable to Series E, F, and G preferred stock	(12,440)	(12,285)	(155)	1.3%
Distributions attributable to senior common stock	(420)	(430)	10	(2.3)%
Loss on extinguishment of Series F preferred stock	(14)	(11)	(3)	27.3%
Gain on repurchase of Series G preferred stock	—	3	(3)	(100.0)%
Net income (loss) available (attributable) to common stockholders and Non-controlling OP Unitholders	$11,166	$(7,801)	$18,967	(243.1)%
Net income (loss) available (attributable) to common stockholders and Non-controlling OP Unitholders per weighted average share and unit - basic & diluted	$0.27	$(0.19)	$0.46	(242.1)%
FFO available to common stockholders and Non-controlling OP Unitholders - basic (1)	$59,245	$58,784	$461	0.8%
FFO available to common stockholders and Non-controlling OP Unitholders - diluted (1)	$59,665	$59,214	$451	0.8%
FFO per weighted average share of common stock and Non-controlling OP Unit - basic (1)	$1.41	$1.46	$(0.05)	(3.4)%
FFO per weighted average share of common stock and Non-controlling OP Unit - diluted (1)	$1.41	$1.46	$(0.05)	(3.4)%
(1)Refer to the “Funds from Operations” section below within the Management’s Discussion and Analysis section for the definition of FFO and FFO, as adjusted for comparability.

Same Store Analysis

For the purposes of the following discussion, same store properties are properties we owned as of January 1, 2023, which have not been subsequently vacated or disposed. Acquired and disposed properties are properties which were either acquired, disposed of or classified as held for sale at any point subsequent to December 31, 2022. Properties with vacancy are properties that were fully vacant or had greater than 5% vacancy, based on square footage, at any point subsequent to January 1, 2023.

Operating Revenues

	For the year ended December 31,
	(Dollars in Thousands)
Lease Revenues	2024	2023	$ Change	% Change
Same Store Properties	$122,179	$119,470	$2,709	2.3%
Acquired & Disposed Properties	10,023	11,206	(1,183)	(10.6)%
Properties with Vacancy	17,186	16,908	278	1.6%
	$149,388	$147,584	$1,804	1.2%

Lease revenues consist of rental income and operating expense recoveries earned from our tenants. Lease revenues from same store properties increased for the year ended December 31, 2024, due to an increase in recovery revenue from property operating expenses and a settlement received at one of our properties related to deferred maintenance during the current period, partially offset by accelerated rent attributable to a lease termination in the prior period. Lease revenues decreased for acquired and disposed of properties for the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to the loss of recovery revenue from the 14 properties sold during and subsequent to December 31, 2023. This was partially offset with our acquisition of seven properties during the year ended December 31, 2024, and the inclusion of a full year of lease revenues recorded in 2024 for five properties acquired during the year ended December 31, 2023. Lease revenues increased for properties with vacancy for the year ended December 31, 2024 due to an increase in variable lease payments due to an increase in property operating expenses.

Operating Expenses

Depreciation and amortization decreased for the year ended December 31, 2024, as compared to the year ended December 31, 2023, due to reduced depreciation and amortization expense for the seven properties sold during the year ended December 31, 2024. This was partially offset by a full year of depreciation and amortization for the five properties acquired during the year ended December 31, 2023, as well as increased depreciation and amortization expense from the seven properties acquired during the year ended December 31, 2024.

	For the year ended December 31,
	(Dollars in Thousands)
Property Operating Expenses	2024	2023	$ Change	% Change
Same Store Properties	$16,683	$14,930	$1,753	11.7%
Acquired & Disposed Properties	1,006	3,839	(2,833)	(73.8)%
Properties with Vacancy	7,729	7,089	640	9.0%
	$25,418	$25,858	$(440)	(1.7)%

Property operating expenses consist of franchise taxes, management fees, insurance, ground lease payments, property maintenance and repair expenses paid on behalf of tenants at certain of our properties. Property operating expenses increased for same store properties for the year ended December 31, 2024, as compared to the year ended December 31, 2023, as a result of general cost increases due to the inflationary environment. The decrease in property operating expenses on acquired and disposed of properties for the year ended December 31, 2024, as compared to the year ended December 31, 2023, is a result of a decrease in property operating expenses in relation to properties held for sale or sold during the year that were fully vacant. The increase in property operating expenses for properties with vacancy for the year ended December 31, 2024, as compared to the year ended December 31, 2023, is a result of general cost increases due to the inflationary environment.

The base management fee paid to the Adviser decreased for the year ended December 31, 2024, as compared to the year ended December 31, 2023, due to a decrease in gross tangible real estate, the main component of the base management fee calculation under the Sixth Amended Advisory Agreement, due to property sales. The calculation of the base management fee is described in detail above within “Advisory and Administration Agreements.”

The incentive fee paid to the Adviser increased for the year ended December 31, 2024, as compared to the year ended December 31, 2023, due to the payment of the incentive fee being contractually eliminated for the quarters ended March 31, 2023 and June 30, 2023, as outlined in the Seventh Amended Advisory Agreement, and for the quarters ended September 30,

2023 and December 31, 2023, as outlined in the Eighth Amended Advisory Agreement. We recorded an incentive fee, which was partially waived, during the year ended December 31, 2024. The calculation of the incentive fee is described in detail above within “Advisory and Administration Agreements.”

The administration fee paid to the Administrator increased for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The increase is a result of our Administrator incurring greater costs that are allocated to the Company. The calculation of the administration fee is described in detail above within “Advisory and Administration Agreements.”

General and administrative expenses decreased for the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily as a result of a decrease in legal fee expenses.

We recorded an impairment charge during the year ended December 31, 2024 on three properties, as we had determined the carrying value of these properties was in excess of the fair market value and not recoverable. Accordingly, we impaired these properties to fair market value. We recorded an impairment charge on five properties during the year ended December 31, 2023.

Other Income and Expenses

Interest expense increased slightly for the year ended December 31, 2024, as compared to the year ended December 31, 2023. This increase is primarily the result of increased interest costs on variable rate debt, as global interest rates increased through most of the period in reaction to growing inflation, partially offset by reduced interest expense on mortgage debt that was repaid during and subsequent to December 31, 2023.

The gain on sale of real estate, net, during the year ended December 31, 2024 is a result of the sale of seven properties and a selling profit from sales-type leases related to one lease. The gain on sale of real estate, net, during the year ended December 31, 2023 was a result of the sale of seven properties. The gain on debt extinguishment, net, during the year ended December 31, 2024 was recognized in conjunction with two of our sales. The gain on debt extinguishment, net, during the year ended December 31, 2023 was recognized in conjunction with one of our sales.

Other income increased minimally during the year ended December 31, 2024, as compared to the year ended December 31, 2023, due to nonrecurring income items that occurred during the year ended December 31, 2024.

Net Income (Loss) Available (Attributable) to Common Stockholders and Non-controlling OP Unitholders

Net income available to common stockholders and Non-controlling OP Unitholders increased for the year ended December 31, 2024, as compared to net loss attributable to common stockholders and Non-controlling OP Unitholders the year ended December 31, 2023, primarily due to lower impairment charges coupled with a higher gain on sale of real estate, net. This was partially offset by the incentive fee payable to the Adviser in the current period, which was contractually eliminated in the prior period, and a lower gain on debt extinguishment, net, in the current period.

A discussion of the results of operations for the year ended December 31, 2022 is found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 21, 2024, which is available free of charge on the SEC's website at www.sec.gov and on the investors section of our website at www.GladstoneCommercial.com.

Liquidity and Capital Resources

Overview

Our sources of liquidity include cash flows from operations, cash and cash equivalents, borrowing capacity under our Revolver and through issuance of additional equity securities. Our available liquidity as of December 31, 2024, was $101.7 million, including $11.0 million in cash and cash equivalents and an available borrowing capacity of $90.7 million under our Revolver. Our available borrowing capacity under the Revolver has decreased to $90.6 million as of February 18, 2025.

Future Capital Needs

We actively seek conservative investments that we expect are likely to produce income to allow us to pay distributions to our stockholders and Non-controlling OP Unitholders. We intend to use the proceeds received from future equity raised and debt capital borrowed to continue to invest in industrial properties, which is our strategic focus, or to a lessor extent, office real property, or pay down outstanding borrowings under our Revolver. Accordingly, to ensure that we are able to effectively execute our business strategy, we routinely review our liquidity requirements and continually evaluate all potential sources of liquidity. Our short-term liquidity needs include proceeds necessary to fund our distributions to stockholders, pay the debt service costs on our existing long-term mortgages, bank debt, and long-term private debt, refinancing maturing debt and fund our current operating costs. Our long-term liquidity needs include proceeds necessary to grow and maintain our portfolio of investments.

We believe that our available liquidity is sufficient to fund our distributions to stockholders, pay the debt service costs on our existing long-term mortgages and fund our current operating costs in the near term. We also believe we will be able to refinance our mortgage debt, bank debt, and long-term private debt as they mature. Additionally, to satisfy our short-term obligations, we may request credits to our management fees that are issued from our Adviser, although our Adviser is under no obligation to provide any such credits, either in whole or in part. We further believe that our cash flow from operations, coupled with the financing capital available to us in the future, is sufficient to fund our long-term liquidity needs.

Equity Capital

The following table summarizes net proceeds raised from our various equity sales during the year ended December 31, 2024 (dollars in thousands, except for share price):

	Net Proceeds	Number of Shares Sold	Weighted Average Share Price
Common Stock ATM Program	$53,515	3,699,597	$14.66
Series F Preferred Stock Continuous Public Offering	1,076	47,328	25.00
	$54,591	3,746,925

As of February 18, 2025, we had the ability to raise up to $1.0 billion of additional equity capital through the sale and issuance of securities that are registered under the 2024 Registration Statement, in one or more future public offerings. We expect to continue to use our 2024 Common Stock Sales Agreement as a source of liquidity in 2025.

Debt Capital

As of December 31, 2024, we had 40 mortgage notes payable in the aggregate principal amount of $271.5 million, collateralized by a total of 45 properties with a remaining weighted average maturity of 3.6 years. The weighted-average interest rate on the mortgage notes payable as of December 31, 2024 was 4.30%.

We continue to see banks and other non-bank lenders willing to issue mortgages for properties comparable to those held in our portfolio on terms that are commercially reasonable. Consequently, we remain focused on obtaining mortgages through insurance companies, regional banks, non-bank lenders and, to a lesser extent, the commercial mortgage backed securities market.

As of December 31, 2024, we had mortgage debt in the aggregate principal amount of $19.9 million payable during 2025 and $35.4 million payable during 2026. The 2025 principal amounts payable include both amortizing principal payments and two balloon principal payments. We anticipate being able to refinance our mortgages that come due during 2025 and 2026 with a combination of new mortgage debt, availability under our Credit Facility, the issuance of long-term unsecured notes in the private placement market, the issuance of additional equity securities under our 2024 Common Stock Sales Agreement, the sale and issuance of other equity securities (including our Series F Preferred Stock) that are registered under the 2024 Registration Statement, or the sale and issuance of unregistered equity or debt securities. We have successfully repaid $32.5 million of mortgage debt over the past 12 months with either new mortgage debt or by generating additional availability by adding properties to our unsecured pool under our Credit Facility.

As of December 31, 2024, we also had $75.0 million of the 2029 Notes outstanding.

Operating Activities

Net cash provided by operating activities during the year ended December 31, 2024, was $57.0 million, as compared to net cash provided by operating activities of $60.4 million for the year ended December 31, 2023. This change was primarily a result of incurring an Incentive Fee in 2024, which was contractually eliminated in the prior year. The majority of cash from operating activities is generated from the rental payments and operating expense recoveries that we receive from our tenants. We utilize this cash to fund our property-level operating expenses and use the excess cash primarily for debt and interest payments on our mortgage notes payable, interest payments on our Credit Facility, distributions to our stockholders, management fees to our Adviser, administration fees to our Administrator and other entity-level operating expenses.

Investing Activities

Net cash used in investing activities during the year ended December 31, 2024, was $1.7 million, which primarily consisted of the acquisition of seven properties, coupled with the capital improvements performed at certain of our properties, partially offset by proceeds from the sale of real estate. Net cash provided by investing activities during the year ended December 31, 2023, was $1.1 million, which primarily consisted of proceeds from the sale of real estate, partially offset by the acquisition of five properties, coupled with the capital improvements performed at certain of our properties.

Financing Activities

Net cash used in financing activities during the year ended December 31, 2024, was $56.3 million, which primarily consisted of proceeds from our common and preferred equity offerings, mortgage borrowings, and borrowings under unsecured notes, partially offset by the repayment of outstanding mortgage debt, net decrease in Credit Facility borrowings and distributions paid to our stockholders and Non-controlling OP Unitholders. Net cash used in financing activities for the year ended December 31, 2023, was $61.4 million, which primarily consisted of proceeds from our common and preferred equity offerings, mortgage borrowings on new acquisitions and a net increase in Credit Facility borrowings, partially offset by the repayment of outstanding mortgage debt and distributions paid to our stockholders and Non-controlling OP Unitholders.

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

On February 11, 2021, we added Term Loan B, a new $65.0 million term loan component, inclusive of a $15.0 million delayed funding component, which was subsequently funded on July 20, 2021. Term Loan B has a maturity date of 60 months from the closing of the amended Credit Facility and a LIBOR floor of 25 basis points. We entered into multiple interest rate cap agreements on Term Loan B, which cap LIBOR from 1.50% to 1.75%. We transitioned our variable rate debt to SOFR, and, at December 31, 2024, all of our variable rate debt was based upon SOFR.

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

As of December 31, 2024, there was $351.9 million outstanding under our Credit Facility at a weighted average interest rate of approximately 5.79% and no outstanding letters of credit. As of February 18, 2025, the maximum additional amount we could draw under the Credit Facility was $90.6 million. We were in compliance with all covenants under the Credit Facility as of December 31, 2024.

Contractual Obligations

The following table reflects our material contractual obligations as of December 31, 2024 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt Obligations (1)	$698,403	$19,914	$332,673	$297,295	$48,521
Interest on Debt Obligations (2)	117,377	36,517	60,115	18,902	1,843
Operating Lease Obligations (3)	5,684	457	927	940	3,360
Purchase Obligations (4)	8,282	6,397	1,885	—	—
	$829,746	$63,285	$395,600	$317,137	$53,724
(1)Debt obligations represent borrowings under our Revolver, which represents $1.9 million of the debt obligation due in 2026, Term Loan A, which represents $160.0 million of the debt obligation due in 2027, Term Loan B, which represents $40.0 million of the debt obligation due in 2026, Term Loan C, which represents $150.0 million of the debt obligation due in 2028, the 2029 Notes, which represents $75.0 million of the debt obligation due in 2029, and mortgage notes payable that were outstanding as of December 31, 2024. This figure does not include $(0.01) million of premiums and (discounts), net, and $5.0 million of deferred financing costs, net, which are reflected in mortgage notes payable, net, borrowings under Revolver, and borrowings under Term Loan A, Term Loan B, Term Loan C, net, and the 2029 Notes, net, on the consolidated balance sheet.
(2)Interest on debt obligations includes estimated interest on our borrowings under our Revolver, Term Loan A, Term Loan B, Term Loan C, senior unsecured notes, and mortgage notes payable. The balance and interest rate on our Revolver and Term Loan A, Term Loan B, Term Loan C is variable; thus, the interest payment obligation calculated for purposes of this table was based upon rates and balances as of December 31, 2024.
(3)Operating lease obligations represent the ground lease payments due on three of our properties.
(4)Purchase obligations consist of tenant and capital improvements at ten of our properties.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of December 31, 2024.

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

The following table provides a reconciliation of our FFO and FFO as adjusted for comparability for the years ended December 31, 2024 and 2023 to the most directly comparable GAAP measure, net income (loss), and a computation of basic and diluted FFO and diluted FFO as adjusted for comparability per weighted average total share:

	For the twelve months ended December 31,
	(Dollars in Thousands, Except for Per Share Amounts)
	2024	2023
Calculation of basic FFO per share of common stock and Non-controlling OP Unit
Net income	$24,040	$4,922
Less: Distributions attributable to preferred and senior common stock	(12,860)	(12,715)
Less: Loss on extinguishment of Series F preferred stock, net	(14)	(11)
Add: Gain on repurchase of Series G preferred stock	—	3
Net income (loss) available (attributable) to common stockholders and Non-controlling OP Unitholders	$11,166	$(7,801)
Adjustments:
Add: Real estate depreciation and amortization	55,786	57,856
Add: Impairment charge	6,822	19,296
Less: Gain on sale of real estate, net	(14,229)	(7,737)
Less: Gain on debt extinguishment, net	(300)	(2,830)
FFO available to common stockholders and Non-controlling OP Unitholders - basic	$59,245	$58,784
Weighted average common shares outstanding - basic	41,766,263	39,943,167
Weighted average Non-controlling OP Units outstanding	157,160	382,563
Weighted average common shares and Non-controlling OP Units	41,923,423	40,325,730
Basic FFO per weighted average share of common stock and Non-controlling OP Unit	$1.41	$1.46
Calculation of diluted FFO per share of common stock and Non-controlling OP Unit
Net income	$24,040	$4,922
Less: Distributions attributable to preferred and senior common stock	(12,860)	(12,715)
Less: Loss on extinguishment of Series F preferred stock, net	(14)	(11)
Add: Gain on repurchase of Series G preferred stock	—	3
Net income (loss) available (attributable) to common stockholders and Non-controlling OP Unitholders	$11,166	$(7,801)
Adjustments:
Add: Real estate depreciation and amortization	55,786	57,856
Add: Impairment charge	6,822	19,296
Add: Income impact of assumed conversion of senior common stock	420	430
Less: Gain on sale of real estate, net	(14,229)	(7,737)
Less: Gain on debt extinguishment, net	(300)	(2,830)
FFO available to common stockholders and Non-controlling OP Unitholders plus assumed conversions	$59,665	$59,214
Weighted average common shares outstanding - basic	41,766,263	39,943,167
Weighted average Non-controlling OP Units outstanding	157,160	382,563
Effect of convertible senior common stock	330,456	345,132
Weighted average common shares and Non-controlling OP Units outstanding - diluted	42,253,879	40,670,862
Diluted FFO per weighted average share of common stock and Non-controlling OP Unit	$1.41	$1.46
Distributions declared per share of common stock and Non-controlling OP Unit	$1.20	$1.20

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary risk that we believe we are and will be exposed to is interest rate risk. Certain of our leases contain escalations based on market indices, and the interest rate on our Credit Facility is variable. Although we seek to mitigate this risk by structuring such provisions of our loans and leases to contain a minimum interest rate or escalation rate, as applicable, these features do not eliminate this risk. To that end, we have entered into derivative contracts to cap interest rates for our variable rate notes payable, and we have entered into interest rate swaps whereby we pay a fixed interest rate to our respective counterparty, and receive SOFR in return. For details regarding our rate cap agreements and our interest rate swap agreements, see Note 6 – Mortgage Notes Payable, Credit Facility, and Senior Unsecured Notes of the accompanying consolidated financial statements.

To illustrate the potential impact of changes in interest rates on our net income for the year ended December 31, 2024, we have performed the following analysis, which assumes that our consolidated balance sheet remains constant and that no further actions beyond a minimum interest rate or escalation rate are taken to alter our existing interest rate sensitivity.

The following table summarizes the annual impact of a 1%, 2% and 3% increase, and a 1%, 2% and 3% decrease in SOFR as of December 31, 2024. As of December 31, 2024, our effective average SOFR was 4.49%. The impact of these fluctuations is presented below (dollars in thousands).

Interest Rate Change	(Decrease) increase to Interest Expense	Net increase (decrease) to Net Income
3% Decrease to SOFR	$(1,495)	$1,495
2% Decrease to SOFR	(997)	997
1% Decrease to SOFR	(498)	498
1% Increase to SOFR	498	(498)
2% Increase to SOFR	186	(186)
3% Increase to SOFR	279	(279)

As of December 31, 2024, the fair value of our mortgage debt outstanding was $253.1 million. Interest rate fluctuations may affect the fair value of our debt instruments. If interest rates on our debt instruments, using rates at December 31, 2024, had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased by $7.3 million and $7.6 million, respectively.

The amount outstanding under the Credit Facility approximates fair value as of December 31, 2024.

In the future, we may be exposed to additional effects of interest rate changes, primarily as a result of our Revolver, Term Loans (i.e. Term Loan A, Term Loan B, and Term Loan C), or long-term mortgage debt, which we use to maintain liquidity and fund expansion of our real estate investment portfolio and operations. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. We may also enter into derivative financial instruments, such as interest rate swaps and caps to mitigate the interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes.

In addition to changes in interest rates, the value of our real estate is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees and borrowers, all of which may affect our ability to refinance debt, if necessary.

As of December 31, 2024, approximately $339.2 million of our debt bore interest at fixed rates, as shown in the future principal debt payment table below (dollars in thousands):

	2025	2026	2027	2028	2029	Thereafter	Total
Fixed rate	$12,654	$35,367	$95,406	$37,444	$109,851	$48,521	$339,243
Variable rate	$7,260	$41,900	$160,000	$150,000	$—	$—	$359,160
	$19,914	$77,267	$255,406	$187,444	$109,851	$48,521	$698,403

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

Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO). Based on our assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

February 18, 2025

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Gladstone Commercial Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Gladstone Commercial Corporation and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Real Estate Impairment Evaluation – Undiscounted Future Cash Flows

As described in Notes 1, 4, and 5 to the consolidated financial statements, the Company’s consolidated total real estate, net balance was $0.9 billion as of December 31, 2024. During 2024, the Company recognized an impairment charge of $6.8 million. Management periodically reviews the carrying value of each property to determine if circumstances indicate impairment in the carrying value of the investment exists. If circumstances indicate the possibility of impairment, management prepares a projection of the undiscounted future cash flows, without interest charges, of the specific property and determines if the carrying amount of such property is recoverable. In preparing the projection of undiscounted future cash flows, management estimates cap rates, market rental rates, and tenant improvement allowances using information obtained from market comparability studies and other comparable sources, and applies the undiscounted cash flows against their expected holding period. If impairment were indicated, the carrying value of the property would be written down to its estimated fair value based on management’s best estimate of the property’s discounted future cash flows using market derived cap rates, discount rates and market rental rates applied against the expected hold period.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s real estate impairment evaluation, including controls over the projection of the undiscounted future cash flows. These procedures also included, among others (i) testing management’s process for developing the projection of the undiscounted future cash flows; (ii) evaluating the appropriateness of the undiscounted cash flow model; (iii) testing the completeness and accuracy of underlying data used in the undiscounted cash flow model; and (iv) evaluating the reasonableness of the significant assumptions used by management related to cap rates, market rental rates, tenant improvement allowances, and expected holding periods. Evaluating management’s assumptions related to the cap rates, market rental rates and expected holding period involved evaluating whether the assumptions used by management were reasonable considering (i) the consistency with external market and industry data and (ii) whether the assumptions were consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP
Washington, DC
February 18, 2025

We have served as the Company’s auditor since 2003.

Gladstone Commercial Corporation
Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Per Share Data)

	December 31, 2024	December 31, 2023
ASSETS
Real estate, at cost	$1,211,793	$1,221,364
Less: accumulated depreciation	319,646	299,662
Total real estate, net	892,147	921,702
Lease intangibles, net	95,107	101,048
Real estate and related assets held for sale	4,363	28,787
Cash and cash equivalents	10,956	11,985
Restricted cash	4,118	4,150
Funds held in escrow	5,367	7,515
Right-of-use assets from operating leases	3,961	4,889
Deferred rent receivable, net	45,324	41,006
Sales-type lease receivable, net	18,618	—
Other assets	14,387	12,389
TOTAL ASSETS	$1,094,348	$1,133,471
LIABILITIES, MEZZANINE EQUITY AND EQUITY
LIABILITIES
Mortgage notes payable, net	$269,579	$295,853
Borrowings under Revolver	1,900	75,750
Borrowings under Term Loan A, Term Loan B and Term Loan C, net	347,948	367,258
Senior unsecured notes, net	73,958	—
Deferred rent liability, net	21,996	29,324
Operating lease liabilities	4,063	5,093
Asset retirement obligation	5,061	4,928
Accounts payable and accrued expenses	13,198	13,588
Liabilities related to assets held for sale	—	676
Due to Adviser and Administrator (1)	2,540	2,556
Other liabilities	12,763	14,138
TOTAL LIABILITIES	$753,006	$809,164
Commitments and contingencies (2)
MEZZANINE EQUITY
Series E and G redeemable preferred stock, net, par value $0.001 per share; $25 per share liquidation preference; 10,750,886 and 10,750,886 shares authorized; and 7,052,334 and 7,052,334 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively (3)	$170,041	$170,041
TOTAL MEZZANINE EQUITY	$170,041	$170,041
EQUITY
Senior common stock, par value $0.001 per share; 950,000 shares authorized; and 389,190 and 406,425 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively (3)	$1	$1
Common stock, par value $0.001 per share, 62,400,887 and 62,326,818 shares authorized and 43,986,038 and 40,000,596 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively (3)	44	40
Series F redeemable preferred stock, par value $0.001 per share; $25 per share liquidation preference; 25,898,227 and 25,972,296 shares authorized; and 914,553 and 918,601 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively (3)	1	1
Additional paid in capital	784,389	730,256
Accumulated other comprehensive income	10,648	7,758
Distributions in excess of accumulated earnings	(623,912)	(584,776)
TOTAL STOCKHOLDERS' EQUITY	$171,171	$153,280
OP Units held by Non-controlling OP Unitholders (3)	130	986
TOTAL EQUITY	$171,301	$154,266
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$1,094,348	$1,133,471

(1)Refer to Note 2 “Related-Party Transactions”
(2)Refer to Note 7 “Commitments and Contingencies”
(3)Refer to Note 8 “Equity and Mezzanine Equity”

The accompanying notes are an integral part of these consolidated financial statements.

Gladstone Commercial Corporation
Consolidated Statements of Operations and Comprehensive Income
(Dollars in Thousands, Except Share and Per Share Data)

	For the year ended December 31,
	2024	2023	2022
Operating revenues
Lease revenue	$149,388	$147,584	$148,981
Total operating revenues	$149,388	$147,584	$148,981
Operating expenses
Depreciation and amortization	$55,786	$57,856	$60,154
Property operating expenses	25,418	25,858	26,832
Base management fee (1)	6,111	6,380	6,331
Incentive fee (1)	4,488	—	5,270
Administration fee (1)	2,567	2,350	1,864
General and administrative	3,879	4,363	3,705
Impairment charge	6,822	19,296	12,092
Total operating expense before incentive fee waiver	$105,071	$116,103	$116,248
Incentive fee waiver (1)	(2,263)	—	—
Total operating expenses	$102,808	$116,103	$116,248
Other income (expense)
Interest expense	$(37,395)	$(37,330)	$(32,457)
Gain on sale of real estate, net	14,229	7,737	10,052
Gain on debt extinguishment, net	300	2,830	—
Other income	326	204	454
Total other expense, net	$(22,540)	$(26,559)	$(21,951)
Net income	$24,040	$4,922	$10,782
Net (income) loss (available) attributable to OP Units held by Non-controlling OP Unitholders	(42)	63	23
Net income available to the Company	$23,998	$4,985	$10,805
Distributions attributable to Series E, F, and G preferred stock	(12,440)	(12,285)	(11,903)
Distributions attributable to senior common stock	(420)	(430)	(458)
Loss on extinguishment of Series F preferred stock, net	(14)	(11)	(10)
Gain on repurchase of Series G preferred stock	—	3	37
Net income (loss) available (attributable) to common stockholders	$11,124	$(7,738)	$(1,529)
Income (loss) per weighted average share of common stock - basic & diluted
Income (loss) available (attributable) to common stockholders	$0.27	$(0.19)	$(0.04)
Weighted average shares of common stock outstanding
Basic and Diluted	41,766,263	39,943,167	38,950,734
Distributions declared per common share	$1.2000	$1.2000	$1.5048
Earnings per weighted average share of senior common stock	$1.05	$1.05	$1.05
Weighted average shares of senior common stock outstanding - basic	398,828	409,903	436,667
Comprehensive income (loss)
Change in unrealized gain (loss) related to interest rate hedging instruments, net	$2,702	$(4,853)	$12,115
Other comprehensive income (loss)	2,702	(4,853)	12,115
Net income	$24,040	$4,922	$10,782
Comprehensive income	$26,742	$69	$22,897
Comprehensive (income) loss (available) attributable to OP Units held by Non-controlling OP Unitholders	(42)	63	23
Total comprehensive income available to the Company	$26,700	$132	$22,920

(1)Refer to Note 2 “Related-Party Transactions”

The accompanying notes are an integral part of these consolidated financial statements.

Gladstone Commercial Corporation
Consolidated Statements of Equity
(Dollars in Thousands)

	Series F Preferred Stock	Common Stock	Senior Common Stock	Senior Common Stock	Common Stock	Series F Preferred Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income	Distributions in Excess of Accumulated Earnings	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
Balance at December 31, 2021	422,920	37,473,587	600,061	$1	$37	$—	$671,134	$(1,346)	$(468,908)	$200,918	$1,259	$202,177
Issuance of common stock and Series F preferred stock, net	247,975	2,130,056	—	—	2	1	48,633	—	—	48,636	—	48,636
Conversion of senior common stock to common stock	—	140,716	(168,997)	—	—	—	—	—	—	—	—	—
Distributions declared to common, senior common, preferred stockholders and Non-controlling OP Unit holders	—	—	—	—	—	—	—	—	(71,027)	(71,027)	(454)	(71,481)
Comprehensive income	—	—	—	—	—	—	—	12,115	—	12,115	—	12,115
Reclassification into interest expense	—	—	—	—	—	—	—	871	—	871	—	871
Issuance of Non-controlling OP Units as consideration in real estate acquisitions, net	—	—	—	—	—	—	—	—	—	—	2,394	2,394
Redemption of Series F preferred stock, net	—	—	—	—	—	—	174	—	(10)	164	—	164
Repurchase of Series G preferred stock, net	—	—	—	—	—	—	—	—	37	37	—	37
Adjustment to OP Units held by Non-controlling OP Unitholders resulting from changes in ownership of the Operating Partnership	—	—	—	—	—	—	1,386	—	—	1,386	(1,386)	—
Net income	—	—	—	—	—	—	—	—	10,805	10,805	(23)	10,782
Balance at December 31, 2022	670,895	39,744,359	431,064	$1	$39	$1	$721,327	$11,640	$(529,104)	$203,904	$1,790	$205,694
Issuance of common stock and Series F preferred stock, net	247,706	238,078	—	—	1	—	7,118	—	—	7,119	—	7,119
Conversion of senior common stock to common stock	—	18,114	(24,639)	—	—	—	—	—	—	—	—	—
Retirement of senior common stock, net	—	—	—	—	—	—	52	—	—	52	—	52
Distributions declared to common, senior common, preferred stockholders and Non-controlling OP Unit holders	—	—	—	—	—	—	—	—	(60,649)	(60,649)	(457)	(61,106)
Comprehensive income	—	—	—	—	—	—	—	(4,853)	—	(4,853)	—	(4,853)
Reclassification into interest expense	—	—	—	—	—	—	—	971	—	971	—	971
Redemptions of OP Units	—	80,825	—	—	—	—	1,040	—	—	1,040	(1,040)	—
Redemption of Series F preferred stock, net	—	—	—	—	—	—	477	—	(11)	466	—	466
Repurchase of Series G preferred stock, net	—		—	—	—	—	—	—	3	3	—	3
Repurchase of common stock, net	—	(80,780)	—	—	—	—	998	—	—	998	—	998
Adjustment to OP Units held by Non-controlling OP Unitholders resulting from changes in ownership of the Operating Partnership	—	—	—	—	—	—	(756)	—	—	(756)	756	—

Net income	—	—	—	—	—	—	—	—	4,985	4,985	(63)	4,922
Balance at December 31, 2023	918,601	40,000,596	406,425	$1	$40	$1	$730,256	$7,758	$(584,776)	$153,280	$986	$154,266
Issuance of common stock and Series F preferred stock, net	70,020	3,699,597	—	—	4	—	51,721	—	—	51,725	—	51,725
Conversion of senior common stock to common stock	—	14,676	(17,235)	—	—	—	—	—	—	—	—	—
Distributions declared to common, senior common, preferred stockholders and Non-controlling OP Unit holders	—	—	—	—	—	—	—	—	(63,120)	(63,120)	(184)	(63,304)
Comprehensive income	—	—	—	—	—	—	—	2,702	—	2,702	—	2,702
Reclassification into interest expense	—	—	—	—	—	—	—	188	—	188	—	188
Redemptions of OP Units	—	271,169	—	—	—	—	3,865	—	—	3,865	(3,865)	—
Redemption of Series F preferred stock, net	(74,068)	—	—	—	—	—	1,698	—	(14)	1,684	—	1,684
Adjustment to OP Units held by Non-controlling OP Unitholders resulting from changes in ownership of the Operating Partnership	—	—	—	—	—	—	(3,151)	—	—	(3,151)	3,151	—
Net income	—	—	—	—	—	—	—	—	23,998	23,998	42	24,040
Balance at December 31, 2024	914,553	43,986,038	389,190	$1	$44	$1	$784,389	$10,648	$(623,912)	$171,171	$130	$171,301
The accompanying notes are an integral part of these consolidated financial statements.

Gladstone Commercial Corporation
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	For the year ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$24,040	$4,922	$10,782
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,786	57,856	60,154
Impairment charge	6,822	19,296	12,092
Gain on debt extinguishment, net	(300)	(2,830)	—
Gain on sale of real estate, net	(14,229)	(7,737)	(10,052)
Amortization of deferred financing costs	1,631	1,646	3,482
Amortization of deferred rent asset and liability, net	(6,813)	(7,457)	(4,215)
Increase in sales-type lease receivable	(136)	—	—
Amortization of discount and premium on assumed debt, net	34	41	47
Asset retirement obligation expense	133	126	99
Amortization of right-of-use asset from operating leases and operating lease liabilities, net	7	27	29
Bad debt expense	64	—	—
Operating changes in assets and liabilities
Decrease (increase) in other assets	1,278	1,483	(619)
Decrease in deferred rent receivable	(5,541)	(3,161)	(1,330)
(Decrease) increase in accounts payable and accrued expenses	(41)	(11)	1,600
Decrease in amount due to Adviser and Administrator	(16)	(800)	(75)
Decrease in other liabilities	(983)	(722)	(942)
Leasing commissions paid	(4,783)	(2,312)	(1,875)
Net cash provided by operating activities	$56,953	$60,367	$69,177
Cash flows from investing activities:
Acquisition of real estate and related intangible assets	$(27,357)	$(30,018)	$(112,970)
Improvements of existing real estate	(12,797)	(6,674)	(6,822)
Proceeds from sale of real estate	37,635	37,008	39,499
Receipts from lenders for funds held in escrow	2,996	4,972	5,945
Payments to lenders for funds held in escrow	(848)	(3,669)	(7,459)
Receipts from tenants for reserves	952	1,037	1,843
Payments to tenants from reserves	(2,308)	(1,518)	(2,549)
Net cash (used in) provided by investing activities	$(1,727)	$1,138	$(82,513)
Cash flows from financing activities:
Proceeds from issuance of equity	$55,425	$10,225	$49,676
Offering costs paid	(821)	(538)	(1,073)
Redemption of Series F preferred stock	(1,712)	(488)	(184)
Retirement of senior common stock	—	(52)
Repurchase of Series G preferred stock	—	(12)	(176)
Repurchase of common stock	—	(998)
Borrowings under mortgage notes payable	15,240	9,000	62,913
Payments for deferred financing costs	(1,379)	(400)	(5,355)
Principal repayments on mortgage notes payable	(41,560)	(70,083)	(153,744)
Borrowings on term loan	—	—	150,000
Repayments on term loan	(20,000)	—	(5,000)
Borrowings under senior unsecured notes	75,000	—	—
Borrowings from revolving credit facility	83,400	123,600	111,750
Repayments on revolving credit facility	(157,250)	(71,100)	(122,050)
Increase in security deposits	158	104	485
Distributions paid for common, senior common, preferred stock and Non-controlling OP Unitholders	(62,788)	(60,620)	(71,092)
Net cash (used in) provided by financing activities	$(56,287)	$(61,362)	$16,150
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(1,061)	$143	$2,814
Cash, cash equivalents, and restricted cash at beginning of period	$16,135	$15,992	$13,178
Cash, cash equivalents, and restricted cash at end of period	$15,074	$16,135	$15,992
SUPPLEMENTAL AND NON-CASH INFORMATION
Cash paid for interest	$35,666	$33,136	$27,844

Tenant funded fixed asset improvements included in deferred rent liability, net	$(479)	$(1,312)	$17,898
Derecognized carry value of property to sales-type lease receivable	$(14,553)	$—	$—
Capital improvements and leasing commissions included in accounts payable and accrued expenses	$5,125	$5,475	$1,632
Unrealized gain related to interest rate hedging instruments, net	$2,702	$(4,853)	$12,115
Increase in asset retirement obligation assumed in acquisition	$—	$95	$979
Non-controlling OP Units issued in connection with acquisition	$—	$—	$2,394
Dividends paid on Series F preferred stock via additional share issuances	$516	$487	$389

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (dollars in thousands):

	For the year ended December 31,
	2024	2023	2022
Cash and cash equivalents	$10,956	$11,985	$11,653
Restricted cash	4,118	4,150	4,339
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$15,074	$16,135	$15,992

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

Subsidiaries

We conduct substantially all of our operations through the Operating Partnership. We currently control the sole general partner of the Operating Partnership and own, directly or indirectly, a majority of the limited partnership interests in the Operating Partnership (“Non-controlling OP Units”) through two of our subsidiaries, GCLP Business Trust I and II. The financial position and results of operations of the Operating Partnership are consolidated within our financial statements. As of December 31, 2024 and 2023, the Company owned 99.9% and 99.2%, respectively, of the outstanding OP Units (See Note 8, “Equity and Mezzanine Equity” for additional discussion regarding OP Units).

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

Above-market and below-market in-place lease fair values for acquired properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. When determining the non-cancelable term of the lease, we evaluate which fixed-rate renewal options, if any, should be included. The capitalized above-market lease values, included in the accompanying consolidated balance sheets as part of deferred rent receivable, are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. Total amortization related to above-market lease values was $0.5 million, $0.6 million, and $0.8 million for the years ended December 31, 2024, 2023, and 2022, respectively. The capitalized below-market lease values, included in the accompanying consolidated balance sheets as part of deferred rent liability, are amortized as an increase to rental income over the remaining non-cancelable terms of the respective leases, including any below market renewal periods. Total amortization related to below-market lease values was $7.3 million, $8.0 million, and $5.1 million for the years ended December 31, 2024, 2023, and 2022, respectively.

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

The value of in-place leases and lease origination costs are amortized to amortization expense over the remaining term of the respective leases, which generally range from seven to 15 years. The value of customer relationship intangibles, which is the benefit to us resulting from the likelihood of an existing tenant renewing its lease, are amortized to amortization expense over the remaining term and any anticipated renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Total amortization expense related to these intangible assets and liabilities was $16.3 million, $16.7 million, and $19.1 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Should a tenant terminate its lease, the unamortized portion of the above-market and below-market lease values would be charged to rental income and the unamortized portion of in-place lease values, lease origination costs and customer relationship intangibles will be charged to amortization expense through the revised termination date.

Sales-Type Lease Receivable

We assess lease classification at lease commencement to determine whether a lease should be accounted for as an operating, sales-type, or direct finance lease, as outlined in ASC 842 “Leases” (“ASC 842”). For leases that meet the qualifications to be classified as a sales-type lease, we record a net investment in the lease, calculated as the sum of the present value of the future lease payments and unguaranteed residual value, discounted using the rate implicit in the lease. A selling profit or loss, equal to the difference between the net investment in the lease and the carrying value, is recognized at lease commencement.

Allowance for Credit Losses

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326).” The new standard required more timely recognition of credit losses on loans and other financial instruments that are not accounted for at fair market value through net income. The standard also required that financial assets measured at amortized cost be presented at the net amount anticipated to be collected, through an allowance for credit losses that is deducted from the amortized cost basis, based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets. We adopted ASU 2016-13 during the year ended December 31, 2024.

We measure and record expected credit losses for our sales-type lease receivable in our consolidated balance sheet in accordance with ASC 326 “Financial Instruments-Credit Losses” (“ASC 326” or “CECL”). In developing the expected credit loss, we utilize a probability of default method. We estimate the credit loss using the probability of tenant default, the loss given a tenant default, and the loss exposure. Various factors are considered under this method, including tenant’s financial strength, historical losses, and current payment collectibility status. The resulting allowance is recorded as a reduction to the sales-type lease receivable, net, on the consolidated balance sheets. We evaluate the allowance quarterly basis, at minimum, or whenever we become aware of changes in the tenant or guarantor’s credit or collectibility status.

Impairment Charges

We account for the impairment of real estate in accordance with ASC 360-10-35, “Property, Plant, and Equipment,” which requires us to periodically review the carrying value of each property to determine if circumstances indicate impairment of the carrying value of the investment exists or that depreciation periods should be modified. In determining if impairment exists, we consider such factors as each tenant’s payment history and financial condition, the likelihood of lease renewal, business conditions in the industry in which the tenants operate, whether there are indications that the fair value of the real estate has decreased or our intended holding period of the property is shortened. If any of the factors above indicate the possibility of impairment, we prepare a projection of the undiscounted future cash flows, without interest charges, of the specific property and determine if the carrying amount of such property is recoverable. In preparing the projection of undiscounted future cash flows, we estimate cap rates, market rental rates, and tenant improvement allowances using information that we obtain from market comparability studies and other comparable sources, and apply the undiscounted cash flows against our expected holding period. If impairment were indicated, the carrying value of the property would be written down to its estimated fair value based on our best estimate of the property’s discounted future cash flows using market derived cap rates, discount rates and market rental rates applied against our expected hold period. We evaluate our entire portfolio of properties each quarter for any impairment indicators and perform an impairment analysis on those select properties that have an indication of impairment.

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

Deferred Financing Costs

Deferred financing costs consist of costs incurred to obtain financing, including legal fees, origination fees and administrative fees. The costs are deferred and amortized using the straight-line method, which approximates the effective interest method, over the term of the secured financing. We made payments of $1.4 million, $0.4 million, and $5.4 million for deferred financing costs during the years ended December 31, 2024, 2023, and 2022, respectively. Total amortization expense related to deferred financing costs is included in interest expense and was $1.6 million, $1.6 million, and $3.5 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Gains (Losses) on Sale of Real Estate, Net

Gains (losses) on sale of real estate, net, consist of the excess consideration received for a property over the property carrying value at the time of sale, or gains on real estate, offset by consideration received for a property less than the property carrying value at the time of sale, or loss on sale of real estate.

Lease Revenue

Lease revenue includes rents that each tenant pays in accordance with the terms of its respective lease reported evenly over the non-cancelable term of the lease. Most of our leases contain rental increases at specified intervals. We recognize such revenues on a straight-line basis. Deferred rent receivable in the accompanying consolidated balance sheet includes the cumulative difference between lease revenue, as recorded on a straight-line basis, and rents received from the tenants in accordance with the lease terms, along with the capitalized above-market in-place lease values of certain acquired properties. Deferred rent liability in the accompanying consolidated balance sheet includes the capitalized below-market in-place lease values of certain acquired properties. Accordingly, we determine, in our judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. We review deferred rent receivable, as it relates to straight line rents, on a quarterly basis and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the geographic area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, we record an allowance for uncollectible accounts or record a direct write-off of the specific rent receivable. We incurred $0.1 million, $0.4 million, and $0.4 million in deferred rent write offs during each of the years ended December 31, 2024, 2023, and 2022, respectively.

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

We may recognize a tax benefit from an uncertain tax position when it is more-likely-than-not (defined as a likelihood of more than 50%) that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. If a tax position does not meet the more-likely-than-not recognition threshold, despite our belief that the filing position is supportable, the benefit of that tax position is not recognized in the statements of operations. We recognize interest and penalties, as applicable, related to unrecognized tax benefits as a component of income tax expense. We recognize unrecognized tax benefits in the period that the uncertainty is eliminated by either affirmative agreement of the uncertain tax position by the applicable taxing authority, or by expiration of the applicable statute of limitation. For the years ended December 31, 2024, 2023, and 2022, we did not record any provisions for uncertain tax positions.

Asset Retirement Obligations

ASC 410, “Asset Retirement and Environmental Obligation,” requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. ASC 410-20-20 clarifies that the term “Conditional Asset Retirement Obligation” refers to a legal obligation (pursuant to existing laws or by contract) to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. ASC 410-20-25-6 clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We have accrued a liability at the present value of the estimated payments expected to be made and corresponding increase to the cost of the related properties for disposal related to all properties constructed prior to 1985 that have, or may have, asbestos present in the building. The liabilities are accreted to their estimated obligation over the life of the leases for the respective properties. We did not accrue any liabilities in connection with acquisitions for the year ended December 31, 2024, and accrued $0.1 million and $1.0 million of liabilities in connection with acquisitions for the years ended December 31, 2023, and 2022, respectively. We recorded accretion expense of $0.1 million in each of the years ended December 31, 2024, 2023, and 2022, to general and administrative expense. Costs of future expenditures for obligations are discounted to their present value. The aggregate undiscounted obligation on all properties is $10.5 million and the discount rates used in the calculations range from 2.0% to 7.0%. We do not expect to make any material payments in conjunction with these obligations in each of the next five years.

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

Comprehensive Income

We record the effective portion of changes in the fair value of the interest rate cap and swap agreements that qualify as cash flow hedges to accumulated other comprehensive income. For the years ended December 31, 2024, 2023, and 2022, we reconciled net income to comprehensive income on the consolidated statements of operations and comprehensive income in the accompanying consolidated financial statements.

Segment Reporting

In November 2023, the Financial Accounting Standards Board (“FASB”) issued accounting standard update (“ASU”) 2023-07, “Segment Reporting - Improvements to Reportable Segment Disclosures” to improve reportable segments disclosure requirements. The ASU requires existing annual segment disclosures to also be disclosed on an interim basis and also requires additional disclosures around significant segment expenses and disclosures to identify the title and position of the chief operating decision maker (“CODM”). The standard is effective for the fiscal year ended December 31, 2024, and interim periods thereafter. We adopted ASU 2023-07 as of December 31, 2024.

Our current business strategy includes one reporting segment: Real Estate Rental Operations. We generate revenues, earnings, net income, and cash flows through our single segment as follows: We collect rent from our customers through operating leases, including reimbursements for the majority of our property operating costs. We expect to generate earnings growth by increasing rents, maintaining high occupancy rates, and controlling expenses. The primary drivers of our revenue growth will be the rolling of in-place leases to current market rents when leases expire, and the acquisition of new properties. We believe our active portfolio management, combined with the skills of our asset management team will allow us to maximize net income across our portfolio.

Our CODM is our Chief Executive Officer. The CODM uses consolidated net income to make decisions about allocating resources to individual properties and assessing performance. The CODM will sometimes reference other metrics, including net operating income, however, as net income is the measure most consistent with the amounts disclosed in the consolidated financial statements, only consolidated net income is disclosed.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”). ASU 2024-03 requires public entities to disaggregate specific types of expenses, including disclosures for depreciation, intangible asset amortization, and selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, with prospective application required and retrospective application or early adoption permitted. We are currently evaluating the impact from adopting ASU 2024-03 on our consolidated financial statements and disclosures.

2. Related-Party Transactions

Gladstone Management Corporation and Gladstone Administration, LLC

We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator, which collectively employ all of our personnel and pay their salaries, benefits, and general expenses directly. Both our Adviser and Administrator are affiliates of ours, as their parent company is owned and controlled by Mr. Gladstone, our chairman and chief executive officer. One of our executive officers, Mr. Gladstone, serves as a director and executive officer of our Adviser and our Administrator. Our president, Mr. Cooper, is also an executive vice president of commercial and industrial real estate of our Adviser. Mr. Michael LiCalsi, our general counsel and secretary, also serves as our Administrator’s president, general counsel and secretary, as well as executive vice president of administration of our Adviser. We have entered into an advisory agreement with our Adviser, as amended from time to time (the “Advisory Agreement”), and an administration agreement with our Administrator (the “Administration Agreement”). The services and fees under the Advisory Agreement and Administration Agreement are described below. As of December 31, 2024 and December 31, 2023, $2.5 million and $2.6 million, respectively, was collectively due to our Adviser and Administrator.

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

For the years ended December 31, 2024, 2023, and 2022, we recorded a base management fee of $6.1 million, $6.4 million, and $6.3 million, respectively.

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

On January 10, 2023, the Company amended and restated the Sixth Amended Advisory Agreement by entering into the Seventh Amended and Restated Investment Advisory Agreement between the Company and the Adviser (the “Seventh Amended Advisory Agreement”), as approved unanimously by our Board of Directors, including specifically, our independent directors. The Seventh Amended Advisory Agreement contractually eliminated the payment of the incentive fee, as applicable, for the quarters ended March 31, 2023 and June 30, 2023. The calculation of the other fees remained unchanged.

On July 11, 2023, the Company amended and restated the Seventh Amended Advisory Agreement by entering into the Eighth Amended Advisory Agreement (the “Eighth Amended Advisory Agreement”), as approved unanimously by our Board of Directors, including specifically, our independent directors. The Eighth Amended Advisory Agreement contractually eliminated the payment of the incentive fee for the quarters ended September 30, 2023 and December 31, 2023. In addition, the Eighth Amended Advisory Agreement also clarified that for any future quarter whereby an incentive fee would exceed by greater than 15% the average quarterly incentive fee paid, the measurement would be versus the last four quarters where an incentive fee was actually paid. The calculation of the other fees remained unchanged.

For the year ended December 31, 2024, we recorded an incentive fee of $4.5 million, partially offset by credits related to non-contractual, unconditional, and irrevocable waivers issued by the Adviser of $2.3 million. For the year ended December 31, 2023, the contractually eliminated incentive fee would have been $4.6 million. For the year ended December 31, 2022, we recorded an incentive fee of $5.3 million. Our Adviser did not waive any portion of the incentive fee for the year ended December 31, 2022. Waivers are non-contractual, unconditional, and irrevocable and cannot be recouped by the Adviser in the future.

Capital Gain Fee

Under the Advisory Agreement, we will pay to the Adviser a capital gains-based incentive fee that will be calculated and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement). In determining the capital gain fee, we calculate aggregate realized capital gains and aggregate realized capital losses for the applicable time period. For this purpose, aggregate realized capital gains and losses, if any, equals the realized gain or loss calculated by the difference between the sales price of the property, less any costs to sell the property and the all-in acquisition cost of the disposed property. At the end of the fiscal year, if this number is positive, then the capital gain fee payable for such time period shall equal 15.0% of such amount. No capital gain fee was recognized during the years ended December 31, 2024, 2023, or 2022.

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

Administration Agreement

Under the terms of the Administration Agreement, we pay separately for our allocable portion of our Administrator’s overhead expenses in performing its obligations to us including, but not limited to, rent and our allocable portion of the salaries and benefits expenses of our Administrator’s employees, including, but not limited to, our chief financial officer, treasurer, chief compliance officer, general counsel and secretary (who also serves as our Administrator’s president, general counsel and secretary), and their respective staffs. Our allocable portion of the Administrator’s expenses are generally derived by multiplying our Administrator’s total expenses by the approximate percentage of time the Administrator’s employees perform services for us in relation to their time spent performing services for all companies serviced by our Administrator under contractual agreements. We believe that the methodology of allocating the Administrator’s total expenses by approximate percentage of time services were performed among all companies serviced by our Administrator more closely approximates fees paid to actual services performed. For the years ended December 31, 2024, 2023, and 2022, we recorded an administration fee of $2.6 million, $2.4 million, and $1.9 million, respectively. Our Board of Directors reviews and considers approving or renewing the Administration Agreement each July.

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

Mortgage Financing Arrangement Agreement

We entered into an agreement with Gladstone Securities, effective June 18, 2013, for it to act as our non-exclusive agent to assist us with arranging mortgage financing for our owned properties. In connection with this engagement, Gladstone Securities will, from time to time, continue to solicit the interest of various commercial real estate lenders or recommend to us third-party lenders offering credit products or packages that are responsive to our needs. We pay Gladstone Securities a financing fee in connection with the services it provides to us for securing mortgage financing on any of our properties. The amount of these financing fees, which are payable upon closing of the financing, are based on a percentage of the amount of the mortgage, generally ranging from 0.15% to a maximum of 1.0% of the mortgage obtained. The amount of the financing fees may be reduced or eliminated, as determined by us and Gladstone Securities, after taking into consideration various factors, including, but not limited to, the involvement of any third party brokers and market conditions. We paid financing fees to Gladstone Securities of $0.1 million, $0.1 million, and $0.3 million during the years ended December 31, 2024, 2023, and 2022, respectively, which are included in mortgage notes payable, net, in the consolidated balance sheets, or 0.28%, 0.29%, and 0.33% of total mortgage principal secured or extended during the respective periods. Our Board of Directors renewed the agreement for an additional year, through August 31, 2025, at its July 2024 meeting.

Dealer Manager Agreement

On February 20, 2020, we entered into a dealer manager agreement, as amended by that certain First Amendment on February 9, 2023 (the “Dealer Manager Agreement”), whereby Gladstone Securities will act as the exclusive dealer manager in connection with our offering (the “Offering”) of up to (i) 20,000,000 shares of our 6.00% Series F Cumulative Redeemable Preferred Stock of the Company, par value $0.001 per share (the “Series F Preferred Stock”), on a “reasonable best efforts” basis (the “Primary Offering”), and (ii) 6,000,000 shares of Series F Preferred Stock pursuant to our distribution reinvestment plan (the “DRIP”) to those holders of the Series F Preferred Stock who participate in such DRIP. The Series F Preferred Stock was previously registered with the SEC pursuant to a registration statement on Form S-3 (File No. 333-268549), as the same may be amended and/or supplemented (the “2022 Registration Statement”), under the Securities Act of 1933, and was offered and sold pursuant to a prospectus supplement, dated February 9, 2023, and a base prospectus dated November 23, 2022 relating to the 2022 Registration Statement. The Series F Preferred Stock is currently registered with the SEC pursuant to a registration statement on Form S-3 (File No. 333-277877), as the same may be amended and/or supplemented (the “2024 Registration Statement”), under the Securities Act, and is offered and sold pursuant to a prospectus supplement dated May 1, 2024, and a base prospectus dated March 21, 2024 relating to the 2024 Registration Statement (the “Prospectus”). During the years ended December 31, 2022 and 2023, the Series F Preferred Stock was registered with the SEC pursuant to the 2022 Registration Statement, and offered and sold pursuant to a prospectus supplement, dated February 9, 2023, and a base prospectus dated November 23, 2022. During the year ended December 31, 2024, the Series F Preferred Stock was registered with the SEC pursuant to the 2024 Registration Statement, and offered and sold pursuant to a prospectus supplement, dated May 1, 2024, and a base prospectus dated March 21, 2024.

Under the Dealer Manager Agreement, Gladstone Securities, as dealer manager, will provide certain sales, promotional and marketing services to the Company in connection with the Offering, and the Company will pay Gladstone Securities (i) selling commissions of 6.0% of the gross proceeds from sales of Series F Preferred Stock in the Primary Offering (the “Selling Commissions”), and (ii) a dealer manager fee of 3.0% of the gross proceeds from sales of Series F Preferred Stock in the Primary Offering (the “Dealer Manager Fee”). No Selling Commissions or Dealer Manager Fee shall be paid with respect to Shares sold pursuant to the DRIP. Gladstone Securities may, in its sole discretion, reallow a portion of the Dealer Manager Fee to participating broker-dealers in support of the Offering. We paid fees of $0.1 million, $0.5 million, and $0.5 million to Gladstone Securities during the years ended December 31, 2024, 2023 and 2022, respectively, in connection with the Offering.

3. Earnings (loss) per Share of Common Stock

The following tables set forth the computation of basic and diluted earnings (loss) per share of common stock for the years ended December 31, 2024, 2023 and 2022, respectively. The OP Units held by Non-controlling OP Unitholders (which may be redeemed for shares of common stock) have been excluded from the diluted earnings per share calculation, as there would be no effect on the amounts since the Non-controlling OP Unitholders’ share of income would also be added back to net income. Net income figures are presented net of such non-controlling interests in the earnings per share calculation.

We computed basic earnings (loss) per share for the years ended December 31, 2024, 2023 and 2022, respectively, using the weighted average number of shares outstanding during the periods. Diluted earnings (loss) per share for the years ended December 31, 2024, 2023 and 2022, reflects additional shares of common stock related to our convertible Senior Common Stock, if the effect would be dilutive, that would have been outstanding if dilutive potential shares of common stock had been issued, as well as an adjustment to net income (loss) available (attributable) to common stockholders as applicable to common stockholders that would result from their assumed issuance (dollars in thousands, except per share amounts).

	For the year ended December 31,
	2024	2023	2022
Calculation of basic earnings (loss) per share of common stock:
Net income (loss) available (attributable) to common stockholders	$11,124	$(7,738)	$(1,529)
Denominator for basic weighted average shares of common stock (1)	41,766,263	39,943,167	38,950,734
Basic earnings (loss) per share of common stock	$0.27	$(0.19)	$(0.04)
Calculation of diluted earnings (loss) per share of common stock:
Net income (loss) available (attributable) to common stockholders	$11,124	$(7,738)	$(1,529)
Net income (loss) available (attributable) to common stockholders plus assumed conversions (2)	$11,124	$(7,738)	$(1,529)
Denominator for basic weighted average shares of common stock (1)	41,766,263	39,943,167	38,950,734
Effect of convertible Senior Common Stock (2)	—	—	—
Denominator for diluted weighted average shares of common stock (2)	41,766,263	39,943,167	38,950,734
Diluted earnings (loss) per share of common stock	$0.27	$(0.19)	$(0.04)
(1)The weighted average number of OP Units held by Non-controlling OP Unitholders was 157,160, 382,563, and 294,941 for the years ended December 31, 2024, 2023, and 2022, respectively.
(2)We excluded convertible shares of Senior Common Stock of 330,456, 345,132 and 363,246 from the calculation of diluted earnings per share for the years ended December 31, 2024, 2023 and 2022, respectively, because it was anti-dilutive.

4. Real Estate and Intangible Assets

Real Estate

The following table sets forth the components of our investments in real estate as of December 31, 2024 and 2023, respectively, excluding real estate held for sale as of December 31, 2024 (dollars in thousands):

	December 31, 2024	December 31, 2023
Real estate:
Land (1)	$139,743	$143,442
Building and improvements	1,017,534	1,020,661
Tenant improvements	54,516	57,261
Accumulated depreciation	(319,646)	(299,662)
Real estate, net	$892,147	$921,702
(1)This amount includes $2,711 of land value subject to land lease agreements which we may purchase at our option for a nominal fee.

Real estate depreciation expense on building and tenant improvements was $39.5 million, $41.2 million, and $41.1 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Acquisitions

During the years ended December 31, 2024 and 2023, we acquired seven and five properties, respectively, which are summarized below (dollars in thousands):

Year Ended		Aggregate Square Footage	Weighted Average Lease Term	Aggregate Purchase Price	Aggregate Capitalized Acquisition Costs
December 31, 2024	(1)	316,727	20.8 years	$27,357	$570
December 31, 2023	(2)	321,432	19.3 years	$30,018	$528
(1)On May 7, 2024, we acquired a five-property, 142,125 square foot portfolio in Warfordsburg, Pennsylvania for $12.0 million. The property is fully leased to one tenant and had 25.1 years of remaining lease term at the time we acquired the property. On August 29, 2024, we acquired a 50,102 square foot property in Midland, Texas for $10.2 million. The property is fully leased to one tenant and had 15.0 years of remaining lease term at the time we acquired the property. On November 15, 2024, we acquired a 124,500 square foot property in St. Clair, Missouri for $5.2 million. The property is fully leased to one tenant and had 20.0 years of remaining lease term at the time we acquired the property.
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

We determined the fair value of assets acquired and liabilities assumed related to the properties acquired during the years ended December 31, 2024 and 2023, respectively, as follows (dollars in thousands):

	Year ended December 31, 2024		Year ended December 31, 2023
Acquired assets and liabilities	Purchase price		Purchase price
Land	$2,862		$4,629
Building	18,919		19,726
Tenant Improvements	613		997
In-place Leases	1,921		1,642
Leasing Costs	2,580		2,733
Customer Relationships	527		684
Above Market Leases	90	(1)	—
Below Market Leases	(155)	(2)	(393)	(2)
Total Purchase Price	$27,357		$30,018
(1)This amount includes $90 of loans receivable included in Other assets on the consolidated balance sheets.

(2)This amount includes $155 and $393 of prepaid rent included in Other liabilities on the consolidated balance sheets, respectively.

Future Lease Payments

Future operating lease payments from tenants under non-cancelable leases, excluding tenant reimbursement of expenses, for each of the five succeeding fiscal years and thereafter is as follows (dollars in thousands):

Year	Tenant Lease Payments
2025	$121,496
2026	117,748
2027	103,289
2028	90,869
2029	82,912
Thereafter	400,392
$916,706

Future sales-types lease payments from tenants under non-cancelable leases and reasonably certain purchase options, for each of the five succeeding fiscal years and thereafter is as follows (dollars in thousands):

Year	Tenant Lease Payments
2025	$19,722
2026	—
2027	—
2028	—
2029	—
Thereafter	—
$19,722
Difference between undiscounted cash flow and present value	1,086
Sales-type lease receivable	$18,636

In accordance with the lease terms, substantially all operating expenses are required to be paid by the tenant; however, we would be required to pay operating expenses on the respective properties in the event the tenants fail to pay them.

Lease Revenue Reconciliation

The table below sets forth the allocation of lease revenue between fixed contractual lease payments and variable lease payments for the years ended December 31, 2024, 2023, and 2022, respectively (dollars in thousands):

	For the year ended December 31,
Lease revenue reconciliation	2024	2023	2022
Fixed lease payments	$132,272	$130,551	$132,032
Variable lease payments	17,116	17,033	16,949
	$149,388	$147,584	$148,981

Sales-Type Leases

For the year ended December 31, 2024, we had one lease classified as a sales-type lease. We recorded a sales-type lease receivable of $18.6 million in the consolidated balance sheet, net of $0.02 million in allowance for credit loss, and derecognized the carry value of $14.6 million in the consolidated balance sheet. We recognized a $3.9 million selling profit from sale-type leases, net, that was included in gain on sale of real estate, net, in the consolidated statements of operations. For the year ended December 31, 2024, the interest income earned from sales-types leases of $0.1 million was included in other income in the consolidated statements of operations. There was no sales-type lease activity in the years ended December 31, 2023 and 2022. In developing the expected credit loss, we reviewed the tenant’s credit rating, which is AA- stable, and performed a collectibility analysis, confirming they were current on payments as of December 31, 2024. The sales-type lease receivable, net, approximates fair value as of December 31, 2024.

Accounts Receivable

At December 31, 2024 and 2023, accounts receivable from tenants totaled $1.4 million and $1.5 million, respectively, included in other assets on the consolidated balance sheets.

Intangible Assets

The following table summarizes the carrying value of intangible assets, liabilities and the accumulated amortization for each intangible asset and liability class as of December 31, 2024 and 2023, excluding real estate held for sale as of December 31, 2024 (dollars in thousands):

	December 31, 2024		December 31, 2023
	Lease Intangibles	Accumulated Amortization	Lease Intangibles	Accumulated Amortization
In-place leases	$96,392	$(64,830)	$98,615	$(63,269)
Leasing costs	89,093	(48,963)	84,844	(46,096)
Customer relationships	60,377	(36,962)	63,185	(36,231)
	$245,862	$(150,755)	$246,644	$(145,596)
	Deferred Rent Receivable/(Liability)	Accumulated (Amortization)/Accretion	Deferred Rent Receivable/(Liability)	Accumulated (Amortization)/Accretion
Above market leases	$13,718	$(11,582)	$13,431	$(10,675)
Below market leases and deferred revenue	(56,616)	34,620	(59,411)	30,087

Total amortization expense related to in-place leases, leasing costs and customer relationship lease intangible assets was $16.3 million, $16.7 million, and $19.1 million for the years ended December 31, 2024, 2023, and 2022, respectively, and is included in depreciation and amortization expense in the consolidated statement of operations and comprehensive income.

Total amortization related to above-market lease values was $0.5 million, $0.6 million, and $0.8 million for the years ended December 31, 2024, 2023, and 2022, respectively, and is included in lease revenue in the consolidated statement of operations and comprehensive income.

Total amortization related to below-market lease values was $7.3 million, $8.0 million, and $5.1 million for the years ended December 31, 2024, 2023, and 2022, respectively, and is included in lease revenue in the consolidated statement of operations and comprehensive income.

The weighted average amortization periods in years for the intangible assets acquired and liabilities assumed during the years ended December 31, 2024 and 2023, respectively, were as follows:

Intangible Assets & Liabilities	2024	2023
In-place leases	20.9	18.9
Leasing costs	20.9	18.9
Customer relationships	26.9	26.3
Above market leases	25.1	0.0
Below market leases	20.1	20.1
All intangible assets & liabilities	22.3	21.1

The estimated aggregate amortization expense to be recorded for in-place leases, leasing costs and customer relationships for each of the five succeeding fiscal years and thereafter is as follows, excluding real estate held for sale as of December 31, 2024 (dollars in thousands):

Year	Estimated Amortization Expense of In-Place Leases, Leasing Costs and Customer Relationships
2025	$15,229
2026	13,546
2027	11,896
2028	9,744
2029	8,976
Thereafter	35,716
$95,107

The estimated aggregate rental income to be recorded for the amortization of both above and below market leases for each of the five succeeding fiscal years and thereafter is as follows, excluding real estate held for sale as of December 31, 2024 (dollars in thousands):

Year	Net Increase to Rental Income Related to Above and Below Market Leases (1)
2025	$5,862
2026	3,771
2027	2,479
2028	2,468
2029	2,420
Thereafter	2,761
$19,761
(1)Does not include ground lease amortization of $99.

5. Real Estate Dispositions, Held for Sale, and Impairment Charges

Real Estate Dispositions

During the year ended December 31, 2024, we continued to execute our capital recycling program, whereby we sold properties and reinvested the proceeds into new real estate assets. We expect to continue to execute our capital recycling plan and sell non-core properties as reasonable disposition opportunities become available and use the sales proceeds to acquire properties in our target, secondary growth markets or pay down outstanding debt. During the year ended December 31, 2024, we sold seven non-core properties, located in Columbus, Ohio; Draper, Utah; Richardson, Texas; Egg Harbor, New Jersey; Cumming, Georgia; Lawrenceville, Georgia; and Fridley, Minnesota, which are summarized in the table below (dollars in thousands):

Aggregate Square Footage Sold	Aggregate Sales Price	Aggregate Sales Costs	Aggregate Impairment Charge for the Twelve Months Ended December 31, 2024	Aggregate Gain on Sale of Real Estate, net
486,927	$38,975	$1,340	$5,042	$10,300

Our 2024 dispositions were not classified as discontinued operations because they did not represent a strategic shift in operations, nor will they have a major effect on our operations and financial results. Accordingly, the operating results of these properties are included within continuing operations for all periods reported.

The table below summarizes the components of operating income from the real estate and related assets disposed of during the years ended December 31, 2024, 2023, and 2022, respectively (dollars in thousands):

	For the year ended December 31,
	2024		2023		2022
Operating revenue	$2,081		$4,995		$9,206
Operating expense	6,219	(1)	22,051	(3)	8,439
Other income (expense), net	10,381	(2)	(985)		(1,335)
Income (expense) from real estate and related assets sold	$6,243		$(18,041)		$(568)
(1)Includes a $5.0 million impairment charge.
(2)Includes a $10.3 million gain on sale of real estate, net, from seven property sales and a $0.3 million gain on debt extinguishment from two property sales.
(3)Includes a $15.7 million impairment charge.

Real Estate Held for Sale

At December 31, 2024, we had two properties classified as held for sale, located in Hickory, North Carolina and Tifton, Georgia. We consider these assets to be non-core to our long term strategy.

At December 31, 2023, we had three properties classified as held for sale, located in Richardson, Texas; Columbus, Ohio; and Tifton, Georgia.

The table below summarizes the components of the assets held for sale at December 31, 2024 reflected on the accompanying consolidated balance sheet (dollars in thousands):

	December 31, 2024	December 31, 2023
Total real estate held for sale	$4,337	$27,496
Lease intangibles, net	26	1,284
Deferred rent receivable, net	—	7
Total Assets Held for Sale	$4,363	$28,787
Liabilities Held for Sale
Deferred rent liability, net	$—	$676
Total Liabilities Held for Sale	$—	$676

Impairment Charges

We evaluated our portfolio for triggering events to determine if any of our held and used assets were impaired during the year ended December 31, 2024 and identified one held and used asset, located in Oklahoma City, Oklahoma, which was impaired by $1.8 million during the quarter ended December 31, 2024. In performing our impairment testing, the undiscounted cash flows were below the carrying value, which resulted in recognizing an impairment charge.

We evaluated our held for sale assets to determine if any of these assets were impaired during the year ended December 31, 2024 and identified two held for sale assets, located in Richardson, Texas and Fridley, Minnesota, which were impaired by an aggregate $5.0 million during the three months ended March 31, 2024 and September 30, 2024. In performing our held for sale assessment, the carrying value of these assets were above the fair value, less costs of sale. As a result, we impaired these properties to equal the fair market value less costs of sale. The properties were sold during the year ended December 31, 2024.

During the year ended December 31, 2023, we identified two held and used assets, located in Draper, Utah and Egg Harbor, New Jersey, which were impaired by an aggregate $8.0 million during the quarters ended September 30, 2023 and December 31, 2023. In performing our impairment testing, the undiscounted cash flows were below the carrying value, which resulted in an impairment charge. We also identified three held for sale assets, located in Richardson, Texas, Taylorsville, Utah, and Columbus, Ohio, which were impaired by an aggregate $11.3 million during the three months ended June 30, 2023 and December 31, 2023. In performing our held for sale assessment, the carrying value of these assets were above the fair value, less costs of sale, which resulted in us recognizing an impairment charge.

Fair market value for this asset was calculated using Level 3 inputs (defined in Note 6 “Mortgage Notes Payable, Credit Facility, and Senior Unsecured Notes”), which were determined using a negotiated sales price from an executed purchase and sale agreement with a third party. We continue to evaluate our properties on a quarterly basis for changes that could create the need to record impairment. Future impairment losses may result, and could be significant, should market conditions deteriorate in the markets in which we hold our assets or we are unable to secure leases at terms that are favorable to us, which could impact the estimated cash flow of our properties over the period in which we plan to hold our properties. Additionally, changes in management’s decisions to either own and lease long-term or sell a particular asset will have an impact on this analysis.

The fair values for the above properties were calculated using Level 3 inputs which were calculated using an estimated sales price, less estimated costs to sell. The estimated sales price was determined using executed purchase and sale agreements.

6. Mortgage Notes Payable, Credit Facility, and Senior Unsecured Notes

Our $125.0 million unsecured revolving credit facility (“Revolver”), $160.0 million term loan facility (“Term Loan A”), $60.0 million term loan facility (“Term Loan B”), and $150.0 million term loan facility (“Term Loan C”) are collectively referred to herein as the Credit Facility.

Our mortgage notes payable, Credit Facility, and Senior Unsecured Notes as of December 31, 2024 and December 31, 2023 are summarized below (dollars in thousands):

	Encumbered properties at		Carrying Value at		Stated Interest Rates at		Scheduled Maturity Dates at
	December 31, 2024		December 31, 2024	December 31, 2023	December 31, 2024		December 31, 2024
Mortgage and other secured loans:
Fixed rate mortgage loans	44		$264,243	$298,122	(1)		(2)
Variable rate mortgage loans	1		7,260	—	SOFR + 2.25%	(3)	(2)
Premiums and discounts, net	—		(8)	(42)	N/A		N/A
Deferred financing costs, mortgage loans, net	—		(1,916)	(2,227)	N/A		N/A
Total mortgage notes payable, net	45		$269,579	$295,853	(4)
Variable rate revolving credit facility	88	(6)	$1,900	$75,750	SOFR + 1.35%	(3)	8/18/2026
Deferred financing costs, revolving credit facility	—		—	—	N/A		N/A
Total revolver	88		$1,900	$75,750
Variable rate term loan facility A	—		160,000	160,000	SOFR + 1.30%	(3)	8/18/2027
Variable rate term loan facility B	—		40,000	60,000	SOFR + 1.30%	(3)	2/11/2026
Variable rate term loan facility C	—		150,000	150,000	SOFR + 1.30%	(3)	2/18/2028
Deferred financing costs, term loan facility	—		(2,052)	(2,742)	N/A		N/A
Total term loan, net	N/A		$347,948	$367,258
Senior unsecured notes	—		$75,000	$—	6.47%		12/18/2029
Deferred financing costs, senior unsecured notes	—		(1,042)	—	N/A		N/A
Total senior unsecured notes, net	N/A		$73,958	$—
Total mortgage notes payable, credit facility. and senior unsecured notes	133		$693,385	$738,861	(5)
(1)Interest rates on our fixed rate mortgage notes payable vary from 2.80% to 6.63%.
(2)We have 40 mortgage notes payable with maturity dates ranging from September 30, 2025 through August 1, 2037.
(3)As of December 31, 2024, SOFR was approximately 4.49%.
(4)The weighted average interest rate on the mortgage notes outstanding at December 31, 2024, was approximately 4.30%.
(5)The weighted average interest rate on all debt outstanding at December 31, 2024, was approximately 5.28%.
(6)The amount we may draw under our Credit Facility is based on a percentage of the fair value of a combined pool of 88 unencumbered properties as of December 31, 2024.
N/A - Not Applicable

Mortgage Notes Payable

As of December 31, 2024, we had 40 mortgage notes payable, collateralized by a total of 45 properties with a net book value of $434.2 million. We have limited recourse liabilities that could result from any one or more of the following circumstances: a borrower voluntarily filing for bankruptcy, improper conveyance of a property, fraud or material misrepresentation, misapplication or misappropriation of rents, security deposits, insurance proceeds or condemnation proceeds, or physical waste or damage to the property resulting from a borrower’s gross negligence or willful misconduct. As of December 31, 2024, we did not have any recourse mortgages. We will also indemnify lenders against claims resulting from the presence of hazardous substances or activity involving hazardous substances in violation of environmental laws on a property.

During the year ended December 31, 2024, we repaid three mortgages collateralized by four properties, which are summarized below (dollars in thousands):

Aggregate Fixed Rate Debt Repaid	Weighted Average Interest Rate on Fixed Rate Debt Repaid
$32,464	4.59%

During the year ended December 31, 2024, we issued two mortgages, collateralized by two properties, which are summarized below (dollars in thousands):

Aggregate Fixed Rate Debt Issued	Weighted Average Interest Rate on Fixed Rate Debt
$15,240	5.60%

During the year ended December 31, 2024, we extended the maturity date of one mortgage, collateralized by one property, which is summarized in the table below (dollars in thousands):

Variable Rate Debt Extended	Interest Rate on Variable Rate Debt Extended		Extension Term
$7,386	SOFR +	2.25%	1.3 years

On December 18, 2024, we issued an aggregate $75.0 million in senior unsecured notes in a private placement, at a fixed interest rate of 6.47% and a maturity date of December 18, 2029 (the “2029 Notes”). The proceeds were used to pay down Term Loan B by $20.0 million and the Revolver by $55.0 million.

Scheduled principal payments of mortgage notes payable for each of the five succeeding fiscal years and thereafter are as follows (dollars in thousands):

Year	Scheduled Principal Payments
2025	$19,914
2026	35,367
2027	95,406
2028	37,444
2029	34,851
Thereafter	48,521
	$271,503	(1)
(1)This figure does not include $(0.01) million premiums and (discounts), net, and $1.9 million of deferred financing costs, which are reflected in mortgage notes payable on the consolidated balance sheets.

We believe we will be able to address all mortgage notes payable maturing over the next 12 months through a combination of refinancing our existing indebtedness, cash from operations, proceeds from one or more equity offerings and availability on our Credit Facility.

Interest Rate Caps and Swaps

We have entered into interest rate cap agreements that cap the interest rate on certain of our variable-rate debt and we have assumed or entered into interest rate swap agreements in which we hedged our exposure to variable interest rates by agreeing to pay fixed interest rates to our respective counterparty. We have adopted the fair value measurement provisions for our financial instruments recorded at fair value. The fair value guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Generally, we will estimate the fair value of our interest rate caps and interest rate swaps, in the absence of observable market data, using estimates of value including estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. At December 31, 2024 and 2023, our interest rate cap and interest rate swap agreements were valued using Level 2 inputs.

The fair value of the interest rate cap agreements is recorded in other assets on our accompanying consolidated balance sheets. We record changes in the fair value of the interest rate cap agreements quarterly based on the current market valuations at quarter end. If the interest rate cap qualifies for hedge accounting, the change in the estimated fair value is recorded to accumulated other comprehensive income to the extent that it is effective, with any ineffective portion recorded to interest expense in our consolidated statements of operations and comprehensive income. If the interest rate cap does not qualify for hedge accounting, or if it is determined the hedge is ineffective, any change in the fair value is recognized in interest expense in our consolidated statements of operations and comprehensive income. During the next 12 months, we estimate that an additional $1.9 million will be reclassified out of accumulated other comprehensive income into interest expense in our consolidated statements of operations and comprehensive income, as a reduction to interest expense. The following table summarizes the interest rate caps at December 31, 2024 and 2023 (dollars in thousands):

		December 31, 2024		December 31, 2023
Aggregate Cost		Aggregate Notional Amount	Aggregate Fair Value	Aggregate Notional Amount	Aggregate Fair Value
$48	(1)	$60,000	$—	$65,000	$684
(1)We have entered into an interest rate cap agreement on variable rate debt with a SOFR cap of 5.50%.

We have assumed or entered into interest rate swap agreements in connection with certain of our mortgage financings and Credit Facility, whereby we will pay our counterparty a fixed interest rate on a monthly basis, and receive payments from our counterparty equivalent to the stipulated floating rate. The fair value of our interest rate swap agreements is recorded in other assets or liabilities on our accompanying consolidated balance sheets. We have designated our interest rate swaps as cash flow hedges, and we record changes in the fair value of the respective interest rate swap agreement to accumulated other comprehensive income on the consolidated balance sheets. We record changes in fair value on a quarterly basis, using current market valuations at quarter end. The following table summarizes our interest rate swaps at December 31, 2024 and 2023 (dollars in thousands):

December 31, 2024			December 31, 2023
Aggregate Notional Amount	Aggregate Fair Value Asset	Aggregate Fair Value Liability	Aggregate Notional Amount	Aggregate Fair Value Asset	Aggregate Fair Value Liability
$360,484	$8,965	$(19)	$361,676	$6,222	$(670)

The following tables present the impact of our derivative instruments in the consolidated financial statements (dollars in thousands):

	Amount of gain (loss), net, recognized in Comprehensive Income
	2024	2023	2022
Derivatives in cash flow hedging relationships
Interest rate caps	$(691)	$(3,038)	$4,301
Interest rate swaps	3,393	(1,815)	7,814
Total	$2,702	$(4,853)	$12,115

The following table presents the reclassifications of our derivative instruments out of accumulated other comprehensive income into interest expense in the consolidated financial statements (dollars in thousands):

	Amount reclassified out of Accumulated Other Comprehensive Income
	2024	2023	2022
Derivatives in cash flow hedging relationships
Interest rate caps	$(188)	$(971)	$(871)
Total	$(188)	$(971)	$(871)

The following table sets forth certain information regarding our derivative instruments (dollars in thousands):

		Asset (Liability) Derivatives Fair Value at
Derivatives Designated as Hedging Instruments	Balance Sheet Location	December 31, 2024	December 31, 2023
Interest rate caps	Other assets	$—	$684
Interest rate swaps	Other assets	8,965	6,222
Interest rate swaps	Other liabilities	(19)	(670)
Total derivative liabilities, net		$8,946	$6,236

The fair value of all mortgage notes payable outstanding as of December 31, 2024 was $253.1 million, as compared to the carrying value stated above of $269.6 million. The fair value is calculated based on a discounted cash flow analysis, using management’s estimate of market interest rates on long-term debt with comparable terms and loan to value ratios. The fair value was calculated using Level 3 inputs of the hierarchy established by ASC 820, “Fair Value Measurements and Disclosures.”

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

On February 11, 2021, we added a new $65.0 million Term Loan B, inclusive of a $15.0 million delayed funding component, which was funded on July 20, 2021. Term Loan B has a maturity date of February 11, 2026 and a LIBOR floor of 25 basis points, plus a spread ranging from 140 to 225 basis points, depending on leverage. We entered into multiple interest rate cap agreements on Term Loan B, which cap LIBOR from 1.50% to 1.75%. We incurred fees of approximately $0.5 million in connection with issuing Term Loan B. As of December 31, 2024, there was $40.0 million outstanding under Term Loan B.

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

As of December 31, 2024, there was $351.9 million outstanding under our Credit Facility, at a weighted average interest rate of approximately 5.79% and no outstanding letters of credit. As of December 31, 2024, the maximum additional amount we could draw under the Credit Facility was $90.7 million. We were in compliance with all covenants under the Credit Facility as of December 31, 2024.

The amount outstanding under the Credit Facility approximates fair value as of December 31, 2024.

On December 18, 2024, we and the Operating Partnership entered into a Note Purchase Agreement with the institutional investors named therein, in connection with a private placement of $75.0 million of the 2029 Notes. The amount outstanding approximates fair value as of December 31, 2024.

7. Commitments and Contingencies

Ground Leases

We are obligated as lessee under three ground leases. Future minimum rental payments due under the terms of these leases as of December 31, 2024, are as follows (dollars in thousands):

Year	Future Lease Payments Due Under Operating Leases
2025	$457
2026	460
2027	467
2028	470
2029	470
Thereafter	3,360
Total anticipated lease payments	$5,684
Less: amount representing interest	(1,621)
Present value of lease payments	$4,063

Rental expense incurred for properties with ground lease obligations was $0.3 million, $0.3 million, and $0.4 million for the years ended December 31, 2024, 2023 and 2022, respectively. Our ground leases are treated as operating leases and rental expenses are reflected in property operating expenses on the consolidated statements of operations and comprehensive income. Our ground leases have a weighted average remaining lease term of 13.2 years and weighted average discount rate of 5.30%.

Letters of Credit

As of December 31, 2024, there were no outstanding letters of credit.

8. Equity and Mezzanine Equity

Distributions

We paid the following distributions per share for the years ended December 31, 2024, 2023, and 2022:

	For the year ended December 31,
	2024	2023	2022
Common Stock and Non-controlling OP Units	$1.2000	$1.2000	$1.5048
Senior Common Stock	1.05	1.05	1.05
Series E Preferred Stock	1.656252	1.656252	1.656252
Series F Preferred Stock	1.50	1.50	1.50
Series G Preferred Stock	1.50	1.50	1.50

For federal income tax purposes, distributions paid to stockholders may be characterized as ordinary income, capital gains, return of capital or a combination of the foregoing. The characterization of distributions during each of the last three years is reflected in the table below:

	Ordinary Income	Return of Capital	Long-Term Capital Gains
Common Stock and OP Units
For the year ended December 31, 2022	29.60044%	70.39956%	—%
For the year ended December 31, 2023	5.39525%	94.60475%	—%
For the year ended December 31, 2024	—%	100.00000%	—%
Senior Common Stock
For the year ended December 31, 2022	100.00000%	—%	—%
For the year ended December 31, 2023	100.00000%	—%	—%
For the year ended December 31, 2024	—%	100.00000%	—%
Series E Preferred Stock
For the year ended December 31, 2022	100.00000%	—%	—%
For the year ended December 31, 2023	100.00000%	—%	—%
For the year ended December 31, 2024	—%	100.00000%	—%
Series F Preferred Stock
For the year ended December 31, 2022	100.00000%	—%	—%
For the year ended December 31, 2023	100.00000%	—%	—%
For the year ended December 31, 2024	—%	100.00000%	—%
Series G Preferred Stock
For the year ended December 31, 2022	100.00000%	—%	—%
For the year ended December 31, 2023	100.00000%	—%	—%
For the year ended December 31, 2024	—%	100.00000%	—%

Recent Activity

Common Stock ATM Program

On February 22, 2022, we entered into Amendment No. 1 to the At-the-Market Equity Offering Sales Agreement with sales agents Robert W. Baird & Co. Incorporated (“Baird”), Goldman Sachs & Co. LLC (“Goldman Sachs”), Stifel, Nicolaus & Company, Incorporated, (“Stifel”) BTIG, LLC, and Fifth Third Securities, Inc. (“Fifth Third”), dated December 3, 2019 (together, the “Prior Common Stock Sales Agreement”). We terminated the Prior Common Stock Sales Agreement effective February 10, 2023 in connection with the expiration of our registration statement on Form S-3 (File No. 333-236143) (the “2020 Registration Statement”) on February 11, 2023.

On March 3, 2023, we entered into an At-the-Market Equity Offering Sales Agreement (the “2023 Common Stock Sales Agreement”), with BofA Securities, Inc. (“BofA”), Goldman Sachs, Baird, KeyBanc Capital Markets Inc. (“KeyBanc”), and Fifth Third (collectively the “Common Stock Sales Agents”). In connection with the 2023 Common Stock Sales Agreement, we filed prospectus supplements dated March 3, 2023 and March 7, 2023, to the prospectus dated November 23, 2022, with the SEC, for the offer and sale of an aggregate offering amount of $250.0 million of common stock. During the year ended December 31, 2024, we did not sell any shares of common stock under the 2023 Common Stock Sales Agreement.

On March 26, 2024, we entered into Amendment No. 1 to the 2023 Common Stock Sales Agreement (the “2024 Common Stock Sales Agreement”). The amendment permitted shares of common stock to be issued pursuant to the 2024 Common Stock Sales Agreement under the Company’s Registration Statement on Form S-3 (File No. 333-277877) (the “2024 Registration Statement”), and future registration statements on Form S-3. In connection with the 2024 Common Stock Sales Agreement, we filed a prospectus supplement with the SEC dated March 26, 2024, to the prospectus dated March 21, 2024, for the offer and sale of an aggregate offering amount of $250.0 million of common stock. During the year ended December 31, 2024, we sold 3,699,597 shares of common stock, raising approximately $53.5 million in net proceeds under the 2024 Common Stock Sales Agreement.

Common Stock Buyback Program

During the year ended December 31, 2023, we repurchased $1.0 million worth of our common stock through our common stock repurchase program.

Mezzanine Equity

Our 6.625% Series E Cumulative Redeemable Preferred Stock (“Series E Preferred Stock”) and 6.00% Series G Cumulative Redeemable Preferred Stock (“Series G Preferred Stock”), are classified as mezzanine equity in our consolidated balance sheet because both are redeemable at the option of the stockholder upon a change of control of greater than 50% in accordance with ASC 480-10-S99 “Distinguishing Liabilities from Equity,” which requires mezzanine equity classification for preferred stock issuances with redemption features which are outside of the control of the issuer. A change in control of the Company, outside of our control, is only possible if a tender offer is accepted by over 90% of our stockholders. All other change in control situations would require input from our Board of Directors. In addition, our Series E Preferred Stock and Series G Preferred Stock are redeemable at the option of the stockholder in the event a delisting event occurs. We will periodically evaluate the likelihood that a change of control or delisting event of greater than 50% will take place, and if we deem this probable, we would adjust the Series E Preferred Stock and Series G Preferred Stock presented in mezzanine equity to their redemption value, with the offset to gain (loss) on extinguishment. We currently believe the likelihood of a change of control or delisting event of greater than 50% is remote.

Series E Preferred Stock ATM Program

We had an At-the-Market Equity Offering Sales Agreement (the “Series E Preferred Stock Sales Agreement”), with sales agents Baird, Goldman Sachs, Stifel, Fifth Third, and U.S. Bancorp Investments, Inc., pursuant to which we could, from time to time, offer to sell shares of our Series E Preferred Stock in an aggregate offering price of up to $100.0 million. We did not sell any shares of our Series E Preferred Stock pursuant to the Series E Preferred Stock Sales Agreement during the year ended December 31, 2024, as we terminated the Series E Preferred Stock Sales Agreement effective February 10, 2023 in connection with the expiration of the 2020 Registration Statement on February 11, 2023.

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

On November 23, 2022, we filed the 2022 Registration Statement. There was no limit on the aggregate amount of the securities that we may offer pursuant to the 2022 Registration Statement.

On March 13, 2024, we filed the 2024 Registration Statement, which was declared effective on March 21, 2024. The 2024 Registration Statement allows us to issue up to $1.3 billion of securities and replaced the 2022 Registration Statement.

Preferred Series F Continuous Offering

On February 20, 2020, we filed with the Maryland Department of Assessments and Taxation Articles Supplementary (i) setting forth the rights, preferences and terms of the Series F Preferred Stock and (ii) reclassifying and designating 26,000,000 shares of the Company’s authorized and unissued shares of common stock as shares of Series F Preferred Stock. The reclassification decreased the number of shares classified as common stock from 86,290,000 shares immediately prior to the reclassification to 60,290,000 shares immediately after the reclassification. We sold 47,328 shares of our Series F Preferred Stock pursuant to the 2024 Registration Statement, raising $1.1 million in net proceeds during the year ended December 31, 2024.

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

Non-controlling Interests in Operating Partnership

As of December 31, 2024 and 2023, we owned approximately 99.9% and 99.2%, respectively, of the outstanding OP Units. During the years ended December 31, 2024 and 2023, we redeemed 271,169 and 80,825 OP units, respectively, for an equivalent amount of common stock.

The Operating Partnership is required to make distributions on each OP Unit in the same amount as those paid on each share of the Company’s common stock, with the distributions on the OP Units held by the Company being utilized to make distributions to the Company’s common stockholders.

As of December 31, 2024 and 2023, there were 39,474 and 310,643 outstanding OP Units held by Non-controlling OP Unitholders, respectively.

9. Subsequent Events

Distributions

On January 14, 2025, our Board of Directors declared the following monthly distributions for the months of January, February, and March of 2025:

Record Date	Payment Date	Common Stock and Non-controlling OP Unit Distributions per Share	Series E Preferred Distributions per Share	Series G Preferred Distributions per Share
January 24, 2025	January 31, 2025	$0.10	$0.138021	$0.125
February 19, 2025	February 28, 2025	0.10	0.138021	0.125
March 19, 2025	March 31, 2025	0.10	0.138021	0.125
		$0.30	$0.414063	$0.375

Series F Preferred Stock Distributions
Record Date	Payment Date	Distribution per Share
January 27, 2025	February 5, 2025	$0.125
February 25, 2025	March 5, 2025	0.125
March 26, 2025	April 4, 2025	0.125
		$0.375

Senior Common Stock Distributions
Payable to the Holders of Record During the Month of:	Payment Date	Distribution per Share
January	February 5, 2025	$0.0875
February	March 5, 2025	0.0875
March	April 4, 2025	0.0875
		$0.2625

Equity Activity

Subsequent to December 31, 2024 and through February 18, 2025, we raised $3.3 million in net proceeds from the sale of 205,651 shares of common stock under our 2024 Common Stock Sales Agreement and we raised $0.1 million in net proceeds from the sale of 6,500 shares of Series F Preferred Stock.

GLADSTONE COMMERCIAL CORPORATION
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2024 (Dollars in Thousands)

		Initial Cost			Total Cost
Location of Property	Encumbrances	Land	Buildings & Improvements	Improvement Costs Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total (1)	Accumulated Depreciation (2)	Net Real Estate	Year Construction/ Improvements	Date Acquired
Raleigh, North Carolina (3)
Office Building	$—	$960	$4,481	$1,345	$960	$5,826	$6,786	$3,208	$3,578	1997	12/23/2003
Canton, Ohio (3)
Office Building	—	186	3,083	982	187	4,064	4,251	2,080	2,171	1994	1/30/2004
Akron, Ohio (3)
Office Building	—	1,973	6,771	4,042	1,974	10,812	12,786	5,449	7,337	1968/1999	4/29/2004
Canton, North Carolina (3)
Industrial Building	—	150	5,050	7,285	150	12,335	12,485	4,989	7,496	1998/2014	7/6/2004
Crenshaw, Pennsylvania (3)
Industrial Building	—	100	6,574	269	100	6,843	6,943	3,603	3,340	1991	8/5/2004
Lexington, North Carolina (3)
Industrial Building	—	820	2,107	69	820	2,176	2,996	1,171	1,825	1986	8/5/2004
Mt. Pocono, Pennsylvania (3)
Industrial Building	—	350	5,819	18	350	5,837	6,187	3,058	3,129	1995/1999	10/15/2004
San Antonio, Texas (3)
Office Building	—	843	7,514	3,208	843	10,722	11,565	5,518	6,047	1999	2/10/2005
Big Flats, New York (3)
Industrial Building	—	275	6,459	515	275	6,974	7,249	3,394	3,855	2001	4/15/2005
Wichita, Kansas (3)
Office Building	—	1,525	9,703	674	1,525	10,377	11,902	5,436	6,466	2000	5/18/2005
Duncan, South Carolina (3)
Industrial Building	—	783	10,790	1,889	783	12,679	13,462	6,244	7,218	1984/2001/2007	7/14/2005
Duncan, South Carolina (3)
Industrial Building	—	195	2,682	470	195	3,152	3,347	1,552	1,795	1984/2001/2007	7/14/2005
Clintonville, Wisconsin (3)
Industrial Building	—	55	4,717	3,785	55	8,502	8,557	3,564	4,993	1992/2013	10/31/2005
Burnsville, Minnesota (3)
Office Building	—	3,511	8,746	8,815	3,511	17,561	21,072	9,710	11,362	1984	5/10/2006
Menomonee Falls, Wisconsin (3)
Industrial Building	—	625	6,911	686	625	7,597	8,222	3,835	4,387	1986/2000	6/30/2006
Mason, Ohio (3)
Office Building	—	797	6,258	1,902	797	8,160	8,957	3,798	5,159	2002	1/5/2007
Raleigh, North Carolina (3)
Industrial Building	—	1,606	5,513	4,700	1,606	10,213	11,819	5,592	6,227	1994	2/16/2007
Tulsa, Oklahoma (3)
Industrial Building	—	—	14,057	687	—	14,744	14,744	7,687	7,057	2004	3/1/2007
Hialeah, Florida (3)
Industrial Building	—	3,562	6,672	1,759	3,562	8,431	11,993	3,528	8,465	1956/1992	3/9/2007
Mason, Ohio (3)
Retail Building	—	1,201	4,961	—	1,201	4,961	6,162	2,269	3,893	2007	7/1/2007
Cicero, New York (3)
Industrial Building	—	299	5,019	150	299	5,169	5,468	2,254	3,214	2005	9/6/2007
Grand Rapids, Michigan (3)
Office Building	—	1,629	10,500	1,573	1,629	12,073	13,702	5,164	8,538	2001	9/28/2007
Bolingbrook, Illinois (3)
Industrial Building	—	1,272	5,003	1,070	1,272	6,073	7,345	3,108	4,237	2002	9/28/2007
Decatur, Georgia (3)
Medical Office Building	—	783	3,241	358	844	3,538	4,382	1,606	2,776	1989	12/13/2007
Decatur, Georgia (3)
Medical Office Building	—	205	847	94	221	925	1,146	420	726	1989	12/13/2007
Decatur, Georgia (3)
Medical Office Building	—	257	1,062	118	277	1,160	1,437	527	910	1989	12/13/2007
Snellville, Georgia (3)
Medical Office Building	—	176	727	81	190	794	984	361	623	1986	12/13/2007
Covington, Georgia (3)
Medical Office Building	—	232	959	106	250	1,047	1,297	475	822	2000	12/13/2007
Conyers, Georgia (3)
Medical Office Building	—	296	1,228	135	319	1,340	1,659	609	1,050	1994	12/13/2007
Reading, Pennsylvania (3)
Industrial Building	—	491	6,202	357	491	6,559	7,050	2,756	4,294	2007	1/29/2008
Pineville, North Carolina (3)

		Initial Cost			Total Cost
Location of Property	Encumbrances	Land	Buildings & Improvements	Improvement Costs Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total (1)	Accumulated Depreciation (2)	Net Real Estate	Year Construction/ Improvements	Date Acquired
Industrial Building	—	669	3,028	293	669	3,321	3,990	1,502	2,488	1985	4/30/2008
Marietta, Ohio (3)
Industrial Building	—	829	6,607	529	829	7,136	7,965	3,243	4,722	1992/2007	8/29/2008
Chalfont, Pennsylvania (3)
Industrial Building	—	1,249	6,420	1,024	1,249	7,444	8,693	3,406	5,287	1987	8/29/2008
Orange City, Iowa
Industrial Building	2,048	258	5,861	6	258	5,867	6,125	2,578	3,547	1990	12/15/2010
Hickory, North Carolina (3)
Office Building	—	1,163	6,605	357	1,163	6,962	8,125	3,788	4,337	2008	4/4/2011
Springfield, Missouri (3)
Office Building	—	1,700	12,038	1,237	1,845	13,130	14,975	5,189	9,786	2006	6/20/2011
Dartmouth, Massachusetts (3)
Retail Location	—	—	4,236	—	—	4,236	4,236	1,551	2,685	2011	11/18/2011
Springfield, Missouri
Retail Location	724	—	2,275	—	—	2,275	2,275	954	1,321	2005	12/13/2011
Ashburn, Virginia (3)
Office Building	—	706	7,858	1,828	705	9,687	10,392	3,334	7,058	2002	1/25/2012
Ottumwa, Iowa
Industrial Building	1,166	212	5,072	310	212	5,382	5,594	2,103	3,491	1970	5/30/2012
New Albany, Ohio
Office Building	—	1,658	8,746	3,441	1,658	12,187	13,845	3,949	9,896	2007	6/5/2012
Columbus, Georgia (3)
Office Building	—	1,378	4,520	—	1,378	4,520	5,898	2,281	3,617	2012	6/21/2012
Fort Worth, Texas
Industrial Building	7,171	963	15,647	—	963	15,647	16,610	5,588	11,022	2005	11/8/2012
Vance, Alabama (3)
Industrial Building	—	457	10,529	6,692	457	17,221	17,678	5,460	12,218	2013	5/9/2013
Austin, Texas
Office Building	—	2,330	44,021	6,507	2,330	50,528	52,858	23,567	29,291	1999	7/9/2013
Englewood, Colorado (3)
Office Building	—	1,503	11,739	1,498	1,503	13,237	14,740	5,685	9,055	2008	12/11/2013
Novi, Michigan (3)
Industrial Building	—	352	5,626	—	352	5,626	5,978	2,042	3,936	1988	12/27/2013
Allen, Texas (3)
Retail Building	—	874	3,634	—	874	3,634	4,508	1,292	3,216	2004	3/27/2014
Colleyville, Texas (3)
Retail Building	—	1,277	2,424	—	1,277	2,424	3,701	852	2,849	2000	3/27/2014
Coppell, Texas (3)
Retail Building	—	1,448	3,349	—	1,448	3,349	4,797	1,206	3,591	2005	5/8/2014
Taylor, Pennsylvania (3)
Industrial Building	—	3,101	25,405	1,551	3,101	26,956	30,057	8,872	21,185	2000/2006	6/9/2014
Aurora, Colorado (3)
Industrial Building	—	2,882	3,917	96	2,882	4,013	6,895	1,413	5,482	1983	7/1/2014
Indianapolis, Indiana (3)
Office Building	—	502	6,422	1,964	499	8,389	8,888	3,810	5,078	1981/2014	9/3/2014
Denver, Colorado (3)
Industrial Building	—	1,621	7,071	11,878	1,621	18,949	20,570	4,341	16,229	1985	10/31/2014
Monroe, Michigan
Industrial Building	8,941	658	14,607	195	658	14,802	15,460	4,541	10,919	2004	12/23/2014
Monroe, Michigan
Industrial Building	6,239	460	10,225	(20)	459	10,206	10,665	3,120	7,545	2004	12/23/2014
Dublin, Ohio (3)
Office Building	—	1,338	5,058	1,086	1,338	6,144	7,482	2,477	5,005	1980/Various	5/28/2015
Hapeville, Georgia (3)
Office Building	—	2,272	8,778	263	2,272	9,041	11,313	3,096	8,217	1999/2007	7/15/2015
Villa Rica, Georgia
Industrial Building	3,162	293	5,277	309	293	5,586	5,879	1,825	4,054	2000/2014	10/20/2015
Fort Lauderdale, Florida
Office Building	11,008	4,117	15,516	7,400	4,117	22,916	27,033	7,918	19,115	1984	9/12/2016
King of Prussia, Pennsylvania
Office Building	13,429	3,681	15,739	473	3,681	16,212	19,893	5,946	13,947	2001	12/14/2016
Conshohocken, Pennsylvania
Office Building	8,743	1,996	10,880	1,028	1,996	11,908	13,904	3,319	10,585	1996	6/22/2017
Philadelphia, Pennsylvania
Industrial Building	14,045	5,896	16,282	97	5,906	16,369	22,275	5,743	16,532	1994/2011	7/7/2017
Maitland, Florida
Office Building	13,439	3,073	19,661	872	3,091	20,515	23,606	7,998	15,608	1998	7/31/2017
Maitland, Florida

		Initial Cost			Total Cost
Location of Property	Encumbrances	Land	Buildings & Improvements	Improvement Costs Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total (1)	Accumulated Depreciation (2)	Net Real Estate	Year Construction/ Improvements	Date Acquired
Office Building	6,738	2,095	9,339	9	2,095	9,348	11,443	2,885	8,558	1999	7/31/2017
Columbus, Ohio (3)
Office Building	—	1,926	11,410	332	1,925	11,743	13,668	3,707	9,961	2007	12/1/2017
Salt Lake City, Utah (3)
Office Building	—	4,446	9,938	801	4,446	10,739	15,185	3,700	11,485	2007	12/1/2017
Vance, Alabama (3)
Industrial Building	—	459	12,224	44	469	12,258	12,727	3,057	9,670	2018	3/9/2018
Columbus, Ohio
Industrial Building	4,073	681	6,401	559	681	6,960	7,641	2,084	5,557	1990	9/20/2018
Detroit, Michigan
Industrial Building	5,288	1,458	10,092	10	1,468	10,092	11,560	2,254	9,306	1997	10/30/2018
Detroit, Michigan (3)
Industrial Building	—	662	6,681	10	672	6,681	7,353	1,518	5,835	2002/2016	10/30/2018
Lake Mary, Florida
Office Building	9,554	3,018	11,756	171	3,020	11,925	14,945	3,106	11,839	1997/2018	12/27/2018
Moorestown, New Jersey (3)
Industrial Building	—	471	1,825	—	471	1,825	2,296	623	1,673	1991	2/8/2019
Indianapolis, Indiana (3)
Industrial Building	—	255	2,809	—	255	2,809	3,064	644	2,420	1989/2019	2/28/2019
Ocala, Florida (3)
Industrial Building	—	1,286	8,535	—	1,286	8,535	9,821	1,666	8,155	2001	4/5/2019
Ocala, Florida (3)
Industrial Building	—	725	4,814	849	724	5,664	6,388	1,158	5,230	1965/2007	4/5/2019
Delaware, Ohio (3)
Industrial Building	—	316	2,355	—	316	2,355	2,671	539	2,132	2005	4/30/2019
Tifton, Georgia
Industrial Building	7,260	—	15,190	(15,190)	—	—	—	—	—	1995/2003	6/18/2019
Denton, Texas (3)
Industrial Building	—	1,497	4,151	—	1,496	4,152	5,648	998	4,650	2012	7/30/2019
Temple, Texas (3)
Industrial Building	—	200	4,335	65	200	4,400	4,600	937	3,663	1973/2006	9/26/2019
Temple, Texas (3)
Industrial Building	—	296	6,425	99	296	6,524	6,820	1,389	5,431	1978/2006	9/26/2019
Indianapolis, Indiana (3)
Industrial Building	—	1,158	5,162	4	1,162	5,162	6,324	1,605	4,719	1967/1998	11/14/2019
Jackson, Tennessee
Industrial Building	4,164	311	7,199	—	311	7,199	7,510	1,209	6,301	2019	12/16/2019
Carrollton, Georgia
Industrial Building	3,701	291	6,720	—	292	6,719	7,011	1,091	5,920	2015/2019	12/17/2019
New Orleans, Louisiana
Industrial Building	3,304	2,168	4,667	25	2,166	4,694	6,860	1,248	5,612	1975	12/17/2019
San Antonio, Texas
Industrial Building	3,391	775	6,877	864	773	7,743	8,516	1,397	7,119	1985	12/17/2019
Port Allen, Louisiana
Industrial Building	2,513	292	3,411	412	291	3,824	4,115	860	3,255	1983/2005	12/17/2019
Albuquerque, New Mexico
Industrial Building	1,626	673	2,291	4	671	2,297	2,968	450	2,518	1998/2017	12/17/2019
Tucson, Arizona
Industrial Building	3,044	819	4,636	210	817	4,848	5,665	903	4,762	1987/1995/2005	12/17/2019
Albuquerque, New Mexico
Industrial Building	3,078	818	5,219	240	815	5,462	6,277	971	5,306	2000/2018	12/17/2019
Indianapolis, Indiana (3)
Industrial Building	—	489	3,956	283	493	4,235	4,728	776	3,952	1987	1/8/2020
Houston, Texas
Industrial Building	8,878	1,714	14,170	3	1,717	14,170	15,887	2,042	13,845	2000/2018	1/27/2020
Charlotte, North Carolina
Industrial Building	4,796	1,458	6,778	4	1,461	6,779	8,240	1,241	6,999	1995/1999/2006	1/27/2020
St. Charles, Missouri
Industrial Building	2,653	924	3,749	4	928	3,749	4,677	559	4,118	2012	1/27/2020
Crandall, Georgia
Industrial Building	15,651	2,711	26,632	172	2,711	26,804	29,515	3,854	25,661	2020	3/9/2020
Terre Haute, Indiana (3)
Industrial Building	—	502	8,076	—	502	8,076	8,578	1,047	7,531	2010	9/1/2020
Montgomery, Alabama (3)
Industrial Building	—	599	11,290	3	602	11,290	11,892	1,891	10,001	1990/1997	10/14/2020
Huntsville, Alabama
Industrial Building	9,192	1,445	15,040	11,158	1,445	26,198	27,643	3,916	23,727	2001	12/18/2020
Pittsburgh, Pennsylvania

		Initial Cost			Total Cost
Location of Property	Encumbrances	Land	Buildings & Improvements	Improvement Costs Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total (1)	Accumulated Depreciation (2)	Net Real Estate	Year Construction/ Improvements	Date Acquired
Industrial Building	6,118	1,422	10,094	251	1,422	10,345	11,767	1,876	9,891	1994	12/21/2020
Findlay, Ohio
Industrial Building	4,907	258	8,847	—	258	8,847	9,105	1,245	7,860	1992/2008	1/22/2021
Baytown, Texas (3)
Industrial Building	—	1,604	5,533	3	1,607	5,533	7,140	954	6,186	2018	6/17/2021
Pacific, Missouri (3)
Industrial Building	—	926	7,294	—	926	7,294	8,220	824	7,396	2019/2021	7/21/2021
Pacific, Missouri (3)
Industrial Building	—	235	1,852	—	235	1,852	2,087	209	1,878	2019/2021	7/21/2021
Pacific, Missouri (3)
Industrial Building	—	607	4,782	—	607	4,782	5,389	540	4,849	2019/2021	7/21/2021
Pacific, Missouri (3)
Industrial Building	—	257	2,027	—	257	2,027	2,284	229	2,055	2019/2021	7/21/2021
Peru, Illinois (3)
Industrial Building	—	89	1,413	—	89	1,413	1,502	216	1,286	1987/1998	8/20/2021
Peru, Illinois (3)
Industrial Building	—	140	2,225	—	140	2,225	2,365	339	2,026	1987/1998	8/20/2021
Charlotte, North Carolina (3)
Industrial Building	—	1,400	10,615	—	1,400	10,615	12,015	1,399	10,616	1972/2018	11/3/2021
Atlanta, Georgia (3)
Industrial Building	—	1,255	8,787	1,503	1,255	10,290	11,545	1,104	10,441	1974	12/21/2021
Crossville, Tennessee
Industrial Building	15,381	434	24,589	—	434	24,589	25,023	2,034	22,989	2020	12/21/2021
Wilkesboro, North Carolina (3)
Industrial Building	—	346	5,758	—	346	5,758	6,104	643	5,461	2014	2/24/2022
Oklahoma City, Oklahoma (3)
Industrial Building	—	470	4,688	(1,779)	289	3,090	3,379	534	2,845	1999/2004	3/11/2022
Cleveland, Ohio
Industrial Building	3,490	628	5,252	495	628	5,747	6,375	823	5,552	1966/1972/2000/2013	5/4/2022
Fort Payne, Alabama
Industrial Building	6,259	217	10,778	—	217	10,778	10,995	999	9,996	2013	5/4/2022
Wilmington, North Carolina
Industrial Building	6,236	1,104	9,730	22	1,104	9,752	10,856	1,139	9,717	2000/2020	5/12/2022
Wilmington, North Carolina
Industrial Building	3,224	571	5,031	12	571	5,043	5,614	589	5,025	2000/2020	5/12/2022
Wilmington, North Carolina
Industrial Building	248	44	386	1	44	387	431	45	386	2000/2020	5/12/2022
Bridgeton, New Jersey
Industrial Building	1,934	571	2,753	3	574	2,753	3,327	351	2,976	2017	8/5/2022
Vineland, New Jersey
Industrial Building	14,886	860	24,634	4	864	24,634	25,498	2,101	23,397	2003/2009	8/5/2022
Jacksonville, Florida
Industrial Building	4,400	1,099	5,587	222	1,099	5,809	6,908	511	6,397	1978	9/16/2022
Fort Payne, Alabama (3)
Industrial Building	—	39	4,774	—	39	4,774	4,813	348	4,465	2022	9/20/2022
Denver, Colorado
Industrial Building	6,600	5,227	4,649	157	5,228	4,805	10,033	450	9,583	1978	10/26/2022
Greenville, South Carolina (3)
Industrial Building	—	411	3,693	105	410	3,799	4,209	295	3,914	1964	12/21/2022
Riverdale, Illinois
Industrial Building	2,738	675	3,862	43	676	3,904	4,580	233	4,347	1949/1992	4/14/2023
Dallas Forth Worth, Texas
Retail Building	1,467	770	1,636	(1)	770	1,635	2,405	98	2,307	2010/2023	7/10/2023
Dallas Forth Worth, Texas
Industrial Building	4,596	1,269	6,617	—	1,268	6,618	7,886	354	7,532	1999	7/28/2023
Allentown, Pennsylvania (3)
Industrial Building	—	987	5,506	53	988	5,558	6,546	227	6,319	1974/2016	10/12/2023
Indianapolis, Indiana (3)
Industrial Building	—	928	3,102	(2)	926	3,102	4,028	119	3,909	1997	11/3/2023
Warfordsburg, Pennsylvania (3)
Industrial Building	—	414	2,925	—	414	2,925	3,339	82	3,257	1991/1999	5/7/2024
Warfordsburg, Pennsylvania (3)
Industrial Building	—	77	542	—	77	542	619	15	604	1991/1999	5/7/2024
Warfordsburg, Pennsylvania (3)
Industrial Building	—	576	4,079	—	576	4,079	4,655	114	4,541	1991/1999	5/7/2024
Warfordsburg, Pennsylvania (3)
Industrial Building	—	101	716	—	101	716	817	20	797	1991/1999	5/7/2024
Warfordsburg, Pennsylvania (3)

		Initial Cost			Total Cost
Location of Property	Encumbrances	Land	Buildings & Improvements	Improvement Costs Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total (1)	Accumulated Depreciation (2)	Net Real Estate	Year Construction/ Improvements	Date Acquired
Industrial Building	—	1	6	—	1	6	7	—	7	1991/1999	5/7/2024
Midland, Texas (3)
Industrial Building	—	525	7,772	—	525	7,772	8,297	81	8,216	2024	8/29/2024
St. Clair, Missouri (3)
Industrial Building	—	1,168	3,493	—	1,169	3,492	4,661	15	4,646	2014	11/15/2024
	$271,503	$140,716	$978,909	$100,293	$140,906	$1,079,012	$1,219,918	$323,434	$896,484
(1)The aggregate cost for land and building improvements for federal income tax purposes is the same as the total gross cost of land, building improvements and acquisition costs capitalized for asset acquisitions under ASC 360, which is $1,219.9 million.
(2)Depreciable life of all buildings is the shorter of the useful life of the asset or 39 years. Depreciable life of all improvements is the shorter of the useful life of the assets or the life of the respective leases on each building, which range from 5-25 years.
(3)These properties are in our unencumbered pool of assets on our Credit Facility.

The following table reconciles the change in the balance of real estate during the years ended December 31, 2024, 2023 and 2022, respectively (in thousands):

	2024		2023		2022
Balance at beginning of period	$1,261,715		$1,299,570		$1,225,258
Additions:
Acquisitions during period	22,394		25,352		99,300
Improvements	12,160		9,087		26,670
Deductions:
Dispositions during period	(69,723)		(53,281)		(39,823)
Impairments during period	(6,628)		(19,013)		(11,835)
Balance at end of period	$1,219,918	(1)	$1,261,715	(2)	$1,299,570	(3)
(1)The real estate figure includes $8.1 million of real estate held for sale as of December 31, 2024.
(2)The real estate figure includes $40.4 million of real estate held for sale as of December 31, 2023.
(3)The real estate figure includes $12.3 million of real estate held for sale as of December 31, 2022.

The following table reconciles the change in the balance of accumulated depreciation during the years ended December 31, 2024, 2023 and 2022, respectively (in thousands):

	2024		2023		2022
Balance at beginning of period	$312,517		$295,130		$267,057
Additions during period	39,511		41,174		41,075
Dispositions during period	(28,594)		(23,787)		(13,002)
Balance at end of period	$323,434	(1)	$312,517	(2)	$295,130	(3)
(1)The accumulated depreciation figure includes $3.8 million of real estate held for sale as of December 31, 2024.
(2)The accumulated depreciation figure includes $12.9 million of real estate held for sale as of December 31, 2023.
(3)The accumulated depreciation figure includes $9.0 million of real estate held for sale as of December 31, 2022.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2024, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2024 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

d) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the three months ended December 31, 2024, no officer or director of the Company adopted or terminated any “Rule 10b5-1 trading agreement” or any “non-Rule 10b5-1 trading agreement,” as each item is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after December 31, 2024. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2025 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference from our 2025 Proxy Statement under the captions “Election of Directors to the Class of 2028,” “Information Regarding the Board of Directors and Corporate Governance,” “Compensation Committee Report,” “Executive Officers,” and sub-captions “Code of Ethics and Business Conduct” and “Insider Trading Policy” as well as from the information disclosed under the caption “Code of Ethics” included in Part I, Item 1 of this Annual Report on Form 10-K. Our Insider Trading Policy is filed as Exhibit 19 with this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from our 2025 Proxy Statement under the captions “Executive Compensation,” “Director Compensation,” and “Compensation Committee Report,” and sub-caption “Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference from our 2025 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from our 2025 Proxy Statement under the captions “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance.”

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference from our 2025 Proxy Statement under the sub-captions “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policy and Procedures” under the caption “Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits and Financial Statement Schedules.

a.	DOCUMENTS FILED AS PART OF THIS REPORT

1	The following financial statements are filed herewith:

Report of Management on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2024 and 2023
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Equity for the years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022
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
4.7
Form of 6.47% Senior Guaranteed Notes due December 18, 2029, included as Schedule 1 to the Note Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed December 19, 2024.

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

10.11
First Amendment to Fourth Amended and Restated Credit Agreement and Other Loan Documents, dated as of January 18, 2023, by and among Gladstone Commercial Limited Partnership, as borrower, Gladstone Commercial Corporation and certain of its wholly owned subsidiaries, as guarantors, each of the financial institutions initially a signatory thereto together with their successors and assignees, as lenders, and KeyBank National Association, as lender and agent, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-33097), filed November 4, 2024.

10.12
Sixth Amended and Restated Investment Advisory Agreement, dated as of July 14, 2020, by and between the Registrant and Gladstone Management Corporation. incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-33097), filed July 27, 2020.

10.13
Seventh Amended and Restated Investment Advisory Agreement by and between the Registrant and Gladstone Management Corporation, incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K (File No. 001-33097), filed February 22, 2023.

10.14
Eighth Amended and Restated Investment Advisory Agreement, dated July 11, 2023, by and between the Registrant and Gladstone Management Corporation, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33097), filed August 8, 2023.

10.15
Note Purchase Agreement, dated December 18, 2024 by and among Gladstone Commercial Limited Partnership, Gladstone Commercial Corporation and the Purchasers party thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed December 19, 2024.

10.16
Unconditional Guaranty of Payment and Performance, dated December 18, 2024, between Gladstone Commercial Corporation and the other guarantors party thereto, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed December 19, 2024.

19	Insider Trading Policy (filed herewith).
21	List of Subsidiaries of the Registrant (filed herewith).
23	Consent of PricewaterhouseCoopers LLP (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
97.1	Gladstone Commercial Corporation Compensation Recoupment Policy, incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-33097), filed February 21, 2024.
99.1	Estimated Value Methodology for Series F Cumulative Redeemable Preferred Stock as of December 31, 2024 (filed herewith).
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Definition Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023, (ii) the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2024, 2023 and 2022, (iii) the Consolidated Statements of Equity for the years ended December 31, 2024, 2023 and 2022, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022 and (v) the Notes to Consolidated Financial Statements.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Commercial Corporation
Date:	February 18, 2025	By:	/s/ Gary Gerson
Gary Gerson
Chief Financial Officer
Date:	February 18, 2025	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 18, 2025	By:	/s/ David Gladstone
David Gladstone Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

Date:	February 18, 2025	By:	/s/ Gary Gerson
Gary Gerson Chief Financial Officer (principal financial and accounting officer)

Date:	February 18, 2025	By:	/s/ Michela A. English
Michela A. English Director

Date:	February 18, 2025	By:	/s/ Katharine C. Gorka
Katharine C. Gorka Director

Date:	February 18, 2025	By:	/s/ Paula Novara
Paula Novara Director

Date:	February 18, 2025	By:	/s/ John Outland
John Outland Director

Date:	February 18, 2025	By:	/s/ Anthony W. Parker
Anthony W. Parker Director

Date:	February 18, 2025	By:	/s/ Walter H. Wilkinson, Jr.
Walter H. Wilkinson, Jr. Director