Form 10-Q
period 2025-03-31
GLADSTONE COMMERCIAL CORP
filed 2025-05-07
CIK 1234006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of May 7, 2025 was 46,282,863.

GLADSTONE COMMERCIAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED
March 31, 2025

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Gladstone Commercial Corporation
Condensed Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Real estate, at cost	$1,279,538	$1,211,793
Less: accumulated depreciation	329,448	319,646
Total real estate, net	950,090	892,147
Lease intangibles, net	102,668	95,107
Real estate and related assets held for sale	4,363	4,363
Cash and cash equivalents	10,383	10,956
Restricted cash	4,978	4,118
Funds held in escrow	5,547	5,367
Right-of-use assets from operating leases	3,899	3,961
Right-of-use assets from finance leases	2,938	—
Deferred rent receivable, net	45,579	45,324
Sales-type lease receivable, net	18,504	18,618
Other assets	11,494	14,387
TOTAL ASSETS	$1,160,443	$1,094,348
LIABILITIES, MEZZANINE EQUITY AND EQUITY
LIABILITIES
Mortgage notes payable, net	$267,326	$269,579
Borrowings under Revolver	51,300	1,900
Borrowings under Term Loan A, Term Loan B and Term Loan C, net	348,121	347,948
Senior unsecured notes, net	73,999	73,958
Deferred rent liability, net	22,257	21,996
Operating lease liabilities	4,003	4,063
Finance lease liabilities	2,938	—
Asset retirement obligation	5,095	5,061
Accounts payable and accrued expenses	15,769	13,198
Due to Adviser and Administrator (1)	3,381	2,540
Other liabilities	12,861	12,763
TOTAL LIABILITIES	$807,050	$753,006
Commitments and contingencies (2)
MEZZANINE EQUITY
Series E and G redeemable preferred stock, net, par value $0.001 per share; $25 per share liquidation preference; 10,750,886 and 10,750,886 shares authorized; and 7,052,334 and 7,052,334 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively (3)	$170,041	$170,041
TOTAL MEZZANINE EQUITY	$170,041	$170,041
EQUITY
Senior common stock, par value $0.001 per share; 950,000 shares authorized; and 387,857 and 389,190 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively (3)	$1	$1
Common stock, par value $0.001 per share, 62,425,567 and 62,400,887 shares authorized; and 45,757,671 and 43,986,038 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively (3)	45	44
Series F redeemable preferred stock, par value $0.001 per share; $25 per share liquidation preference; 25,873,547 and 25,898,227 shares authorized and 909,069 and 914,553 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively (3)	1	1
Additional paid in capital	811,915	784,389
Accumulated other comprehensive income	6,647	10,648
Distributions in excess of accumulated earnings	(635,393)	(623,912)
TOTAL STOCKHOLDERS' EQUITY	$183,216	$171,171
OP Units held by Non-controlling OP Unitholders (3)	136	130
TOTAL EQUITY	$183,352	$171,301
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$1,160,443	$1,094,348
(1)Refer to Note 2 “Related-Party Transactions”
(2)Refer to Note 7 “Commitments and Contingencies”
(3)Refer to Note 8 “Equity and Mezzanine Equity”

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation
Condensed Consolidated Statements of Operations and Comprehensive Income
(Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	For the three months ended March 31,
	2025	2024
Operating revenues
Lease revenue	$37,501	$35,721
Total operating revenues	$37,501	$35,721
Operating expenses
Depreciation and amortization	$13,243	$13,326
Property operating expenses	6,900	5,884
Base management fee (1)	1,568	1,535
Incentive fee (1)	640	1,171
Administration fee (1)	622	630
General and administrative	885	1,047
Impairment charge	—	493
Total operating expense before incentive fee waiver	$23,858	$24,086
Incentive fee waiver (1)	—	(771)
Total operating expenses	$23,858	$23,315
Other income (expense)
Interest expense	$(9,138)	$(9,497)
Gain on sale of real estate, net	—	283
Gain on debt extinguishment, net	—	300
Other income	631	34
Total other expense, net	$(8,507)	$(8,880)
Net income	$5,136	$3,526
Net income available to OP Units held by Non-controlling OP Unitholders	(2)	(2)
Net income available to the Company	$5,134	$3,524
Distributions attributable to Series E, F, and G preferred stock	(3,108)	(3,112)
Distributions attributable to senior common stock	(101)	(105)
Loss on extinguishment of Series F preferred stock, net	(10)	(3)
Net income available to common stockholders	$1,915	$304
Income per weighted average share of common stock - basic & diluted
Income available to common stockholders	$0.04	$0.01
Weighted average shares of common stock outstanding
Basic and Diluted	44,607,012	40,003,481
Earnings per weighted average share of senior common stock	$0.26	$0.26
Weighted average shares of senior common stock outstanding - basic	388,686	402,856
Comprehensive (loss) income
Change in unrealized (loss) gain related to interest rate hedging instruments, net	$(4,016)	$5,417
Other comprehensive (loss) income	(4,016)	5,417
Net income	$5,136	$3,526
Comprehensive income	$1,120	$8,943
Comprehensive income available to OP Units held by Non-controlling OP Unitholders	(2)	(2)
Total comprehensive income available to the Company	$1,118	$8,941

(1)Refer to Note 2 “Related-Party Transactions”
The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation
Condensed Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	For the three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$5,136	$3,526
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,243	13,326
Impairment charge	—	493
Gain on debt extinguishment, net	—	(300)
Gain on sale of real estate, net	—	(283)
Amortization of deferred financing costs	449	462
Amortization of deferred rent asset and liability, net	(1,481)	(1,615)
Decrease in sales-type lease receivable	114	—
Amortization of discount and premium on assumed debt, net	7	9
Asset retirement obligation expense	34	33
Amortization of right-of-use asset from operating leases and operating lease liabilities, net	2	3
Operating changes in assets and liabilities
(Increase) decrease in other assets	(418)	1,752
Decrease in deferred rent receivable	(378)	(1,149)
Increase (decrease) in accounts payable and accrued expenses	978	(725)
Increase in amount due to Adviser and Administrator	841	366
Decrease in other liabilities	(751)	(550)
Leasing commissions paid	(92)	(325)
Net cash provided by operating activities	$17,684	$15,023
Cash flows from investing activities:
Acquisition of real estate and related intangible assets	$(73,725)	$—
Improvements of existing real estate	(1,222)	(822)
Proceeds from sale of real estate	—	18,625
Receipts from lenders for funds held in escrow	—	2,499
Payments to lenders for funds held in escrow	(180)	(318)
Receipts from tenants for reserves	734	402
Payments to tenants from reserves	(751)	(1,668)
Deposits on future acquisitions	(500)	(250)
Net cash (used in) provided by investing activities	$(75,644)	$18,468
Cash flows from financing activities:
Proceeds from issuance of equity	$28,380	$189
Offering costs paid	(396)	(14)
Redemption of Series F preferred stock	(581)	(58)
Payments for deferred financing costs	(11)	—
Principal repayments on mortgage notes payable	(2,405)	(19,797)
Borrowings from revolving credit facility	85,100	19,900
Repayments on revolving credit facility	(35,700)	(19,700)
Increase (decrease) in security deposits	347	(47)
Distributions paid to common, senior common, preferred stock and Non-controlling OP Unitholders	(16,487)	(15,181)
Net cash provided by (used in) financing activities	$58,247	$(34,708)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$287	$(1,217)
Cash, cash equivalents, and restricted cash at beginning of period	$15,074	$16,135
Cash, cash equivalents, and restricted cash at end of period	$15,361	$14,918
SUPPLEMENTAL AND NON-CASH INFORMATION
Unrealized (loss) gain related to interest rate hedging instruments, net	$(4,016)	$5,417
Right-of-use asset from finance leases	$2,938	$—

Finance lease liabilities	$(2,938)	$—
Capital improvements and leasing commissions included in accounts payable and accrued expenses	$6,718	$6,868
Dividends paid on Series F preferred stock via additional share issuances	$130	$131
(1)Prior period conformed to current presentation.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (dollars in thousands):

	For the three months ended March 31,
	2025	2024
Cash and cash equivalents	$10,383	$10,451
Restricted cash	4,978	4,467
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$15,361	$14,918

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

Interim Financial Information

Our interim financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and in accordance with Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. The year-end balance sheet data presented herein was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of our management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim period, have been included. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 18, 2025. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for other interim periods or for the full 2025 fiscal year.

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

Significant Accounting Policies

The preparation of our financial statements in accordance with GAAP requires management to make judgments that are subjective in nature and requires management to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1, “Organization, Basis of Presentation and Significant Accounting Policies,” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024. There were no material changes to our critical accounting policies during the three months ended March 31, 2025.

Segment Reporting

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

2. Related-Party Transactions

Gladstone Management and Gladstone Administration

We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator, which collectively employ all of our personnel and pay their salaries, benefits, and general expenses directly. Both our Adviser and Administrator are affiliates of ours, as their parent company is owned and controlled by Mr. David Gladstone, our chairman and chief executive officer. One of our executive officers, Mr. Gladstone, serves as a director and executive officer of our Adviser and our Administrator. Our president, Mr. Arthur “Buzz” Cooper, is also an executive vice president of commercial and industrial real estate of our Adviser. Mr. Michael LiCalsi, our general counsel and secretary, also serves as our Administrator’s president, general counsel and secretary, as well as executive vice president of administration of our Adviser. We have entered into an advisory agreement with our Adviser, as amended from time to time (the “Advisory Agreement”), and an administration agreement with our Administrator (the “Administration Agreement”). The services and fees under the Advisory Agreement and Administration Agreement are described below. As of March 31, 2025 and December 31, 2024, $3.4 million and $2.5 million, respectively, was collectively due to our Adviser and Administrator. Our entrance into the Advisory Agreement and each amendment thereto has been approved unanimously by our board of directors (“Board of Directors”). Our Board of Directors reviews and considers renewing the agreements with our Adviser and Administrator annually, typically during the month of July. During its July 2024 meeting, our Board of Directors reviewed and renewed the Administration Agreement for an additional year, through August 31, 2025.

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

For the three months ended March 31, 2025, we recorded a base management fee of $1.6 million. For the three months ended March 31, 2024, we recorded a base management fee of $1.5 million.

Incentive Fee

Pursuant to the Advisory Agreement, the calculation of the incentive fee rewards the Adviser in circumstances where our quarterly Core FFO (defined at the end of this paragraph), before giving effect to any incentive fee, or pre-incentive fee Core FFO, exceeds 2.0% quarterly, or 8.0% annualized, of adjusted total stockholders’ equity (after giving effect to the base management fee but before giving effect to the incentive fee). We refer to this as the hurdle rate. The Adviser will receive 15.0% of the amount of our pre-incentive fee Core FFO that exceeds the new hurdle rate. However, in no event shall the incentive fee for a particular quarter exceed by 15.0% (the cap) the average quarterly incentive fee paid by us for the previous four quarters (excluding quarters for which no incentive fee was paid). Core FFO, as defined in the Advisory Agreement, is GAAP net income (loss) available (attributable) to common stockholders, excluding the incentive fee, depreciation and amortization, any realized and unrealized gains, losses or other non-cash items recorded in net income (loss) available (attributable) to common stockholders for the period, and one-time events pursuant to changes in GAAP.

On January 10, 2023, the Company amended and restated the Advisory Agreement by entering into the Seventh Amended and Restated Investment Advisory Agreement between the Company and the Adviser (the “Seventh Amended Advisory Agreement”), as approved unanimously by our Board of Directors, including specifically, our independent directors. The Seventh Amended Advisory Agreement contractually eliminated the payment of the incentive fee for the quarters ended March 31, 2023 and June 30, 2023. The calculation of all other fees was unchanged.

On July 11, 2023, the Company amended and restated the Advisory Agreement by entering into the Eighth Amended and Restated Investment Advisory Agreement between the Company and the Adviser (the “Eighth Amended Advisory Agreement”), as approved unanimously by our Board of Directors, including specifically, our independent directors. The Eighth Amended Advisory Agreement contractually eliminated the payment of the incentive fee for the quarters ended September 30, 2023 and December 31, 2023. In addition, the Eighth Amended Advisory Agreement also clarified that for any future quarter whereby an incentive fee would exceed by greater than 15% the average quarterly incentive fee paid, the measurement would be versus the last four quarters where an incentive fee was actually paid. The calculation of all other fees was unchanged.

For the three months ended March 31, 2025, we recorded an incentive fee of $0.6 million. The Adviser did not waive any portion of the incentive fee for the three months ended March 31, 2025. For the three months ended March 31, 2024, we recorded an incentive fee of $1.2 million, partially offset by credits related to non-contractual, unconditional, and irrevocable waivers issued by the Adviser of $0.8 million.

Capital Gain Fee

Under the Advisory Agreement, we will pay to the Adviser a capital gain-based incentive fee that will be calculated and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement). In determining the capital gain fee, we will calculate aggregate realized capital gains and aggregate realized capital losses for the applicable time period. For this purpose, aggregate realized capital gains and losses, if any, equals the realized gain or loss calculated by the difference between the sales price of the property, less any costs to sell the property and the current gross value of the property (equal to the property’s original acquisition price plus any subsequent non-reimbursed capital improvements) of the disposed property. At the end of the fiscal year, if this number is positive, then the capital gain fee payable for such time period shall equal 15.0% of such amount. No capital gain fee was recognized during the three months ended March 31, 2025 or 2024.

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

Administration Agreement

Under the terms of the Administration Agreement, we pay separately for our allocable portion of the Administrator’s overhead expenses in performing its obligations to us including, but not limited to, rent and our allocable portion of the salaries and benefits expenses of our Administrator’s employees, including, but not limited to, our chief financial officer, treasurer, chief compliance officer, general counsel and secretary (who also serves as our Administrator’s president, general counsel and secretary), and their respective staffs. Our allocable portion of the Administrator’s expenses are generally derived by multiplying our Administrator’s total expenses by the approximate percentage of time the Administrator’s employees perform services for us in relation to their time spent performing services for all companies serviced by our Administrator under contractual agreements. We believe that the methodology of allocating the Administrator’s total expenses by approximate percentage of time services were performed among all companies serviced by our Administrator more closely approximates fees paid for actual services performed. For the three months ended March 31, 2025, we recorded an administration fee of $0.6 million. For the three months ended March 31, 2024, we recorded an administration fee of $0.6 million.

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

Mortgage Financing Arrangement Agreement

We entered into an agreement with Gladstone Securities, effective June 18, 2013, for it to act as our non-exclusive agent to assist us with arranging mortgage financing for our owned properties. In connection with this engagement, Gladstone Securities will, from time to time, continue to solicit the interest of various commercial real estate lenders or recommend to us third-party lenders offering credit products or packages that are responsive to our needs. We pay Gladstone Securities a financing fee in connection with the services it provides to us for securing mortgage financing on any of our properties. The amount of these financing fees, which are payable upon closing of the financing, are based on a percentage of the amount of the mortgage, generally ranging from 0.15% to a maximum of 1.00% of the mortgage obtained. The amount of the financing fees may be reduced or eliminated, as determined by us and Gladstone Securities, after taking into consideration various factors, including, but not limited to, the involvement of any third-party brokers and market conditions. We did not pay financing fees to Gladstone Securities during the three months ended March 31, 2025 and 2024. Our Board of Directors renewed the agreement for an additional year, through August 31, 2025, at its July 2024 meeting.

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

Under the Dealer Manager Agreement, Gladstone Securities, as dealer manager, provides certain sales, promotional and marketing services to us in connection with the Offering, and we pay Gladstone Securities (i) selling commissions of 6.0% of the gross proceeds from sales of Series F Preferred Stock in the Primary Offering (the “Selling Commissions”), and (ii) a dealer manager fee of 3.0% of the gross proceeds from sales of Series F Preferred Stock in the Primary Offering (the “Dealer Manager Fee”). No Selling Commissions or Dealer Manager Fee are paid with respect to shares sold pursuant to the DRIP. Gladstone Securities may, in its sole discretion, re-allow for payment of a portion of the Dealer Manager Fee to participating broker-dealers in support of the Offering. We paid fees of $0.03 million to Gladstone Securities during the three months ended March 31, 2025 in connection with the Offering. We paid fees of $0.02 million to Gladstone Securities during the three months ended March 31, 2024 in connection with the Offering.

3. Earnings Per Share of Common Stock

The following tables set forth the computation of basic and diluted earnings per share of common stock for the three months ended March 31, 2025 and 2024. The operating partnership units in the Operating Partnership (“OP Units”) held by holders who do not control the Operating Partnership (“Non-controlling OP Unitholders”) (which may be redeemed for shares of common stock) have been excluded from the diluted earnings per share calculations, as there would be no effect on the amounts since the Non-controlling OP Unitholders’ share of income would also be added back to net income. Net income figures are presented net of such non-controlling interests in the income per share calculation.

We computed basic earnings per share for the three months ended March 31, 2025 and 2024 using the weighted average number of shares outstanding during the respective periods. Diluted earnings per share for the three months ended March 31, 2025 and 2024 reflects additional shares of common stock related to our convertible senior common stock (the “Senior Common Stock”), if the effect of conversion would be dilutive, that would have been outstanding if such dilutive potential shares of common stock had been issued, as well as an adjustment to net income available to common stockholders as applicable to common stockholders that would result from their assumed issuance (dollars in thousands, except per share amounts).

	For the three months ended March 31,
	2025	2024
Calculation of basic earnings per share of common stock:
Net income available to common stockholders	$1,915	$304
Denominator for basic weighted average shares of common stock (1)	44,607,012	40,003,481
Basic earnings per share of common stock	$0.04	$0.01
Calculation of diluted earnings per share of common stock:
Net income available to common stockholders	$1,915	$304
Net income available to common stockholders plus assumed conversions (2)	$1,915	$304
Denominator for basic weighted average shares of common stock (1)	44,607,012	40,003,481
Effect of convertible Senior Common Stock (2)	—	—
Denominator for diluted weighted average shares of common stock (2)	44,607,012	40,003,481
Diluted earnings per share of common stock	$0.04	$0.01
(1)The weighted average number of OP Units held by Non-controlling OP Unitholders was 39,474 for the three months ended March 31, 2025 and 310,643 for the three months ended March 31, 2024.
(2)We excluded convertible shares of Senior Common Stock of 329,404 and 342,247 from the calculation of diluted earnings per share for the three months ended March 31, 2025 and 2024, respectively, because these shares were anti-dilutive.

4. Real Estate and Intangible Assets

Real Estate

The following table sets forth the components of our investments in real estate as of March 31, 2025 and December 31, 2024, respectively, excluding real estate held for sale (dollars in thousands):

	March 31, 2025	December 31, 2024
Real estate:
Land (1)	$145,313	$139,743
Building and improvements	1,079,127	1,017,534
Tenant improvements	55,098	54,516
Accumulated depreciation	(329,448)	(319,646)
Real estate, net	$950,090	$892,147
(1)This amount includes $2,711 of land value subject to land lease agreements which we may purchase at our option for a nominal fee.

Real estate depreciation expense on building and tenant improvements was $9.8 million for the three months ended March 31, 2025. Real estate depreciation expense on building and tenant improvements was $9.8 million for the three months ended March 31, 2024.

Acquisitions

We acquired six industrial properties during the three months ended March 31, 2025, and did not acquire any properties during the three months ended March 31, 2024. The acquisitions are summarized below (dollars in thousands):

Three Months Ended		Aggregate Square Footage	Weighted Average Remaining Lease Term at Time of Acquisition	Aggregate Purchase Price	Aggregate Capitalized Acquisition Expenses
March 31, 2025	(1)	355,778	10.8 years	$73,725	$475
(1)On February 19, 2025, we acquired a five-property, 215,474 square foot portfolio in Houston, Texas for $29.5 million. The property is fully leased to one tenant and had 10.0 years of remaining lease term at the time we acquired the property. On March 28, 2025, we acquired a 140,304 square foot property in Dallas-Fort Worth, Texas for $44.3 million. The property is fully leased to one tenant and had 11.3 years of remaining lease term at the time we acquired the property.

We determined the fair value of assets acquired and liabilities assumed related to the properties acquired during the three months ended March 31, 2025 as follows (dollars in thousands):

	Three Months Ended March 31, 2025
Acquired assets and liabilities	Purchase price
Land	$5,570	(1)
Building	58,778
Tenant Improvements	582
In-place Leases	4,358
Leasing Costs	4,520
Customer Relationships	2,032
Below Market Leases	(2,115)	(2)
Total Purchase Price	$73,725
(1)The Dallas-Fort Worth, Texas property acquired is subject to a ground lease, therefore there is no land asset included on the condensed consolidated balance sheets.
(2)This amount includes $250 of loans receivable included in Other liabilities on the condensed consolidated balance sheets.
Future Lease Payments

Future operating lease payments from tenants under non-cancelable leases, excluding tenant reimbursement of expenses, for the nine months ending December 31, 2025 and each of the five succeeding fiscal years and thereafter is as follows (dollars in thousands):

Year	Tenant Lease Payments
Nine Months Ending December 31, 2025	$94,158
2026	123,282
2027	108,964
2028	96,402
2029	88,487
2030	76,278
Thereafter	356,456

Future sales-types lease payments from tenants under non-cancelable leases and reasonably certain purchase options for the nine months ending December 31, 2025 and each of the five succeeding fiscal years and thereafter is as follows (dollars in thousands):

Year	Tenant Lease Payments
Nine Months Ending December 31, 2025	$19,199
2026	—
2027	—
2028	—
2029	—
Thereafter	—
$19,199
Difference between undiscounted cash flow and present value	677
Sales-type lease receivable	$18,522

In accordance with the lease terms, substantially all operating expenses are required to be paid by the tenant directly, or reimbursed to us from the tenant; however, we would be required to pay operating expenses on the respective properties in the event the tenants fail to pay them.

Lease Revenue Reconciliation

The table below sets forth the allocation of lease revenue between fixed contractual payments and variable lease payments for the three months ended March 31, 2025 and 2024, respectively (dollars in thousands):

	For the three months ended March 31,
Lease revenue reconciliation	2025	2024	$ Change	% Change
Fixed lease payments	$32,448	$31,789	$659	2.1%
Variable lease payments	5,053	3,932	1,121	28.5%
	$37,501	$35,721	$1,780	5.0%

Sales-Type Leases

For the three months ended March 31, 2025, we had one lease classified as a sales-type lease. We recorded a sales-type lease receivable of $18.5 million in the condensed consolidated balance sheets, net of $0.02 million in allowance for credit loss. For the three months ended March 31, 2025, the interest income earned from sales-type leases of $0.4 million was included in other income in the condensed consolidated statements of operations. There was no sales-type lease activity in the three months ended March 31, 2024. In developing the expected credit loss, we reviewed the tenant’s credit rating, which is AA- stable, performed a collectability analysis, and confirmed they were current on payments as of March 31, 2025. The sales-type lease receivable, net, approximates fair value as of March 31, 2025.

Intangible Assets

The following table summarizes the carrying value of intangible assets, liabilities and the accumulated amortization for each intangible asset and liability class as of March 31, 2025 and December 31, 2024, respectively, excluding real estate held for sale (dollars in thousands):

	March 31, 2025		December 31, 2024
	Lease Intangibles	Accumulated Amortization	Lease Intangibles	Accumulated Amortization
In-place leases	$100,750	$(66,142)	$96,392	$(64,830)
Leasing costs	93,706	(50,417)	89,093	(48,963)
Customer relationships	62,409	(37,638)	60,377	(36,962)
	$256,865	$(154,197)	$245,862	$(150,755)

	Deferred Rent Receivable/(Liability)	Accumulated (Amortization)/Accretion	Deferred Rent Receivable/(Liability)	Accumulated (Amortization)/Accretion
Above market leases	$13,718	$(11,705)	$13,718	$(11,582)
Below market leases and deferred revenue	(58,481)	36,224	(56,616)	34,620

Total amortization expense related to in-place leases, leasing costs and customer relationship lease intangible assets was $3.4 million for the three months ended March 31, 2025 and $3.5 million for the three months ended March 31, 2024, and is included in depreciation and amortization expense in the condensed consolidated statements of operations and comprehensive income.

Total amortization related to above-market lease values was $0.1 million for the three months ended March 31, 2025 and $0.1 million for the three months ended March 31, 2024, and is included in lease revenue in the condensed consolidated statements of operations and comprehensive income. Total amortization related to below-market lease values was $1.6 million for the three months ended March 31, 2025 and $1.7 million for the three months ended March 31, 2024, and is included in lease revenue in the condensed consolidated statements of operations and comprehensive income.

We acquired six industrial properties during the three months ended March 31, 2025, and did not acquire any properties during the three months ended March 31, 2024. The weighted average amortization periods in years for the intangible assets acquired and liabilities assumed during the three months ended March 31, 2025, were as follows:

Intangible Assets & Liabilities	March 31, 2025
In-place leases	10.7
Leasing costs	10.7
Customer relationships	15.7
Below market leases	10.7
All intangible assets & liabilities	12.0

5. Real Estate Dispositions, Held for Sale and Impairment Charges

Real Estate Dispositions

We did not sell any properties during the three months ended March 31, 2025 and sold three properties during the three months ended March 31, 2024.

Real Estate Held for Sale

At March 31, 2025, we had two properties classified as held for sale, located in Tifton, Georgia and Hickory, North Carolina. We consider these assets to be non-core to our long-term strategy. At December 31, 2024, we had the same two properties classified as held for sale, located in Tifton, Georgia and Hickory, North Carolina.

The table below summarizes the components of the assets and liabilities held for sale at March 31, 2025 and December 31, 2024, reflected on the accompanying condensed consolidated balance sheets (dollars in thousands):

	March 31, 2025	December 31, 2024
Assets Held for Sale
Total real estate held for sale	$4,337	$4,337
Lease intangibles, net	26	26
Total Assets Held for Sale	$4,363	$4,363

Impairment Charges

We evaluated our portfolio for triggering events to determine if any of our held and used assets were impaired during the three months ended March 31, 2025 and did not recognize an impairment charge. We did not recognize any impairment charges on our two held for sale assets during the three months ended March 31, 2025. We did not recognize an impairment charge on our held and used assets during the three months ended March 31, 2024. We recognized an impairment charge of $0.5 million on one held for sale asset, located in Richardson, Texas, during the three months ended March 31, 2024. In performing our held for sale assessment, the carrying value of this asset was above the fair value, less costs of sale. As a result, we impaired this property to equal the fair market value less costs of sale.

6. Mortgage Notes Payable, Credit Facility, and Senior Unsecured Notes

Our $125.0 million unsecured revolving credit facility (“Revolver”), $160.0 million term loan facility (“Term Loan A”), $60.0 million term loan facility (“Term Loan B”), and $150.0 million term loan facility (“Term Loan C”), are collectively referred to herein as the “Credit Facility”.

Our mortgage notes payable, Credit Facility, and our Operating Partnership’s $75.0 million senior unsecured notes (the “2029 Notes”) as of March 31, 2025 and December 31, 2024 are summarized below (dollars in thousands):

	Encumbered properties at		Carrying Value at		Stated Interest Rates at		Scheduled Maturity Dates at
	March 31, 2025		March 31, 2025	December 31, 2024	March 31, 2025		March 31, 2025
Mortgage and other secured loans:
Fixed rate mortgage loans	44		$261,898	$264,243	(1)		(2)
Variable rate mortgage loans	1		7,201	7,260	SOFR + 2.25%	(3)	(2)
Premiums and discounts, net	—		(1)	(8)	N/A		N/A
Deferred financing costs, mortgage loans, net	—		(1,772)	(1,916)	N/A		N/A
Total mortgage notes payable, net	45		$267,326	$269,579	(4)
Variable rate revolving credit facility	94	(6)	$51,300	$1,900	SOFR + 1.35%	(3)	8/18/2026
Total revolver	94		$51,300	$1,900
Variable rate term loan facility A	—	(6)	$160,000	$160,000	SOFR + 1.30%	(3)	8/18/2027
Variable rate term loan facility B	—	(6)	40,000	40,000	SOFR + 1.30%	(3)	2/11/2026
Variable rate term loan facility C	—	(6)	150,000	150,000	SOFR + 1.30%	(3)	2/18/2028
Deferred financing costs, term loan facility	—		(1,879)	(2,052)	N/A		N/A
Total term loan, net	N/A		$348,121	$347,948
Senior unsecured notes	—		$75,000	$75,000	6.47%		12/18/2029
Deferred financing costs, senior unsecured notes	—		(1,001)	(1,042)	N/A		N/A
Total senior unsecured notes, net	N/A		$73,999	$73,958
Total mortgage notes payable, credit facility, and senior unsecured notes	139		$740,746	$693,385	(5)
(1)As of March 31, 2025, interest rates on our fixed rate mortgage notes payable varied from 2.80% to 6.63%.
(2)As of March 31, 2025, we had 40 mortgage notes payable with maturity dates ranging from September 30, 2025 through August 1, 2037.
(3)As of March 31, 2025, the Secured Overnight Financing Rate (“SOFR”) was approximately 4.41%.
(4)The weighted average interest rate on the mortgage notes outstanding as of March 31, 2025 was approximately 4.29%.
(5)The weighted average interest rate on all debt outstanding as of March 31, 2025 was approximately 5.28%.
(6)The amount we may draw under our Credit Facility is based on a percentage of the fair value of a combined pool of 94 unencumbered properties as of March 31, 2025.
N/A - Not Applicable

Mortgage Notes Payable

As of March 31, 2025, we had 40 mortgage notes payable, collateralized by a total of 45 properties with a net book value of $428.8 million. We have limited recourse liabilities that could result from any one or more of the following circumstances: a borrower voluntarily filing for bankruptcy, improper conveyance of a property, fraud or material misrepresentation, misapplication or misappropriation of rents, security deposits, insurance proceeds or condemnation proceeds, or physical waste or damage to the property resulting from a borrower’s gross negligence or willful misconduct. As of March 31, 2025, we did not have any mortgages subject to recourse. We will also indemnify lenders against claims resulting from the presence of hazardous substances or activity involving hazardous substances in violation of environmental laws on a property.

We made payments of $0.01 million for deferred financing costs during the three months ended March 31, 2025. We did not make any payments for deferred financing costs during the three months ended March 31, 2024.

Scheduled principal payments of mortgage notes payable for the nine months ending December 31, 2025, and each of the five succeeding fiscal years and thereafter are as follows (dollars in thousands):

Year	Scheduled Principal Payments
Nine Months Ending December 31, 2025	$17,509
2026	35,367
2027	95,402
2028	37,433
2029	34,867
2030	33,528
Thereafter	14,993
Total	$269,099	(1)
(1)This figure does not include $(0.001) million of premiums and (discounts), net, and $1.8 million of deferred financing costs, which are reflected in mortgage notes payable, net on the condensed consolidated balance sheets.

We believe we will be able to address all mortgage notes payable maturing over the next 12 months through a combination of refinancing our existing indebtedness, cash from operations, proceeds from one or more equity offerings and availability on our Credit Facility.

Interest Rate Cap and Interest Rate Swap Agreements

We have entered into interest rate cap agreements that cap the interest rate on certain of our variable-rate debt and we have assumed or entered into interest rate swap agreements in which we hedged our exposure to variable interest rates by agreeing to pay fixed interest rates to our respective counterparty. We have adopted the fair value measurement provisions for our financial instruments recorded at fair value. The fair value guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Generally, we will estimate the fair value of our interest rate caps and interest rate swaps, in the absence of observable market data, using estimates of value including estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. At March 31, 2025 and December 31, 2024, our interest rate cap agreements and interest rate swaps were valued using Level 2 inputs.

The fair value of the interest rate cap agreements is recorded in other assets on our accompanying condensed consolidated balance sheets. We record changes in the fair value of the interest rate cap agreements quarterly based on the current market valuations at quarter end. If the interest rate cap qualifies for hedge accounting, then the change in the estimated fair value is recorded to accumulated other comprehensive income to the extent that it is effective, with any ineffective portion recorded to interest expense in our condensed consolidated statements of operations and comprehensive income. If the interest rate cap does not qualify for hedge accounting, or if it is determined the hedge is ineffective, then any change in the fair value is recognized in interest expense in our consolidated statements of operations and comprehensive income. During the next 12 months, we estimate that an additional $1.3 million will be reclassified out of accumulated other comprehensive income into interest expense in our condensed consolidated statements of operations and comprehensive income, as a reduction to interest expense. The following table summarizes the interest rate caps at March 31, 2025 and December 31, 2024 (dollars in thousands):

		March 31, 2025		December 31, 2024
Aggregate Cost		Aggregate Notional Amount	Aggregate Fair Value	Aggregate Notional Amount	Aggregate Fair Value
$—	(1)	$—	$—	$60,000	$—
(1)We entered into an interest rate cap agreement on variable rate debt with a SOFR cap of 5.50%. This cap matured in March 2025.

We have assumed or entered into interest rate swap agreements in connection with certain of our mortgage financings and Credit Facility, whereby we will pay our counterparty a fixed interest rate on a monthly basis and receive payments from our counterparty equivalent to the stipulated floating rate. The fair value of our interest rate swap agreements is recorded in other assets or other liabilities on our accompanying condensed consolidated balance sheets. We have designated our interest rate swaps as cash flow hedges, and we record changes in the fair value of the interest rate swap agreement to accumulated other comprehensive income on the condensed consolidated balance sheets. We have designated our interest rate swaps as cash flow hedges, and we record changes in the fair value of the respective interest rate swap agreement to accumulated other comprehensive income on the consolidated balance sheets. We record changes in fair value on a quarterly basis, using current market valuations at quarter end. The following table summarizes our interest rate swaps at March 31, 2025 and December 31, 2024 (dollars in thousands):

March 31, 2025			December 31, 2024
Aggregate Notional Amount	Aggregate Fair Value Asset	Aggregate Fair Value Liability	Aggregate Notional Amount	Aggregate Fair Value Asset	Aggregate Fair Value Liability
$360,177	$5,218	$(289)	$360,484	$8,965	$(19)

The following table presents the impact of our derivative instruments in the condensed consolidated financial statements (dollars in thousands):

	Amount of (loss) gain, net, recognized in Comprehensive Income
	Three Months Ended March 31,
	2025	2024
Derivatives in cash flow hedging relationships
Interest rate caps	$—	$(498)
Interest rate swaps	(4,016)	5,915
Total	$(4,016)	$5,417

The following table presents the reclassifications of our derivative instruments out of accumulated other comprehensive income into interest expense in the condensed consolidated financial statements (dollars in thousands):

	Amount reclassified out of Accumulated Other Comprehensive Income
	Three Months Ended March 31,
	2025	2024
Interest rate caps	$15	$106
Total	$15	$106

The following table sets forth certain information regarding our derivative instruments (dollars in thousands):

		Asset (Liability) Derivatives Fair Value at
Derivatives Designated as Hedging Instruments	Balance Sheet Location	March 31, 2025	December 31, 2024
Interest rate caps	Other assets	$—	$—
Interest rate swaps	Other assets	5,218	8,965
Interest rate swaps	Other liabilities	(289)	(19)
Total derivative liabilities, net		$4,929	$8,946

The fair value of all mortgage notes payable outstanding as of March 31, 2025 was $255.9 million, as compared to the carrying value stated above of $267.3 million. The fair value is calculated based on a discounted cash flow analysis, using management’s estimate of market interest rates on long-term debt with comparable terms and loan to value ratios. The fair value was calculated using Level 3 inputs of the hierarchy established by ASC 820, “Fair Value Measurements and Disclosures.”

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

As of March 31, 2025, there was $401.3 million outstanding under our Credit Facility, at a weighted average interest rate of approximately 5.72%, and $2.1 million outstanding letters of credit, at a weighted average interest rate of 1.35%. As of March 31, 2025, the maximum additional amount we could draw under the Credit Facility was $70.1 million. We were in compliance with all covenants under the Credit Facility as of March 31, 2025.

The amount outstanding under the Credit Facility approximates fair value as of March 31, 2025.

On December 18, 2024, we and the Operating Partnership entered into a Note Purchase Agreement with the institutional investors named therein, in connection with a private placement of $75.0 million of the 2029 Notes. The amount outstanding approximates fair value as of March 31, 2025. The proceeds were used to pay down Term Loan B by $20.0 million and the Revolver by $55.0 million.

7. Commitments and Contingencies

Ground Leases

We are obligated as lessee under four ground leases. Future minimum rental payments due under the terms of these leases for the nine months ending December 31, 2025 and each of the five succeeding fiscal years and thereafter are as follows (dollars in thousands):

Year	Future Lease Payments Due Under Operating Leases
Nine Months Ending December 31, 2025	$343
2026	460
2027	467
2028	470
2029	470
2030	385
Thereafter	2,974
Total anticipated lease payments	$5,569
Less: amount representing interest	(1,566)
Present value of lease payments	$4,003

Year	Future Lease Payments Due Under Finance Leases
Nine Months Ending December 31, 2025	$116
2026	172
2027	178
2028	178
2029	178
2030	178
Thereafter	7,098
Total anticipated lease payments	$8,098
Less: amount representing interest	(5,160)
Present value of lease payments	$2,938

Rental expense incurred for properties with ground lease obligations during the three months ended March 31, 2025 was $0.1 million. Rental expense incurred for properties with ground lease obligations during the three months ended March 31, 2024 was $0.1 million. Three of our ground leases are treated as operating leases and rental expenses are reflected in property operating expenses on the condensed consolidated statements of operations and comprehensive income. One of our ground leases is treated as a finance lease and rental expense is reflected in interest expenses on the condensed consolidated statements of operations and comprehensive income. Our ground leases have a weighted average remaining lease term of 23.0 years and a weighted average discount rate of 5.79%.

Letters of Credit

As of March 31, 2025, there were $2.1 million outstanding letters of credit related to mortgage requirements at our Maitland, Florida properties.

8. Equity and Mezzanine Equity

Stockholders’ Equity

The following table summarizes the changes in our equity for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
Senior Common Stock
Balance, beginning of period	$1	$1
Issuance of senior common stock, net	—	—
Balance, end of period	$1	$1
Common Stock
Balance, beginning of period	$44	$40
Issuance of common stock, net	1	—
Balance, end of period	$45	$40
Series F Preferred Stock
Balance, beginning of period	$1	$1
Issuance of Series F preferred stock, net	—	—
Redemption of Series F preferred stock, net	—	—
Balance, end of period	$1	$1
Additional Paid in Capital
Balance, beginning of period	$784,389	$730,256
Issuance of common stock and Series F preferred stock, net	26,971	197
Redemption of Series F preferred stock, net	571	55
Adjustment to OP Units held by Non-controlling OP Unitholders resulting from changes in ownership of the Operating Partnership	(16)	(43)

Balance, end of period	$811,915	$730,465
Accumulated Other Comprehensive Income
Balance, beginning of period	$10,648	$7,758
Comprehensive income	(4,016)	5,417
Reclassification into interest expense	15	106
Balance, end of period	$6,647	$13,281
Distributions in Excess of Accumulated Earnings
Balance, beginning of period	$(623,912)	$(584,776)
Distributions declared to common, senior common, and preferred stockholders	(16,605)	(15,220)
Redemption of Series F preferred stock, net	(10)	(3)
Net income available to the Company	5,134	3,524
Balance, end of period	$(635,393)	$(596,475)
Total Stockholders' Equity
Balance, beginning of period	$171,171	$153,280
Issuance of common stock and Series F preferred stock, net	26,972	197
Redemption of Series F preferred stock, net	561	52
Distributions declared to common, senior common, and preferred stockholders	(16,605)	(15,220)
Comprehensive income	(4,016)	5,417
Reclassification into interest expense	15	106
Adjustment to OP Units held by Non-controlling OP Unitholders resulting from changes in ownership of the Operating Partnership	(16)	(43)
Net income available to the Company	5,134	3,524
Balance, end of period	$183,216	$147,313
Non-Controlling Interest
Balance, beginning of period	$130	$986
Distributions declared to Non-controlling OP Unit holders	(12)	(93)
Adjustment to OP Units held by Non-controlling OP Unitholders resulting from changes in ownership of the Operating Partnership	16	43
Net income (loss) available (attributable) to OP Units held by Non-controlling OP Unitholders	2	2
Balance, end of period	$136	$938
Total Equity	$183,352	$148,251

Distributions

We paid the following distributions per share for the three months ended March 31, 2025 and 2024:

	For the three months ended March 31,
	2025	2024
Common Stock and Non-controlling OP Units	$0.30	$0.30
Senior Common Stock	0.2625	0.2625
Series E Preferred Stock	0.414063	0.414063
Series F Preferred Stock	0.375	0.375
Series G Preferred Stock	0.375	0.375

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

On March 3, 2023, we entered into an At-the-Market Equity Offering Sales Agreement (the “2023 Common Stock Sales Agreement”), with BofA Securities, Inc. (“BofA”), Goldman Sachs, Baird, KeyBanc Capital Markets Inc. (“KeyBanc”), and Fifth Third (collectively the “Common Stock Sales Agents”). In connection with the 2023 Common Stock Sales Agreement, we filed prospectus supplements with the SEC dated March 3, 2023 and March 7, 2023, to the prospectus dated November 23, 2022, for the offer and sale of an aggregate offering amount of up to $250.0 million of common stock. During the three months ended March 31, 2025, we did not sell any shares of common stock under the 2023 Common Stock Sales Agreement.

On March 26, 2024, we entered into Amendment No. 1 to the 2023 Common Stock Sales Agreement (the “2024 Common Stock Sales Agreement”). The amendment permitted shares of common stock to be issued pursuant to the 2024 Common Stock Sales Agreement under the 2024 Registration Statement, and future registration statements on Form S-3. In connection with the 2024 Common Stock Sales Agreement, we filed a prospectus supplement with the SEC dated March 26, 2024, to the prospectus dated March 21, 2024, for the offer and sale of an aggregate offering amount of $250.0 million of common stock. During the three months ended March 31, 2025, we sold 1,770,581 shares of common stock, raising approximately $27.7 million in net proceeds under the 2024 Common Stock Sales Agreement.

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

Series F Preferred Stock

On February 20, 2020, we filed with the Maryland Department of Assessments and Taxation Articles Supplementary (i) setting forth the rights, preferences and terms of the Series F Preferred Stock and (ii) reclassifying and designating 26,000,000 shares of our authorized and unissued shares of common stock as shares of Series F Preferred Stock. The reclassification decreased the number of shares classified as common stock from 86,290,000 shares immediately prior to the reclassification to 60,290,000 shares immediately after the reclassification. We sold 13,500 shares of our Series F Preferred Stock, raising $0.3 million in net proceeds, during the three months ended March 31, 2025.

Non-controlling Interest in Operating Partnership

As of March 31, 2025 and December 31, 2024, we owned approximately 99.9% and 99.9%, respectively, of the outstanding OP Units.

The Operating Partnership is required to make distributions on each OP Unit in the same amount as those paid on each share of our common stock, with the distributions on the OP Units held by us being utilized to make distributions to our common stockholders.

As of March 31, 2025 and December 31, 2024, there were 39,474 and 39,474 outstanding OP Units held by Non-controlling OP Unitholders, respectively.

9. Subsequent Events

Distributions

On April 8, 2025, our Board of Directors declared the following monthly distributions for the months of April, May and June of 2025:

Record Date	Payment Date	Common Stock and Non-controlling OP Unit Distributions per Share	Series E Preferred Distributions per Share	Series G Preferred Distributions per Share
April 21, 2025	April 30, 2025	$0.10	$0.138021	$0.125
May 21, 2025	May 30, 2025	0.10	0.138021	0.125
June 20, 2025	June 30, 2025	0.10	0.138021	0.125
		$0.30	$0.414063	$0.375

Senior Common Stock Distributions
Payable to the Holders of Record During the Month of:	Payment Date	Distribution per Share
April	May 5, 2025	$0.0875
May	June 5, 2025	0.0875
June	July 3, 2025	0.0875
		$0.2625

Series F Preferred Stock Distributions
Record Date	Payment Date	Distribution per Share
April 25, 2025	May 5, 2025	$0.125
May 27, 2025	June 5, 2025	0.125
June 25, 2025	July 3, 2025	0.125
		$0.375

Equity Activity

Subsequent to March 31, 2025 and through May 7, 2025, we raised $7.2 million in net proceeds from the sale of 525,192 shares of common stock under our 2024 Common Stock Sales Agreement and we raised $0.1 million in net proceeds from the sale of 2,200 shares of Series F Preferred Stock.

Sale Activity

On April 1, 2025, we sold our 60,000 square foot property in Hickory, North Carolina for $5.1 million. We realized a $0.4 million gain on sale.

On April 30, 2025, we completed the transaction to sell our 676,031 square foot property in Tifton, Georgia for $18.5 million, incurring $0.4 million in closing costs. During the year ended December 31, 2024, we recorded a sales-type lease receivable related and derecognized the carry value of this property, recognizing a $3.9 million selling profit from sales-type lease, net, that was included in the gain on sale of real estate, net, in the consolidated statement of operations.

Financing Activity

On April 30, 2025, we fully repaid one mortgage with an outstanding balance of $7.2 million collateralized by one property. This mortgage had a variable interest rate of SOFR + 2.25%.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements contained herein, other than historical facts, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our business, financial condition, liquidity, results of operations, funds from operations or prospects to be materially different from any future business, financial condition, liquidity, results of operations, funds from operations or prospects expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see the captions titled “Forward-Looking Statements” and “Risk Factors” in this report and/or in our Annual Report on Form 10-K for the year ended December 31, 2024. We caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q.

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

General

We are an externally advised real estate investment trust (“REIT”) that was incorporated under the General Corporation Law of the State of Maryland on February 14, 2003. We focus on acquiring, owning, and managing primarily industrial and office properties. Our properties are geographically diversified and our tenants cover a broad cross section of business sectors and range in size from small to very large private and public companies, many of which are corporations that do not have publicly-rated debt. We have historically entered into, and intend in the future to enter into, purchase agreements primarily for real estate having net leases with remaining terms of approximately seven to 15 years and contractual rental rate increases. Under a net lease, the tenant is required to pay most or all operating, maintenance, repair, and insurance costs and real estate taxes with respect to the leased property.

We actively communicate with private equity funds, real estate brokers and other third parties to locate properties for potential acquisition or to provide mortgage financing in an effort to build our portfolio. We target secondary growth markets that possess favorable economic growth trends, diversified industries, and growing population and employment.

All references to annualized generally accepted accounting principles (“GAAP”) rent are rents that each tenant pays in accordance with the terms of its respective lease reported evenly over the non-cancelable term of the lease.

As of May 7, 2025:

•we owned 139 properties totaling 16.5 million square feet of rentable space, located in 27 states;
•our occupancy rate was 98.7%;
•the weighted average remaining term of our mortgage debt was 3.3 years and the weighted average interest rate was 4.23%; and
•the average remaining lease term of the portfolio was 6.9 years.

Business Environment

Interest rates and capital markets remained the primary talking points and activity drivers in 2024. During 2024, the benchmark 10-year U.S. Treasury yield moved within a range from 3.6% at the low end to 4.8% at the high end, ending the year at 4.5%. During the first quarter of 2025, the 10-year U.S. Treasury yield ranged between 4.2% and 4.8%. The Federal Reserve interest rate cuts introduced more volatility to the market, and the timing of future cuts, if any, remains uncertain. This volatility translated directly to capital markets and investment volume as sellers’ pricing expectations lagged real-time changes in rates, with activity picking up slightly in the fourth quarter of 2024 and the first quarter of 2025.

According to Cushman & Wakefield plc (“Cushman”), industrial leasing demand softened slightly in the first quarter of 2025 but remains active and resilient. New leasing activity totaled just under 140 million square feet in completed deals during the first quarter of 2025, marking a 6.4% decline year over year. In addition, according to Cushman, the U.S. industrial sector absorbed 23.1 million square feet of positive absorption in the quarter, down from 42.4 million square feet, quarter over quarter, but on par when comparing year over year. Finally, industrial rents increased 4.3% year over year, and completions trended lower for the third straight quarter.

The office market saw modest recovery in 2024 and continued signs of improvement in the first quarter of 2025. According to Cushman, net absorption was negative in the first quarter of 2025, but the four-quarter rolling absorption total was its strongest in over two years, improving by 30% quarter over quarter and 48% year over year. Net absorption in the first quarter of 2025 was positive for one third of U.S. markets.

We collected 100% of all outstanding base rents for the three months ended March 31, 2025. This is a testament to the strength of our credit underwriting and asset management teams. We believe that we have a diverse tenant base, and specifically, we do not have significant exposure to tenants in the retail, hospitality, airlines, and oil and gas industries. Additionally, our properties are located across 27 states, which we believe mitigates our exposure to regional economic and weather-related issues, including regulations or laws implemented by state and local governments in any one geographic market or area. In the past, we have received rent modification requests from certain of our tenants, and it is possible we may receive additional requests in the future.

We believe we currently have adequate liquidity in the near term, and believe that our cash on hand combined with the availability on our Credit Facility is sufficient to cover all near-term debt obligations and operating expenses and to continue our industrial growth strategy. We are in compliance with all of our debt covenants as of March 31, 2025. Based on market observations and conversations we routinely have with lenders, we believe that credit continues to be available for well-capitalized borrowers, as demonstrated by the Operating Partnership’s issuance, on December 18, 2024, of $75.0 million of senior unsecured notes in a private placement. We continue to monitor our portfolio and intend to maintain a reasonably conservative liquidity position for the foreseeable future.

Other Business Environment Considerations

The geopolitical landscape remains fractured due to recent world events. Many domestic manufacturing businesses seek to limit supply chain disruptions by bringing their operations back to the United States. During the first quarter of 2025, the United States began a “reciprocal tariff” plan in an effort to increase the competitiveness of domestic manufacturing. The short- and long-term impacts of such tariffs are yet to be known, but we feel we are well positioned in our industrial portfolio as we monitor the broader market conditions. We expect that industrial demand will be further buoyed by government investment in infrastructure and advanced manufacturing operations. On the office side, a level of work-from-home trends appears to be here to stay, but many employees are returning to the office, particularly following the presidential transition.

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

We continue to focus on re-leasing vacant space, renewing upcoming lease expirations, re-financing upcoming loan maturities, and acquiring additional properties with associated long-term leases. Currently, we have four partially vacant buildings and one fully vacant building. Our available vacant space at March 31, 2025 represented 1.6% of our total square footage and the annual carrying costs on the vacant space, including real estate taxes and property operating expenses, are approximately $2.0 million. We continue to actively seek new tenants for these properties.

We believe our lease expiration schedule for the remainder of 2025 is manageable, as it equates to 2.5% of our lease revenue at March 31, 2025. Property acquisitions since the beginning of 2020 have totaled $472.7 million and all but one transaction was industrial in nature, with a weighted average lease term of 13.6 years and a weighted average lease term of 10.4 years at the time of this filing.

Our ability to make new investments is highly dependent upon our ability to procure financing. Our principal sources of financing generally include the issuance of equity securities, long-term unsecured notes in the private placement market, long-term mortgage loans secured by properties, borrowings under our $125.0 million senior unsecured revolving credit facility (“Revolver”), with KeyBank National Association (“KeyBank”), which matures in August 2026, our $160.0 million term loan facility (“Term Loan A”), which matures in August 2027, our $60.0 million term loan facility (“Term Loan B”), which matures in February 2026, our $150.0 million term loan facility (“Term Loan C”) which matures in February 2028, and our Operating Partnership’s $75.0 million senior unsecured notes (the “2029 Notes”) which mature in December 2029. As of March 31, 2025, there was $40.0 million outstanding under Term Loan B. We refer to the Revolver, Term Loan A, Term Loan B, and Term Loan C collectively herein as the “Credit Facility”. While lenders’ credit standards have tightened, we continue to look to private credit institutions, national and regional banks, insurance companies and non-bank lenders to finance our real estate activities.

Recent Developments

Sale Activity

On April 1, 2025, we sold our 60,000 square foot property in Hickory, North Carolina for $5.1 million. We realized a $0.4 million gain on sale.

On April 30, 2025, we completed the transaction to sell our 676,031 square foot property in Tifton, Georgia for $18.5 million, incurring $0.4 million in closing costs. During the year ended December 31, 2024, we recorded a sales-type lease receivable related and derecognized the carry value of this property, recognizing a $3.9 million selling profit from sales-type lease, net, that was included in the gain on sale of real estate, net, in the consolidated statement of operations.

Acquisition Activity

During the three months ended March 31, 2025, we acquired six industrial properties located in Houston, Texas and Dallas-Fort Worth, Texas, which are summarized below (dollars in thousands):

Aggregate Square Footage	Weighted Average Remaining Lease Term at Time of Acquisition	Aggregate Purchase Price	Aggregate Capitalized Acquisition Expenses	Aggregate Annualized GAAP Fixed Lease Payments
355,778	10.8 years	$73,725	$475	$6,146

Leasing Activity

During and subsequent to the three months ended March 31, 2025, we executed one lease, which is summarized below (dollars in thousands):

Aggregate Square Footage	Weighted Average Remaining Lease Term	Aggregate Annualized GAAP Fixed Lease Payments
67,709	3.0 years	$309

Financing Activity

On April 30, 2025, we fully repaid one mortgage with an outstanding balance of $7.2 million collateralized by one property. This mortgage had a variable interest rate of SOFR + 2.25%.

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

On March 3, 2023, we entered into an At-the-Market Equity Offering Sales Agreement (the “2023 Common Stock Sales Agreement”), with BofA Securities, Inc. (“BofA”), Goldman Sachs, Baird, KeyBanc Capital Markets Inc. (“KeyBanc”), and Fifth Third (collectively the “Common Stock Sales Agents”). In connection with the 2023 Common Stock Sales Agreement, we filed prospectus supplements with the SEC dated March 3, 2023 and March 7, 2023, to the prospectus dated November 23, 2022, for the offer and sale of an aggregate offering amount of $250.0 million of common stock. During the three months ended March 31, 2025, we did not sell any shares of common stock under the 2023 Common Stock Sales Agreement.

On March 26, 2024, we entered into Amendment No. 1 to the 2023 Common Stock Sales Agreement (the “2024 Common Stock Sales Agreement”). The amendment permitted shares of common stock to be issued pursuant to the 2024 Common Stock Sales Agreement under the Company’s Registration Statement on Form S-3 (File No. 333-277877) (the “2024 Registration Statement”), and future registration statements on Form S-3. In connection with the 2024 Common Stock Sales Agreement, we filed a prospectus supplement with the SEC dated March 26, 2024, to the prospectus dated March 21, 2024, for the offer and sale of an aggregate offering amount of $250.0 million of common stock. During the three months ended March 31, 2025, we sold 1,770,581 shares of common stock, raising approximately $27.7 million in net proceeds under the 2024 Common Stock Sales Agreement.

Universal Shelf Registration Statements

On March 13, 2024, we filed the 2024 Registration Statement, which was declared effective on March 21, 2024. The 2024 Registration Statement allows us to issue up to $1.3 billion of securities and replaced the 2022 Registration Statement.

Series F Preferred Stock Continuous Offering

On February 20, 2020, we filed with the Maryland Department of Assessments and Taxation Articles Supplementary (i) setting forth the rights, preferences and terms of the 6.00% Series F Cumulative Redeemable Preferred Stock, par value $0.001 per share, (the “Series F Preferred Stock”) and (ii) reclassifying and designating 26,000,000 shares of our authorized and unissued shares of common stock as shares of Series F Preferred Stock. The reclassification decreased the number of shares classified as common stock from 86,290,000 shares immediately prior to the reclassification to 60,290,000 shares immediately after the reclassification. We sold 13,500 shares of our Series F Preferred Stock, raising $0.3 million in net proceeds, during the three months ended March 31, 2025.

Non-controlling Interest in Operating Partnership

Gladstone Commercial Corporation conducts substantially all of its operations through a subsidiary, Gladstone Commercial Limited Partnership, a Delaware limited partnership (the “Operating Partnership”). As of March 31, 2025 and December 31, 2024, we owned approximately 99.9% and 99.9%, respectively, of the outstanding operating partnership units in the Operating Partnership (“OP Units”).

As of March 31, 2025 and December 31, 2024, there were 39,474 and 39,474 outstanding OP Units held by holders who do not control the Operating Partnership (“Non-controlling OP Unitholders”), respectively.

Diversity of Our Portfolio

Gladstone Management Corporation, a Delaware corporation (our “Adviser”), seeks to diversify our portfolio to avoid dependence on any one particular tenant, industry or geographic market. By diversifying our portfolio, our Adviser intends to reduce the adverse effect on our portfolio of a single under-performing investment or a downturn in any particular industry or geographic market. For the three months ended March 31, 2025, our largest tenant comprised only 5.4% of total lease revenue. The table below reflects the breakdown of our total lease revenue by tenant industry classification for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	For the three months ended March 31,
	2025		2024
Industry Classification	Lease Revenue	Percentage of Lease Revenue	Lease Revenue	Percentage of Lease Revenue
Automotive	$5,532	14.7%	$5,302	14.8%
Diversified/Conglomerate Services	5,244	14.0	4,627	13.0
Buildings and Real Estate	3,818	10.2	2,534	7.1
Telecommunications	3,472	9.3	4,493	12.6
Diversified/Conglomerate Manufacturing	2,790	7.4	2,464	6.9
Personal, Food & Miscellaneous Services	2,617	7.0	2,348	6.6
Banking	2,269	6.1	2,314	6.5
Machinery	1,836	4.9	1,608	4.5
Healthcare	1,833	4.9	2,225	6.2
Personal & Non-Durable Consumer Products	1,829	4.9	1,916	5.4
Beverage, Food & Tobacco	1,511	4.0	1,464	4.1
Chemicals, Plastics & Rubber	1,375	3.7	1,318	3.7
Containers, Packaging & Glass	1,157	3.1	1,156	3.2
Childcare	573	1.5	573	1.6
Information Technology	571	1.5	570	1.6
Electronics	311	0.8	287	0.8
Printing & Publishing	266	0.7	266	0.7
Oil & Gas	248	0.7	—	—
Education	126	0.3	133	0.4
Home & Office Furnishings	123	0.3	123	0.3
Total	$37,501	100.0%	$35,721	100.0%

The tables below reflect the breakdown of total lease revenue by state for the three months ended March 31, 2025 and 2024 (dollars in thousands):

State	Lease Revenue for the three months ended March 31, 2025	Percentage of Lease Revenue	Number of Leases for the three months ended March 31, 2025	Lease Revenue for the three months ended March 31, 2024	Percentage of Lease Revenue	Number of Leases for the three months ended March 31, 2024
Texas	$5,328	14.2%	17	$4,526	12.7%	14
Pennsylvania	5,246	14.0	11	3,736	10.5	10
Florida	4,386	11.7	9	4,254	11.9	9
Ohio	3,085	8.2	15	3,187	8.9	15
North Carolina	2,397	6.4	9	2,332	6.5	10
Georgia	2,206	5.9	9	2,956	8.3	11
Alabama	2,169	5.8	6	2,160	6.0	6
Colorado	1,872	5.0	4	1,869	5.2	4
Michigan	1,745	4.7	6	1,632	4.6	6
Indiana	1,297	3.5	10	1,188	3.3	11
All Other States	7,770	20.6	37	7,881	22.1	41
Total	$37,501	100.0%	133	$35,721	100.0%	137

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

Our Adviser and Administrator also provide investment advisory and administrative services, respectively, to certain of our affiliates, including, but not limited to, Gladstone Capital Corporation and Gladstone Investment Corporation, both publicly-traded business development companies, Gladstone Land Corporation, a publicly-traded REIT that primarily invests in farmland, and Gladstone Alternative Income Fund, a non-diversified, closed-end management company that operates as an “interval fund” that is also our affiliate. With the exception of Mr. Gary Gerson, our chief financial officer, Mr. Jay Beckhorn, our treasurer, and Mr. Cooper, all of our executive officers and all of our directors serve as either directors or executive officers, or both, of Gladstone Capital Corporation, Gladstone Investment Corporation, and Gladstone Alternative Income Fund. In addition, with the exception of Messrs. Cooper and Gerson, all of our executive officers and all of our directors, serve as either directors or executive officers, or both, of Gladstone Land Corporation. Messrs. Cooper and Gerson generally spend all of their time focused on the Company, and do not put forth any material efforts in assisting affiliated companies. In the future, our Adviser may provide investment advisory services to other companies, both public and private.

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

Incentive Fee

Pursuant to the Advisory Agreement, the calculation of the incentive fee rewards the Adviser in circumstances where our quarterly Core FFO (defined at the end of this paragraph), before giving effect to any incentive fee, or pre-incentive fee Core FFO, exceeds 2.0% quarterly, or 8.0% annualized, of adjusted total equity (after giving effect to the base management fee but before giving effect to the incentive fee). We refer to this as the new hurdle rate. The Adviser will receive 15.0% of the amount of our pre-incentive fee Core FFO that exceeds the new hurdle rate. However, in no event shall the incentive fee for a particular quarter exceed by 15.0% (the cap) the average quarterly incentive fee paid by us for the previous four quarters (excluding quarters for which no incentive fee was paid). Core FFO (as defined in the Advisory Agreement) is GAAP net income (loss) available (attributable) to common stockholders, excluding the incentive fee, depreciation and amortization, any realized and unrealized gains, losses or other non-cash items recorded in net income (loss) available (attributable) to common stockholders for the period, and one-time events pursuant to changes in GAAP.

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

Capital Gain Fee

Under the Advisory Agreement, we will pay to the Adviser a capital gain-based incentive fee that will be calculated and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement). In determining the capital gain fee, we will calculate aggregate realized capital gains and aggregate realized capital losses for the applicable time period. For this purpose, aggregate realized capital gains and losses, if any, equals the realized gain or loss calculated by the difference between the sales price of the property, less any costs to sell the property and the current gross value of the property (equal to the property’s original acquisition price plus any subsequent non-reimbursed capital improvements) of the disposed property. At the end of the fiscal year, if this number is positive, then the capital gain fee payable for such time period shall equal 15.0% of such amount. No capital gain fee was recognized during the three months ended March 31, 2025 or 2024.

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

Significant Accounting Policies and Estimates

The preparation of our financial statements in accordance with GAAP requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024, filed by us with the U.S. Securities and Exchange Commission (the “SEC”) on February 18, 2025 (our “2024 Form 10-K”). There were no material changes to our critical accounting policies or estimates during the three months ended March 31, 2025.

Results of Operations

The weighted average yield on our total portfolio, which was 8.5% and 8.5% as of March 31, 2025 and 2024, respectively, is calculated by taking the annualized straight-line rents plus operating expense recoveries, reflected as lease revenue on our condensed consolidated statements of operations and other comprehensive income, less property operating expenses, of each acquisition since inception, as a percentage of the acquisition cost plus subsequent capital improvements. The weighted average yield does not account for the interest expense incurred on the mortgages placed on our properties or other types of existing indebtedness.

A comparison of our operating results for the three months ended March 31, 2025 and 2024 is below (dollars in thousands, except per share amounts):

	For the three months ended March 31,
	2025	2024	$ Change	% Change
Operating revenues
Lease revenue	$37,501	$35,721	$1,780	5.0%
Total operating revenues	$37,501	$35,721	$1,780	5.0%
Operating expenses
Depreciation and amortization	$13,243	$13,326	$(83)	(0.6)%
Property operating expenses	6,900	5,884	1,016	17.3%
Base management fee	1,568	1,535	33	2.1%
Incentive fee	640	1,171	(531)	(45.3)%
Administration fee	622	630	(8)	(1.3)%
General and administrative	885	1,047	(162)	(15.5)%
Impairment charge	—	493	(493)	(100.0)%
Total operating expense before incentive fee waiver	$23,858	$24,086	$(228)	(0.9)%
Incentive fee waiver	—	(771)	771	(100.0)%
Total operating expenses	$23,858	$23,315	$543	2.3%
Other income (expense)
Interest expense	$(9,138)	$(9,497)	$359	(3.8)%
Gain on sale of real estate, net	—	283	(283)	(100.0)%
Gain on debt extinguishment, net	—	300	(300)	(100.0)%
Other income	631	34	597	1,755.9%
Total other income (expense), net	$(8,507)	$(8,880)	$373	(4.2)%
Net income	$5,136	$3,526	$1,610	45.7%
Distributions attributable to Series E, F, and G preferred stock	(3,108)	(3,112)	4	(0.1)%
Distributions attributable to senior common stock	(101)	(105)	4	(3.8)%
Loss on extinguishment of Series F preferred stock	(10)	(3)	(7)	233.3%
Net income available to common stockholders and Non-controlling OP Unitholders	$1,917	$306	$1,611	526.5%
Net income available to common stockholders and Non-controlling OP Unitholders per weighted average share and unit - basic & diluted	$0.04	$0.01	$0.03	300.0%
FFO available to common stockholders and Non-controlling OP Unitholders - basic (1)	$15,160	$13,542	$1,618	11.9%
FFO available to common stockholders and Non-controlling OP Unitholders - diluted (1)	$15,261	$13,647	$1,614	11.8%
FFO per weighted average share of common stock and Non-controlling OP Units - basic (1)	$0.34	$0.34	$—	—%
FFO per weighted average share of common stock and Non-controlling OP Units - diluted (1)	$0.34	$0.34	$—	—%
(1)Refer to the “Funds from Operations” section below within the Management’s Discussion and Analysis section for the definition of FFO.

Same Store Analysis

For the purposes of the following discussion, “same store properties” are properties we owned as of January 1, 2024, which have not been subsequently vacated or disposed of. “Acquired & disposed properties” are properties which were acquired, disposed of or classified as held for sale at any point subsequent to December 31, 2023. “Properties with vacancy” are properties that were fully vacant or had greater than 5.0% vacancy, based on square footage, at any point subsequent to December 31, 2023.

Operating Revenues

	For the three months ended March 31,
	(Dollars in Thousands)
Lease Revenues	2025	2024	$ Change	% Change
Same Store Properties	$32,007	$30,039	$1,968	6.6%
Acquired & Disposed Properties	1,347	1,410	(63)	(4.5)%
Properties with Vacancy	4,147	4,272	(125)	(2.9)%
	$37,501	$35,721	$1,780	5.0%

Lease revenues consist of rental income and operating expense recoveries earned from our tenants. Lease revenues from same store properties increased for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, due to an increase in recovery revenue from property expenses and an increase in rental rates from leasing activity subsequent to the three months ended March 31, 2024. Lease revenues decreased for acquired and disposed of properties for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily due to the loss of rental and variable lease payments from the seven property sales during and subsequent to March 31, 2024, minimally offset by lease revenue from the 13 properties acquired subsequent to March 31, 2024. Lease revenues decreased for our properties with vacancy for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, mainly due to a loss of rental revenue from increased vacancy, partially offset by an increase in variable lease payments.

Operating Expenses

Depreciation and amortization expense decreased for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, due to the reduced depreciation and amortization expense from the four property sales subsequent to March 31, 2024, partially offset by an increase in depreciation and amortization expense on the 13 properties acquired subsequent to March 31, 2024.

	For the three months ended March 31,
	(Dollars in Thousands)
Property Operating Expenses	2025	2024	$ Change	% Change
Same Store Properties	$4,899	$3,639	$1,260	34.6%
Acquired & Disposed Properties	20	446	(426)	(95.5)%
Properties with Vacancy	1,981	1,799	182	10.1%
	$6,900	$5,884	$1,016	17.3%

Property operating expenses consist of franchise taxes, property management fees, insurance, ground lease payments, property maintenance and repair expenses paid on behalf of certain of our properties. The increase in property operating expenses for same store properties for the three months ended March 31, 2025, from the comparable 2024 period, was a result of general cost increases due to the inflationary environment during the three months ended March 31, 2025. The decrease in property operating expenses for acquired and disposed of properties for the three months ended March 31, 2025, from the comparable 2024 period, is a result of a decrease in property operating expenses from the seven property sales during and subsequent to March 31, 2024, minimally offset by the property operating expense from the 13 properties acquired subsequent to March 31, 2024. The increase in property operating expenses for properties with vacancy for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, is a result of increased maintenance expense.

The base management fee paid to the Adviser increased slightly for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, due to an increase in Gross Tangible Real Estate over the three months ended March 31, 2025 from property acquisitions as compared to Gross Tangible Real Estate during the three months ended March 31, 2024. The calculation of the base management fee is described in detail above in subheading “Advisory and Administration Agreements.”

The net incentive fee paid to the Adviser increased for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, due to the Adviser waiving a portion of the incentive fee for the three months ended March 31, 2024. The Adviser did not wave the incentive fee during the three months ended March 31, 2025. The calculation of the incentive fee is described in detail above in subheading “Advisory and Administration Agreements.”

The administration fee paid to the Administrator decreased slightly for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, due to our Administrator allocating a smaller portion of expenses to us. The calculation of the administration fee is described in detail above in subheading “Advisory and Administration Agreements.”

General and administrative expenses decreased for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, mainly due to a reduction in legal expenses.

Other Income and Expenses

Interest expense decreased for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. This decrease was primarily the result of decreased costs associated with the maturity of several interest rate caps in the previous period as well as reduced interest expense on mortgage debt that was repaid in during and subsequent to March 31, 2024.

We did not sell any properties during the three months ended March 31, 2025. We sold three non-core office properties during the three months ended March 31, 2024, and as a result, incurred a gain on sale of real estate, net, and a gain on debt extinguishment, net.

Other income increased for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, due to interest income earned from sales-types leases and nonrecurring income items that occurred in the three months ended March 31, 2025.

Net Income Available to Common Stockholders and Non-controlling OP Unitholders

Net income available to common stockholders and Non-controlling OP Unitholders increased for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily due to an increase in recovery revenue from property expenses, an increase in rental rates from leasing activity, no impairment charge in the current period, and lower interest expense in the period. This was partially offset by a higher net incentive fee payable to the Adviser accrued in the current period and no gain on sale, net, and gain on debt extinguishment, net.

Liquidity and Capital Resources

Overview

Our sources of liquidity include cash flows from operations, cash and cash equivalents, borrowings under our Credit Facility, and additional issuances of equity and/or debt securities. Our available liquidity as of March 31, 2025 was $80.5 million, consisting of approximately $10.4 million in cash and cash equivalents and available borrowing capacity of $70.1 million under our Credit Facility. Our available borrowing capacity under the Credit Facility increased to $80.6 million as of May 7, 2025.

Future Capital Needs

We actively seek conservative investments that we expect are likely to produce income to allow us to pay distributions to our stockholders and Non-controlling OP Unitholders. We intend to use the proceeds received from future equity raised and debt capital borrowed to continue to invest in industrial properties, which is our strategic focus, or to a lesser extent, office real property, or pay down outstanding borrowings under our Revolver. Accordingly, to ensure that we are able to effectively execute our business strategy, we routinely review our liquidity requirements and continually evaluate all potential sources of liquidity. Our short-term liquidity needs include proceeds necessary to fund our distributions to stockholders, pay the debt service costs on our existing long-term mortgages, bank debt, and long-term private debt, refinance maturing debt and fund our current operating costs. Our long-term liquidity needs include proceeds necessary to grow and maintain our portfolio of investments.

We believe that our available liquidity is sufficient to fund our distributions to stockholders, pay debt service costs, and fund our current operating costs in the near term. We also believe we will be able to refinance our mortgage debt, bank debt, and long-term private debt as they mature. Additionally, to satisfy our short-term obligations, we may request credits to our management fees that are issued from our Adviser, although our Adviser is under no obligation to provide any such credits, either in whole or in part. We further believe that our cash flows from operations coupled with the financing capital available to us in the future are sufficient to fund our long-term liquidity needs.

Equity Capital

During the three months ended March 31, 2025, we raised net proceeds of $27.7 million of common equity under the 2024 Common Stock Sales Agreement. We raised net proceeds of $0.3 million from sales of our Series F Preferred Stock during the three months ended March 31, 2025.

As of May 7, 2025, we had the ability to raise up to $1.0 billion of additional equity capital through the sale and issuance of securities that are registered under the 2024 Registration Statement, in one or more future public offerings. We expect to continue to use our 2024 Common Stock Sales Agreement as a source of liquidity for the remainder of 2025.

Debt Capital

As of March 31, 2025, we had 40 mortgage notes payable in the aggregate principal amount of $269.1 million, collateralized by a total of 45 properties with a remaining weighted average maturity of 3.3 years. The weighted-average interest rate on the mortgage notes payable as of March 31, 2025 was 4.29%.

We continue to see banks and other non-bank lenders willing to issue mortgages for properties comparable to those held in our portfolio on terms that are commercially reasonable.

As of March 31, 2025, we had mortgage debt in the aggregate principal amount of $17.5 million payable during the remainder of 2025 and $35.4 million payable during 2026. The 2025 principal amount payable includes both amortizing principal payments and two balloon principal payments due during the remaining nine months of 2025. We anticipate being able to refinance our mortgages that come due during 2026 with a combination of new mortgage debt, availability under our Credit Facility, the issuance of long-term unsecured notes in the private placement market, the issuance of additional equity securities under our 2024 Common Stock Sales Agreement, the sale and issuance of other equity securities (including our Series F Preferred Stock) that are registered under the 2024 Registration Statement, or the sale and issuance of unregistered equity or debt securities.

Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2025, was $17.7 million, as compared to net cash provided by operating activities of $15.0 million for the three months ended March 31, 2024. The majority of cash from operating activities is generated from the lease revenues that we receive from our tenants. We utilize this cash to fund our property-level operating expenses and use the excess cash primarily for debt and interest payments on our mortgage notes payable, interest payments on our Credit Facility, distributions to our stockholders, management fees to our Adviser, Administration fees to our Administrator and other entity-level operating expenses.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2025, was $75.6 million, which primarily consisted of six property acquisitions, capital improvements performed at certain of our properties, and deposits paid for future acquisitions. Net cash provided by investing activities during the three months ended March 31, 2024, was $18.5 million, which primarily consisted of proceeds from three property sales, offset by capital improvements performed at certain of our properties.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2025, was $58.2 million, which primarily consisted of the issuance of $28.4 million of equity and net borrowings on our credit facility, partially offset by $2.4 million of mortgage principal repayments and distributions paid to common, senior common and preferred shareholders. Net cash used in financing activities for the three months ended March 31, 2024, was $34.7 million, which primarily consisted of $19.8 million of mortgage debt repayments, and distributions paid to common, senior common and preferred shareholders, partially offset by the issuance of $0.2 million of equity and net borrowings on our Credit Facility.

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

As of March 31, 2025, there was $401.3 million outstanding under our Credit Facility at a weighted average interest rate of approximately 5.72% and $2.1 million outstanding letters of credit, at a weighted average interest rate of 1.35%. As of May 7, 2025, the maximum additional amount we could draw under the Credit Facility was $80.6 million. We were in compliance with all covenants under the Credit Facility as of March 31, 2025.

On December 18, 2024, we and the Operating Partnership entered into a Note Purchase Agreement with the institutional investors named therein, in connection with a private placement of $75.0 million of the 2029 Notes. The amount outstanding approximates fair value as of March 31, 2025. The proceeds were used to pay down Term Loan B by $20.0 million and the Revolver by $55.0 million.

Contractual Obligations

The following table reflects our material contractual obligations as of March 31, 2025 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt Obligations (1)	$745,399	$59,978	$498,716	$165,679	$21,026
Interest on Debt Obligations (2)	111,731	38,853	56,028	15,342	1,508
Operating Lease Obligations (3)	5,569	457	931	932	3,249
Finance Lease Obligations (3)	8,098	155	356	356	7,231
Purchase Obligations (4)	13,298	11,412	1,886	—	—
	$884,095	$110,855	$557,917	$182,309	$33,014
(1)Debt obligations represent borrowings under our Revolver, which represents $51.3 million of the debt obligation due in 2026, Term Loan A, which represents $160.0 million of the debt obligation due in 2027, Term Loan B, which represents $40.0 million of the debt obligation due in 2026, Term Loan C, which represents $150.0 million of the debt obligation due in 2028, the 2029 Notes, which represents $75.0 million of the debt obligation due in 2029, and mortgage notes payable that were outstanding as of March 31, 2025. This figure does not include $(0.001) million of premiums and (discounts), net and $4.7 million of deferred financing costs, net, which are reflected in mortgage notes payable, net, borrowings under

Term Loan A, Term Loan B, Term Loan C, net, and senior unsecured notes, net, on the condensed consolidated balance sheets.
(2)Interest on debt obligations includes estimated interest on borrowings under our Revolver, Term Loan A, Term Loan B, Term Loan C, the 2029 notes, and mortgage notes payable. The balance and interest rate on our Revolver, Term Loan A, Term Loan B, Term Loan C is variable; thus, the interest payment obligation calculated for purposes of this table was based upon rates and balances as of March 31, 2025.
(3)Operating and finance lease obligations represent the ground lease payments due on four of our properties.
(4)Purchase obligations consist of tenant and capital improvements at 10 of our properties.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of March 31, 2025.

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

FFO available to common stockholders and holders of Non-controlling interests in the Operating Partnership (“Non-controlling OP Unitholders”) is FFO adjusted to subtract distributions made to holders of preferred stock and senior common stock. We believe that net income available to common stockholders is the most directly comparable GAAP measure to FFO available to common stockholders and Non-controlling OP Unitholders.

Basic funds from operations per share (“Basic FFO per share”), and diluted funds from operations per share (“Diluted FFO per share”), is FFO available to common stockholders and Non-controlling OP Unitholders divided by the number of weighted average shares of the aggregate of shares of common stock and OP Units held by Non-controlling OP Unitholders outstanding and FFO available to common stockholders and Non-controlling OP Unitholders divided by the number of weighted average shares of the aggregate of shares of common stock and OP Units held by Non-controlling OP Unitholders outstanding on a diluted basis, respectively, during a period. We believe that FFO available to common stockholders, Basic FFO per share and Diluted FFO per share are useful to investors because they provide investors with a further context for evaluating our FFO results in the same manner that investors use net income and earnings per share (“EPS”), in evaluating net income available to common stockholders. In addition, because most REITs provide FFO available to common stockholders, Basic FFO and Diluted FFO per share information to the investment community, we believe these are useful supplemental measures when comparing us to other REITs. We believe that net income is the most directly comparable GAAP measure to FFO, Basic EPS is the most directly comparable GAAP measure to Basic FFO per share, and that Diluted EPS is the most directly comparable GAAP measure to Diluted FFO per share.

The following table provides a reconciliation of our FFO available to common stockholders for the three months ended March 31, 2025 and 2024, respectively, to the most directly comparable GAAP measure, net income available to common stockholders, and a computation of basic and diluted FFO per weighted average share of common stock:

	For the three months ended March 31,
	(Dollars in Thousands, Except for Per Share Amounts)
	2025	2024
Calculation of basic FFO per share of common stock and Non-controlling OP Unit
Net income	$5,136	$3,526
Less: Distributions attributable to preferred and senior common stock	(3,209)	(3,217)
Less: Loss on extinguishment of Series F preferred stock, net	(10)	(3)
Net income available to common stockholders and Non-controlling OP Unitholders	$1,917	$306
Adjustments:
Add: Real estate depreciation and amortization	$13,243	$13,326
Add: Impairment charge	—	493
Less: Gain on sale of real estate, net	—	(283)
Less: Gain on debt extinguishment, net	—	(300)
FFO available to common stockholders and Non-controlling OP Unitholders - basic	$15,160	$13,542
Weighted average common shares outstanding - basic	44,607,012	40,003,481
Weighted average Non-controlling OP Units outstanding	39,474	310,643
Weighted average common shares and Non-controlling OP Units	44,646,486	40,314,124
Basic FFO per weighted average share of common stock and Non-controlling OP Unit	$0.34	$0.34
Calculation of diluted FFO per share of common stock and Non-controlling OP Unit
Net income	$5,136	$3,526
Less: Distributions attributable to preferred and senior common stock	(3,209)	(3,217)
Less: Loss on extinguishment of Series F preferred stock, net	(10)	(3)
Net income available to common stockholders and Non-controlling OP Unitholders	$1,917	$306
Adjustments:
Add: Real estate depreciation and amortization	$13,243	$13,326
Add: Impairment charge	—	493
Add: Income impact of assumed conversion of senior common stock	101	105
Less: Gain on sale of real estate, net	—	(283)
Less: Gain on debt extinguishment, net	—	(300)
FFO available to common stockholders and Non-controlling OP Unitholders plus assumed conversions	$15,261	$13,647
Weighted average common shares outstanding - basic	44,607,012	40,003,481
Weighted average Non-controlling OP Units outstanding	39,474	310,643
Effect of convertible senior common stock	329,404	342,247
Weighted average common shares and Non-controlling OP Units outstanding - diluted	44,975,890	40,656,371
Diluted FFO per weighted average share of common stock and Non-controlling OP Unit	$0.34	$0.34
Distributions declared per share of common stock and Non-controlling OP Unit	$0.30	$0.30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary risk that we believe we are and will be exposed to is interest rate risk. Certain of our leases contain escalations based on market indices, and the interest rate on our Credit Facility is variable. Although we seek to mitigate this risk by structuring such provisions of our loans and leases to contain a minimum interest rate or escalation rate, as applicable, these features do not eliminate this risk. To that end, we have entered into derivative contracts to cap interest rates for our variable rate notes payable, and we have entered into interest rate swaps whereby we pay a fixed interest rate to our respective counterparty, and receive SOFR in return. For details regarding our rate cap agreements and our interest rate swap agreements see Note 6, “Mortgage Notes Payable, Credit Facility, and Senior Unsecured Notes” of the accompanying condensed consolidated financial statements.

To illustrate the potential impact of changes in interest rates on our net income for the three months ended March 31, 2025, we have performed the following analysis, which assumes that our condensed consolidated balance sheets remain constant and that no further actions beyond a minimum interest rate or escalation rate are taken to alter our existing interest rate sensitivity.

The following table summarizes the annual impact of a 1%, 2% and 3% increase, and a 1%, 2% and 3% decrease in SOFR as of March 31, 2025. As of March 31, 2025, our effective average SOFR was 4.41%. The impact of these fluctuations is presented below (dollars in thousands).

Interest Rate Change	(Decrease) increase to Interest Expense	Net increase (decrease) to Net Income
3% Decrease to SOFR	$(1,779)	$1,779
2% Decrease to SOFR	(1,186)	1,186
1% Decrease to SOFR	(593)	593
1% Increase to SOFR	593	(593)
2% Increase to SOFR	1,186	(1,186)
3% Increase to SOFR	1,779	(1,779)

As of March 31, 2025, the fair value of our mortgage debt outstanding was $255.9 million. Interest rate fluctuations may affect the fair value of our debt instruments. If interest rates on our debt instruments, using rates at March 31, 2025, had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased by $7.0 million and $7.2 million, respectively.

The amount outstanding under the Credit Facility approximates fair value as of March 31, 2025.

In the future, we may be exposed to additional effects of interest rate changes, primarily as a result of our Revolver, Term Loans (i.e., Term Loan A, Term Loan B, and Term Loan C), private placement bond issuances, or long-term mortgage debt, which we use to maintain liquidity and fund expansion of our real estate investment portfolio and operations. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. We may also enter into derivative financial instruments such as interest rate swaps and caps to mitigate the interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes.

In addition to changes in interest rates, the value of our real estate is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees and borrowers, all of which may affect our ability to refinance debt, if necessary.

Item 4.	Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2025, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of March 31, 2025 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. For a discussion of these risks, please refer to the section captioned “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. There are no material changes to risks associated with our business or investment in our securities from those previously set forth in the report described above.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities
None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None. Without limiting the generality of the foregoing, during the three months ended March 31, 2025, no officer or director of the Company adopted or terminated any “Rule 10b5-1 trading agreement” or any “non-Rule 10b5-1 trading arrangement,” as each item is defined in Item 408 of Regulation S-K.

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

4.5	Form of Indenture, incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-3 (File No. 333-268549), filed November 23, 2022.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Estimated Value Methodology for Series F Cumulative Redeemable Preferred Stock as of March 31, 2025.
101.INS***	iXBRL Instance Document
101.SCH***	iXBRL Taxonomy Extension Schema Document
101.CAL***	iXBRL Taxonomy Extension Calculation Linkbase Document
101.LAB***	iXBRL Taxonomy Extension Label Linkbase Document
101.PRE***	iXBRL Taxonomy Extension Presentation Linkbase Document
101.DEF***	iXBRL Definition Linkbase
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
***	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2025 and 2024, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024 and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gladstone Commercial Corporation

Date:	May 7, 2025	By:	/s/ Gary Gerson
Gary Gerson
Chief Financial Officer

Date:	May 7, 2025	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors