Form 10-Q
period 2025-06-30
GLADSTONE COMMERCIAL CORP
filed 2025-08-06
CIK 1234006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of August 6, 2025 was 46,559,482.

GLADSTONE COMMERCIAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED
JUNE 30, 2025

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Gladstone Commercial Corporation
Condensed Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Real estate, at cost	$1,347,152	$1,211,793
Less: accumulated depreciation	339,331	319,646
Total real estate, net	1,007,821	892,147
Lease intangibles, net	114,242	95,107
Real estate and related assets held for sale	2,801	4,363
Cash and cash equivalents	11,660	10,956
Restricted cash	4,240	4,118
Funds held in escrow	5,728	5,367
Right-of-use assets from operating leases	3,836	3,961
Right-of-use assets from finance leases, net	2,918	—
Deferred rent receivable, net	46,352	45,324
Sales-type lease receivable, net	—	18,618
Other assets	10,395	14,387
TOTAL ASSETS	$1,209,993	$1,094,348
LIABILITIES, MEZZANINE EQUITY AND EQUITY
LIABILITIES
Mortgage notes payable, net	$257,882	$269,579
Borrowings under Revolver	94,370	1,900
Borrowings under Term Loan A, Term Loan B and Term Loan C, net	348,294	347,948
Borrowings under unsecured Term Loan D, net	19,839	—
Senior unsecured notes, net	74,006	73,958
Deferred rent liability, net	20,619	21,996
Operating lease liabilities	3,941	4,063
Finance lease liabilities	2,947	—
Asset retirement obligation	5,222	5,061
Accounts payable and accrued expenses	19,950	13,198
Due to Adviser and Administrator (1)	3,011	2,540
Other liabilities	12,550	12,763
TOTAL LIABILITIES	$862,631	$753,006
Commitments and contingencies (2)
MEZZANINE EQUITY
Series E and G redeemable preferred stock, net, par value $0.001 per share; $25 per share liquidation preference; 10,750,886 and 10,750,886 shares authorized; and 7,052,334 and 7,052,334 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively (3)	$170,041	$170,041
TOTAL MEZZANINE EQUITY	$170,041	$170,041
EQUITY
Senior common stock, par value $0.001 per share; 950,000 shares authorized; and 386,723 and 389,190 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively (3)	$1	$1
Common stock, par value $0.001 per share, 62,505,603 and 62,400,887 shares authorized; and 46,508,942 and 43,986,038 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively (3)	46	44
Series F redeemable preferred stock, par value $0.001 per share; $25 per share liquidation preference; 25,793,511 and 25,898,227 shares authorized and 836,429 and 914,553 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively (3)	1	1
Additional paid in capital	820,634	784,389
Accumulated other comprehensive income	4,303	10,648
Distributions in excess of accumulated earnings	(647,794)	(623,912)
TOTAL STOCKHOLDERS' EQUITY	$177,191	$171,171
OP Units held by Non-controlling OP Unitholders (3)	130	130
TOTAL EQUITY	$177,321	$171,301
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$1,209,993	$1,094,348
(1)Refer to Note 2 “Related-Party Transactions”
(2)Refer to Note 7 “Commitments and Contingencies”
(3)Refer to Note 8 “Equity and Mezzanine Equity”

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation
Condensed Consolidated Statements of Operations and Comprehensive Income
(Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Operating revenues
Lease revenue	$39,533	$37,057	$77,034	$72,779
Total operating revenues	$39,533	$37,057	$77,034	$72,779
Operating expenses
Depreciation and amortization	$14,249	$16,015	$27,492	$29,341
Property operating expenses	7,258	5,807	14,158	11,692
Base management fee (1)	1,640	1,516	3,207	3,051
Incentive fee (1)	709	1,245	1,348	2,416
Administration fee (1)	590	594	1,212	1,225
General and administrative	1,400	1,046	2,284	2,093
Impairment charge	9	—	9	493
Total operating expense before incentive fee waiver	$25,855	$26,223	$49,710	$50,311
Incentive fee waiver (1)	(709)	(250)	(709)	(1,021)
Total operating expenses	$25,146	$25,973	$49,001	$49,290
Other income (expense)
Interest expense	$(10,058)	$(9,463)	$(19,196)	$(18,960)
Gain (loss) on sale of real estate, net	377	(47)	377	236
Gain on debt extinguishment, net	—	—	—	300
Other (expense) income	(72)	26	559	60
Total other expense, net	$(9,753)	$(9,484)	$(18,260)	$(18,364)
Net income	$4,634	$1,600	$9,773	$5,125
Net (income) loss (available) attributable to OP Units held by Non-controlling OP Unitholders	(1)	11	(3)	9
Net income available to the Company	$4,633	$1,611	$9,770	$5,134
Distributions attributable to Series E, F, and G preferred stock	(3,085)	(3,116)	(6,193)	(6,229)
Distributions attributable to senior common stock	(101)	(105)	(202)	(211)
Gain (loss) on extinguishment of Series F preferred stock, net	9	(4)	(1)	(7)
Net income (loss) available (attributable) to common stockholders	$1,456	$(1,614)	$3,374	$(1,313)
Income per weighted average share of common stock - basic & diluted
Income (loss) available (attributable) to common stockholders	$0.03	$(0.04)	$0.07	$(0.03)
Weighted average shares of common stock outstanding
Basic and Diluted	46,219,663	40,311,476	45,417,792	40,157,479
Earnings per weighted average share of senior common stock	$0.26	$0.26	$0.52	$0.52
Weighted average shares of senior common stock outstanding - basic	387,496	402,817	387,136	402,837
Comprehensive (loss) income
Change in unrealized (loss) gain related to interest rate hedging instruments, net	$(2,344)	$470	$(6,360)	$5,888
Other comprehensive (loss) income	(2,344)	470	(6,360)	5,888
Net income	$4,634	$1,600	$9,773	$5,125
Comprehensive income	$2,290	$2,070	$3,413	$11,013
Comprehensive (income) loss (available) attributable to OP Units held by Non-controlling OP Unitholders	(1)	11	(3)	9
Total comprehensive income available to the Company	$2,289	$2,081	$3,410	$11,022
(1)Refer to Note 2 “Related-Party Transactions”
The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation
Condensed Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	For the six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$9,773	$5,125
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,492	29,341
Impairment charge	9	493
Gain on debt extinguishment, net	—	(300)
Gain on sale of real estate, net	(377)	(236)
Amortization of deferred financing costs	913	847
Amortization of deferred rent asset and liability, net	(2,996)	(3,575)
Receipt of sales-type lease receivable	18,618	—
Amortization of discount and premium on assumed debt, net	15	18
Asset retirement obligation expense	68	66
Amortization of right-of-use asset from operating leases and operating lease liabilities, net	3	4
Amortization of right-of-use asset finance lease liabilities, net	9	—
Bad debt expense	—	64
Operating changes in assets and liabilities
Increase in other assets	(1,374)	(883)
Increase in deferred rent receivable	(1,207)	(2,256)
Increase in accounts payable and accrued expenses	4,149	1,146
Increase in amount due to Adviser and Administrator	471	1,085
Decrease in other liabilities	(1,784)	(1,588)
Leasing commissions paid	(250)	(725)
Net cash provided by operating activities	$53,532	$28,626
Cash flows from investing activities:
Acquisition of real estate and related intangible assets	$(153,067)	$(11,954)
Improvements of existing real estate	(7,182)	(3,964)
Proceeds from sale of real estate	4,846	21,052
Receipts from lenders for funds held in escrow	—	2,513
Payments to lenders for funds held in escrow	(361)	(495)
Receipts from tenants for reserves	934	608
Payments to tenants from reserves	(998)	(1,953)
Deposits on future acquisitions	(1,450)	—
Deposits applied against acquisition of real estate investments	1,450	—
Net cash (used in) provided by investing activities	$(155,828)	$5,807
Cash flows from financing activities:
Proceeds from issuance of equity	$38,954	$11,400
Offering costs paid	(551)	(196)
Redemption of Series F preferred stock	(2,383)	(317)
Payments for deferred financing costs	(199)	(43)
Principal repayments on mortgage notes payable	(11,988)	(22,088)
Borrowings from revolving credit facility	166,200	41,500
Repayments on revolving credit facility	(73,730)	(36,100)
Borrowings on unsecured term loan	20,000	—
Increase in security deposits	247	153
Distributions paid to common, senior common, preferred stock and Non-controlling OP Unitholders	(33,428)	(30,458)
Net cash provided by (used in) financing activities	$103,122	$(36,149)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$826	$(1,716)
Cash, cash equivalents, and restricted cash at beginning of period	$15,074	$16,135

Cash, cash equivalents, and restricted cash at end of period	$15,900	$14,419
SUPPLEMENTAL AND NON-CASH INFORMATION
Unrealized (loss) gain related to interest rate hedging instruments, net	$(6,360)	$5,888
Right-of-use asset from finance leases	$2,938	$—
Finance lease liabilities	$(2,938)	$—
Capital improvements and leasing commissions included in accounts payable and accrued expenses	$7,682	$6,917
Increase in asset retirement obligation assumed in acquisition	$93	$—
Dividends paid on Series F preferred stock via additional share issuances	$248	$261
(1)Prior period conformed to current presentation.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (dollars in thousands):

	For the six months ended June 30,
	2025	2024
Cash and cash equivalents	$11,660	$10,416
Restricted cash	4,240	4,003
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$15,900	$14,419

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Organization, Basis of Presentation and Significant Accounting Policies

Gladstone Commercial Corporation is a real estate investment trust (“REIT”) that was incorporated under the General Corporation Law of the State of Maryland on February 14, 2003. We focus on acquiring, owning and managing primarily industrial and office properties. Subject to certain restrictions and limitations, our business is managed by Gladstone Management Corporation, a Delaware corporation (the “Adviser”), and administrative services are provided by Gladstone Administration, LLC, a Delaware limited liability company (the “Administrator”), each pursuant to a contractual arrangement with us. Our Adviser and Administrator collectively employ all of our personnel and pay their salaries, benefits, and general expenses directly. Gladstone Commercial Corporation conducts substantially all of its operations through a subsidiary, Gladstone Commercial Limited Partnership, a Delaware limited partnership (the “Operating Partnership”). As of June 30, 2025, we owned 143 properties totaling 17.0 million square feet across 27 states.

All references herein to “we,” “our,” “us” and the “Company” mean Gladstone Commercial Corporation and its consolidated subsidiaries, except where it is made clear that the term means only Gladstone Commercial Corporation.

Interim Financial Information

Our interim financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and in accordance with Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. The year-end balance sheet data presented herein was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of our management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim period, have been included. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 18, 2025. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for other interim periods or for the full 2025 fiscal year.

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

Significant Accounting Policies

The preparation of our financial statements in accordance with GAAP requires management to make judgments that are subjective in nature and requires management to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1, “Organization, Basis of Presentation and Significant Accounting Policies,” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024. There were no material changes to our critical accounting policies during the three and six months ended June 30, 2025.

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

Our Chief Operating Decision Maker (“CODM”) is our Chief Executive Officer. The CODM uses consolidated net income to make decisions about allocating resources to individual properties and assessing performance. The CODM will sometimes reference other metrics, including net operating income; however, as net income is the measure most consistent with the amounts disclosed in the consolidated financial statements, only consolidated net income is disclosed.

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

2. Related Party Transactions

Gladstone Management and Gladstone Administration

We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator, which collectively employ all of our personnel and pay their salaries, benefits, and general expenses directly. Both our Adviser and Administrator are affiliates of ours, as their parent company is owned and controlled by Mr. David Gladstone, our chairman and chief executive officer. One of our executive officers, Mr. Gladstone, serves as a director and executive officer of our Adviser and our Administrator. Our president, Mr. Arthur “Buzz” Cooper, is also an executive vice president of commercial and industrial real estate of our Adviser. Mr. Michael LiCalsi, our chief administrative officer, co-general counsel, and co-secretary, also serves in the same roles for our Adviser and Administrator (in addition to serving as president of our Administrator). Mr. Erich Hellmold, our co-general counsel and co-secretary, also serves in the same roles for our Adviser and Administrator. We have entered into an advisory agreement with our Adviser, as amended from time to time (the “Advisory Agreement”), and an administration agreement with our Administrator (the “Administration Agreement”). The services and fees under the Advisory Agreement and Administration Agreement are described below. As of June 30, 2025 and December 31, 2024, $3.0 million and $2.5 million, respectively, was collectively due to our Adviser and Administrator, pursuant to the Advisory Agreement and Administration Agreement. Our entrance into the Advisory Agreement and each amendment thereto has been approved unanimously by our Board of Directors (“Board of Directors”). Our Board of Directors reviews and considers renewing the agreements with our Adviser and Administrator annually, typically during the month of July. During its July 2025 meeting, our Board of Directors reviewed and renewed the Administration Agreement for an additional year, through August 31, 2026.

Base Management Fee

The base management fee is payable quarterly in arrears and calculated at an annual rate of 0.425% (0.10625% per quarter) of the prior calendar quarter’s “Gross Tangible Real Estate,” defined in the Advisory Agreement as the current gross value of our property portfolio (meaning the aggregate of each property’s original acquisition price plus the cost of any subsequent capital improvements thereon).

For the three and six months ended June 30, 2025, we recorded a base management fee of $1.6 million and $3.2 million, respectively. For the three and six months ended June 30, 2024, we recorded a base management fee of $1.5 million and $3.1 million, respectively.

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

For the three and six months ended June 30, 2025, we recorded an incentive fee of $0.7 million and $1.3 million, respectively, partially offset by credits related to non-contractual, unconditional, and irrevocable waivers issued by the Adviser of $0.7 million and $0.7 million, respectively. For the three and six months ended June 30, 2024, we recorded an incentive fee of $1.2 million and $2.4 million, respectively, partially offset by credits related to non-contractual, unconditional, and irrevocable waivers issued by the Adviser of $0.3 million and $1.0 million, respectively.

Capital Gain Fee

Under the Advisory Agreement, we will pay to the Adviser a capital gain-based incentive fee that will be calculated and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement). In determining the capital gain fee, we will calculate aggregate realized capital gains and aggregate realized capital losses for the applicable time period. For this purpose, aggregate realized capital gains and losses, if any, equals the realized gain or loss calculated by the difference between the sales price of the property, less any costs to sell the property and the current gross value of the property (equal to the property’s original acquisition price plus any subsequent non-reimbursed capital improvements) of the disposed property. At the end of the fiscal year, if this number is positive, then the capital gain fee payable for such time period shall equal 15.0% of such amount. No capital gain fee was recognized during the three and six months ended June 30, 2025 or 2024.

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

Administration Agreement

Under the terms of the Administration Agreement, we pay separately for our allocable portion of the Administrator’s overhead expenses in performing its obligations to us including, but not limited to, rent and our allocable portion of the salaries and benefits expenses of our Administrator’s employees, including, but not limited to, our chief financial officer, treasurer, chief compliance officer, co-general counsels and co-secretaries (Mr. LiCalsi also serves as our Administrator’s president, co-general counsel and co-secretary), and their respective staffs. Our allocable portion of the Administrator’s expenses are generally derived by multiplying our Administrator’s total expenses by the approximate percentage of time the Administrator’s employees perform services for us in relation to their time spent performing services for all companies serviced by our Administrator under contractual agreements. We believe that the methodology of allocating the Administrator’s total expenses by approximate percentage of time services were performed among all companies serviced by our Administrator more closely approximates fees paid for actual services performed. For the three and six months ended June 30, 2025, we recorded an administration fee of $0.6 million and $1.2 million, respectively. For the three and six months ended June 30, 2024, we recorded an administration fee of $0.6 million and $1.2 million, respectively.

Gladstone Securities

Gladstone Securities, LLC (“Gladstone Securities”), is a privately held broker dealer registered with the Financial Industry Regulatory Authority (“FINRA”) and insured by the Securities Investor Protection Corporation (“SIPC”). Gladstone Securities is an affiliate of ours, as its parent company is owned and controlled by David Gladstone, our chairman and chief executive officer. Mr. Gladstone also serves on the board of managers of Gladstone Securities.

Mortgage Financing Arrangement Agreement

We entered into an agreement with Gladstone Securities, effective June 18, 2013, for it to act as our non-exclusive agent to assist us with arranging mortgage financing for our owned properties. In connection with this engagement, Gladstone Securities will, from time to time, continue to solicit the interest of various commercial real estate lenders or recommend to us third-party lenders offering credit products or packages that are responsive to our needs. We pay Gladstone Securities a financing fee in connection with the services it provides to us for securing mortgage financing on any of our properties. The amount of these financing fees, which are payable upon closing of the financing, are based on a percentage of the amount of the mortgage, generally ranging from 0.15% to a maximum of 1.00% of the mortgage obtained. The amount of the financing fees may be reduced or eliminated, as determined by us and Gladstone Securities, after taking into consideration various factors, including, but not limited to, the involvement of any third-party brokers and market conditions. We did not pay financing fees to Gladstone Securities during the three and six months ended June 30, 2025. We paid financing fees to Gladstone Securities of $9,233 during the three and six months ended June 30, 2024, which are included in mortgage notes payable, net, in the condensed consolidated balance sheets, or 0.13% of the mortgage principal secured. Our Board of Directors renewed the agreement for an additional year, through August 31, 2026, at its July 2025 meeting.

Dealer Manager Agreement

On February 20, 2020, we entered into a dealer manager agreement, as amended on February 9, 2023 (together, the “Dealer Manager Agreement”), whereby Gladstone Securities acts as the exclusive dealer manager in connection with our offering (the “Offering”) of up to (i) 20,000,000 shares of 6.00% Series F Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series F Preferred Stock”), on a “reasonable best efforts” basis (the “Primary Offering”), and (ii) 6,000,000 shares of Series F Preferred Stock pursuant to our distribution reinvestment plan (the “DRIP”) to those holders of the Series F Preferred Stock who participate in such DRIP. Prior to the effectiveness of the Company’s Registration Statement on Form S-3 (File No. 333-277877) (the “2024 Registration Statement”), the Series F Preferred Stock was registered with the SEC pursuant to an automatic shelf registration statement on Form S-3 (File No. 333-268549), as amended and supplemented (the “2022 Registration Statement”), under the Securities Act of 1933, as amended, and was offered and sold pursuant to a prospectus supplement, dated February 9, 2023, and a base prospectus dated November 23, 2022 relating to the 2022 Registration Statement. During the years ended December 31, 2020, 2021 and 2022, the Series F Preferred Stock was registered with the SEC pursuant to a registration statement on Form S-3 (File No. 333-236143) (the “2020 Registration Statement”), and offered and sold pursuant to a prospectus supplement, dated February 20, 2020, and a base prospectus dated February 11, 2020.

Under the Dealer Manager Agreement, Gladstone Securities, as dealer manager, provide certain sales, promotional and marketing services to us in connection with the Offering, and we pay Gladstone Securities (i) selling commissions of 6.0% of the gross proceeds from sales of Series F Preferred Stock in the Primary Offering (the “Selling Commissions”), and (ii) a dealer manager fee of 3.0% of the gross proceeds from sales of Series F Preferred Stock in the Primary Offering (the “Dealer Manager Fee”). No Selling Commissions or Dealer Manager Fee are paid with respect to shares sold pursuant to the DRIP. Gladstone Securities may, in its sole discretion, re-allow for payment of a portion of the Dealer Manager Fee to participating broker-dealers in support of the Offering. We paid fees of $4,950 and $0.03 million to Gladstone Securities during the three and six months ended June 30, 2025, respectively, in connection with the Offering. We paid fees of $0.04 million and $0.06 million to Gladstone Securities during the three and six months ended June 30, 2024, respectively, in connection with the Offering.

3. Earnings (Loss) Per Share of Common Stock

The following tables set forth the computation of basic and diluted earnings (loss) per share of common stock for the three and six months ended June 30, 2025 and 2024. The operating partnership units in the Operating Partnership (“OP Units”) held by holders who do not control the Operating Partnership (“Non-controlling OP Unitholders”) (which may be redeemed for shares of common stock) have been excluded from the diluted earnings (loss) per share calculations, as these would be anti-dilutive. Net income (loss) figures are presented net of non-controlling interests in the income (loss) per share calculation.

We computed basic earnings (loss) per share for the three and six months ended June 30, 2025 and 2024 using the weighted average number of shares outstanding during the respective periods. The diluted earnings per share for the three and six months ended June 30, 2025 and 2024 would reflect additional shares of common stock related to our convertible senior common stock (the “Senior Common Stock”), if the effect of conversion would be dilutive, that would have been outstanding if such dilutive potential shares of common stock had been issued, as well as an adjustment to net income (loss) available (attributable) to common stockholders as applicable to common stockholders that would result from their assumed issuance (dollars in thousands, except per share amounts).

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Calculation of basic and diluted earnings per share of common stock:
Net income (loss) available (attributable) to common stockholders	$1,456	$(1,614)	$3,374	$(1,313)
Denominator for basic and diluted weighted average shares of common stock (1) (2)	46,219,663	40,311,476	45,417,792	40,157,479
Basic and diluted earnings (loss) per share of common stock	$0.03	$(0.04)	$0.07	$(0.03)

(1)The weighted average number of OP Units held by Non-controlling OP Unitholders was 39,474 for both the three and six months ended June 30, 2025 and 241,637 and 276,140 for the three and six months ended June 30, 2024, respectively.
(2)We excluded convertible shares of Senior Common Stock of 328,559 and 342,247 from the calculation of diluted earnings (loss) per share for the three and six months ended June 30, 2025 and 2024, respectively, because these shares were anti-dilutive.

4. Real Estate and Intangible Assets

Real Estate

The following table sets forth the components of our investments in real estate as of June 30, 2025 and December 31, 2024, respectively, excluding real estate held for sale (dollars in thousands):

	June 30, 2025	December 31, 2024
Real estate:
Land (1)	$149,988	$139,743
Building and improvements	1,141,648	1,017,534
Tenant improvements	55,516	54,516
Accumulated depreciation	(339,331)	(319,646)
Real estate, net	$1,007,821	$892,147

(1)This amount includes $2,711 of land value subject to land lease agreements which we may purchase at our option for a nominal fee.

Real estate depreciation expense on building and tenant improvements was $10.5 million and $20.3 million for the three and six months ended June 30, 2025, respectively. Real estate depreciation expense on building and tenant improvements was $10.2 million and $20.1 million for the three and six months ended June 30, 2024, respectively.

Acquisitions

We acquired ten industrial properties during the six months ended June 30, 2025, and acquired five properties during the six months ended June 30, 2024. The acquisitions are summarized below (dollars in thousands):

Six Months Ended		Aggregate Square Footage	Weighted Average Remaining Lease Term at Time of Acquisition	Aggregate Purchase Price	Aggregate Capitalized Acquisition Expenses
June 30, 2025	(1)	874,871	14.3 years	$153,067	$867
June 30, 2024	(2)	142,125	25.1 years	$11,954	$267

(1)On February 19, 2025, we acquired a five-property, 215,474 square foot portfolio in Houston, Texas for $29.5 million. These properties are fully leased to one tenant and had 10.0 years of remaining lease term at the time we acquired the portfolio. On March 28, 2025, we acquired a 140,304 square foot property in Dallas-Fort Worth, Texas for $44.3 million. The property is fully leased to one tenant and had 11.3 years of remaining lease term at the time we acquired the property. On May 9, 2025, we acquired a 303,991 square foot property in Germantown, Wisconsin for $62.9 million. The property is fully leased to one tenant and had 19.4 years of remaining lease term at the time we acquired the property. On June 25, 2025, we acquired a three-property, 215,102 square foot portfolio in Harrison Township, Michigan for $16.5 million. These properties are fully leased to one tenant and had 10.0 years of remaining lease term at the time we acquired the portfolio.
(2)On May 7, 2024, we acquired a five-property, 142,125 square foot portfolio in Warfordsburg, Pennsylvania for $12.0 million. These properties were fully leased to one tenant and had 25.1 years of remaining lease term at the time we acquired the portfolio.

We determined the fair value of assets acquired and liabilities assumed related to the properties acquired during the six months ended June 30, 2025 and 2024 as follows (dollars in thousands):

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
Acquired assets and liabilities	Purchase price		Purchase price
Land	$10,640	(1)	$1,169
Building	117,074		7,990
Tenant Improvements	1,145		277
In-place Leases	10,376		917
Leasing Costs	11,595		1,386
Customer Relationships	4,285		125
Above Market Leases	67		90	(3)
Below Market Leases	(2,115)	(2)	—
Total Purchase Price	$153,067		$11,954

(1)The Dallas-Fort Worth, Texas property that we acquired is subject to a ground lease, therefore there is no land asset included on the condensed consolidated balance sheets.
(2)This amount includes $250 of prepaid rent included in Other liabilities on the condensed consolidated balance sheets.
(3)This amount includes $90 of loans receivable included in Other assets on the condensed consolidated balance sheets.
Future Lease Payments

Future operating lease payments from tenants under non-cancelable leases, excluding tenant reimbursement of expenses, for the six months ending December 31, 2025 and each of the five succeeding fiscal years and thereafter is as follows (dollars in thousands):

Year	Tenant Lease Payments
Six Months Ending December 31, 2025	$65,974
2026	129,683
2027	115,101
2028	102,685
2029	94,919
2030	82,851
Thereafter	447,204

In accordance with the lease terms, substantially all operating expenses are required to be paid by the tenant directly, or reimbursed to us from the tenant; however, we would be required to pay operating expenses on the respective properties in the event the tenants fail to pay them.

Lease Revenue Reconciliation

The table below sets forth the allocation of lease revenue between fixed contractual payments and variable lease payments for the three and six months ended June 30, 2025 and 2024, respectively (dollars in thousands):

	For the three months ended June 30,
Lease revenue reconciliation	2025	2024	$ Change	% Change
Fixed lease payments	$34,328	$33,084	$1,244	3.8%
Variable lease payments	5,205	3,973	1,232	31.0%
	$39,533	$37,057	$2,476	6.7%

	For the six months ended June 30,
Lease revenue reconciliation	2025	2024	$ Change	% Change
Fixed lease payments	$66,775	$64,874	$1,901	2.9%
Variable lease payments	10,259	7,905	2,354	29.8%
	$77,034	$72,779	$4,255	5.8%

Sales-Type Leases

During the six months ended June 30, 2025, we had one lease classified as a sales-type lease. We recorded a sales-type lease receivable of $18.5 million in the condensed consolidated balance sheets, net of $0.02 million in allowance for credit loss. For the three and six months ended June 30, 2025, the interest income earned from sales-type leases of $0.1 million and $0.5 million, respectively, was included in other income in the condensed consolidated statements of operations. There was no sales-type lease activity in the three and six months ended June 30, 2024. In developing the expected credit loss, we reviewed the tenant’s credit rating, which is AA- stable, performed a collectability analysis, and confirmed they were current on payments as of June 30, 2025.

On April 1, 2025, the tenant exercised their purchase option provided in their lease agreement with us. The sale transaction was completed on April 30, 2025, resulting in the realization of the sales-type lease receivable from the condensed consolidated balance sheets. Refer to see Note 5, “Real Estate, Held for Sale and Impairment Charges” for additional detail.

Intangible Assets

The following table summarizes the carrying value of intangible assets, liabilities and the accumulated amortization for each intangible asset and liability class as of June 30, 2025 and December 31, 2024, respectively, excluding real estate held for sale (dollars in thousands):

	June 30, 2025		December 31, 2024
	Lease Intangibles	Accumulated Amortization	Lease Intangibles	Accumulated Amortization
In-place leases	$106,392	$(67,206)	$96,392	$(64,830)
Leasing costs	100,601	(51,853)	89,093	(48,963)
Customer relationships	64,374	(38,066)	60,377	(36,962)
	$271,367	$(157,125)	$245,862	$(150,755)

	Deferred Rent Receivable/(Liability)	Accumulated (Amortization)/Accretion	Deferred Rent Receivable/(Liability)	Accumulated (Amortization)/Accretion
Above market leases	$11,843	$(9,887)	$13,718	$(11,582)
Below market leases and deferred revenue	(58,482)	37,863	(56,616)	34,620

Total amortization expense related to in-place leases, leasing costs and customer relationship lease intangible assets was $3.8 million and $7.2 million for the three and six months ended June 30, 2025, respectively, and $5.8 million and $9.3 million for the three and six months ended June 30, 2024, respectively, and is included in depreciation and amortization expense in the condensed consolidated statements of operations and comprehensive income.

Total amortization related to above-market lease values was $0.1 million and $0.2 million for the three and six months ended June 30, 2025, respectively, and $0.1 million and $0.3 million for the three and six months ended June 30, 2024, respectively, and is included in lease revenue in the condensed consolidated statements of operations and comprehensive income. Total amortization related to below-market lease values was $1.6 million and $3.2 million for the three and six months ended June 30, 2025, respectively, and $2.1 million and $3.8 million for the three and six months ended June 30, 2024, respectively, and is included in lease revenue in the condensed consolidated statements of operations and comprehensive income.

We acquired ten industrial properties during the six months ended June 30, 2025, and acquired five industrial properties during the six months ended June 30, 2024. The weighted average amortization periods in years for the intangible assets acquired and liabilities assumed during the six months ended June 30, 2025 and 2024, were as follows:

Intangible Assets & Liabilities	June 30, 2025	June 30, 2024
In-place leases	13.9	25.1
Leasing costs	13.9	25.1
Customer relationships	18.6	25.1
Above market leases	19.4	25.1
Below market leases	10.7	0.0
All intangible assets & liabilities	15.1	25.1

5. Real Estate Dispositions, Held for Sale and Impairment Charges

Real Estate Dispositions

We sold one property and completed the sale transaction related to one property during the six months ended June 30, 2025 and sold four properties during the six months ended June 30, 2024.

During the six months ended June 30, 2025, we continued to execute our capital recycling program, whereby we sell properties outside of our core markets and redeploy proceeds to either fund property acquisitions in our target secondary growth markets, or repay outstanding debt. We expect to continue to execute our capital recycling plan and sell non-core properties as reasonable disposition opportunities become available. During the six months ended June 30, 2025, we sold one non-core property, located in Hickory, North Carolina, which is summarized in the table below (dollars in thousands):

Aggregate Square Footage Sold	Aggregate Sales Price	Aggregate Sales Costs	Aggregate Gain on Sale of Real Estate, net
60,000	$5,050	$310	$377

On April 30, 2025, we completed the transaction to sell our 676,031 square foot property in Tifton, Georgia for $18.5 million, incurring $0.3 million in closing costs, which are included in other expense in the condensed consolidated statement of operations for the three and six months ended June 30, 2025. During the year ended December 31, 2024, we recorded a sales-type lease receivable on this property and derecognized the carrying value of this property, recognizing a $3.9 million selling profit from sales-type lease, net, that was included in the gain on sale of real estate, net, in the consolidated statement of operations.

Our disposition during the six months ended June 30, 2025 was not classified as discontinued operations because it did not represent a strategic shift in operations, nor will it have a major effect on our operations and financial results. Accordingly, the operating results of this property are included within continuing operations for all periods reported.

The table below summarizes the components of operating income from the real estate and related assets disposed of during the three and six months ended June 30, 2025 and 2024 (dollars in thousands):

	For the three months ended June 30,			For the six months ended June 30,
	2025		2024	2025		2024
Operating revenue	$—		$279	$291		$558
Operating expense	—		60	19		145
Other income (expense), net	377	(1)	—	377	(1)	—
Income (expense) from real estate and related assets sold	$377		$219	$649		$413

(1)Includes a $0.4 million gain on sale of real estate, net, from one property sale.

Real Estate Held for Sale

At June 30, 2025, we had one property classified as held for sale, located in Oklahoma City, Oklahoma. We consider this asset to be non-core to our long-term strategy. At December 31, 2024, we had two properties classified as held for sale, located in Tifton, Georgia and Hickory, North Carolina, and which have been sold as described above.

The table below summarizes the components of the assets and liabilities held for sale at June 30, 2025 and December 31, 2024, reflected on the accompanying condensed consolidated balance sheets (dollars in thousands):

	June 30, 2025	December 31, 2024
Assets Held for Sale
Total real estate held for sale	$2,801	$4,337
Lease intangibles, net	—	26
Total Assets Held for Sale	$2,801	$4,363

Impairment Charges

We evaluated our portfolio for triggering events to determine if any of our held and used assets were impaired during the six months ended June 30, 2025 and did not recognize an impairment charge. We recognized an impairment charge of $0.01 million on our one held for sale asset during the six months ended June 30, 2025. In performing our held for sale assessment, the carrying value of this asset was above the fair value, less costs of sale. As a result, we impaired this property to equal the fair market value less costs of sale. We did not recognize an impairment charge on our held and used assets during the six months ended June 30, 2024. We recognized an impairment charge of $0.5 million on one held for sale asset, located in Richardson, Texas, during the six months ended June 30, 2024. In performing our held for sale assessment, the carrying value of this asset was above the fair value, less costs of sale. As a result, we impaired this property to equal the fair market value less costs of sale.

6. Mortgage Notes Payable, Credit Facility, Unsecured Term Loan, and Senior Unsecured Notes

Our $125.0 million unsecured revolving credit facility (“Revolver”), $160.0 million term loan facility (“Term Loan A”), $60.0 million term loan facility (“Term Loan B”), and $150.0 million term loan facility (“Term Loan C”), are collectively referred to herein as the “Credit Facility”.

Our mortgage notes payable, Credit Facility, our Operating Partnership’s $20.0 million unsecured term loan (“Term Loan D”), and our Operating Partnership’s $75.0 million senior unsecured notes (the “2029 Notes”) as of June 30, 2025 and December 31, 2024 are summarized below (dollars in thousands):

	Encumbered properties at		Carrying Value at		Stated Interest Rates at		Scheduled Maturity Dates at
	June 30, 2025		June 30, 2025	December 31, 2024	June 30, 2025		June 30, 2025
Mortgage and other secured loans:
Fixed rate mortgage loans	44		$259,516	$264,243	(1)		(2)
Variable rate mortgage loans	—		—	7,260	SOFR + 2.25%	(3)	(2)
Premiums and discounts, net	—		6	(8)	N/A		N/A
Deferred financing costs, mortgage loans, net	—		(1,640)	(1,916)	N/A		N/A
Total mortgage notes payable, net	44		$257,882	$269,579	(4)
Variable rate revolving credit facility	96	(6)	$94,370	$1,900	SOFR + 1.35%	(3)	8/18/2026
Total revolver	96		$94,370	$1,900
Variable rate term loan facility A	—	(6)	$160,000	$160,000	SOFR + 1.30%	(3)	8/18/2027
Variable rate term loan facility B	—	(6)	40,000	40,000	SOFR + 1.30%	(3)	2/11/2026
Variable rate term loan facility C	—	(6)	150,000	150,000	SOFR + 1.30%	(3)	2/18/2028
Deferred financing costs, term loan facility	—		(1,706)	(2,052)	N/A		N/A
Total term loan, net	N/A		$348,294	$347,948
Variable rate term loan D	—		$20,000	$—	SOFR + 1.55%	(3)	5/30/2027
Deferred financing costs, term loan D	—		(161)	—	N/A		N/A
Total unsecured term loan, net	N/A		$19,839	$—
Senior unsecured notes	—		$75,000	$75,000	6.47%		12/18/2029
Deferred financing costs, senior unsecured notes	—		(994)	(1,042)	N/A		N/A
Total senior unsecured notes, net	N/A		$74,006	$73,958
Total mortgage notes payable, credit facility, unsecured term loan, and senior unsecured notes	140		$794,391	$693,385	(5)

(1)As of June 30, 2025, interest rates on our fixed rate mortgage notes payable varied from 2.80% to 6.63%.
(2)As of June 30, 2025, we had 39 mortgage notes payable with maturity dates ranging from September 30, 2025 through August 1, 2037.
(3)As of June 30, 2025, the Secured Overnight Financing Rate (“SOFR”) was approximately 4.45%.
(4)The weighted average interest rate on the mortgage notes outstanding as of June 30, 2025 was approximately 4.22%.
(5)The weighted average interest rate on all debt outstanding as of June 30, 2025 was approximately 5.33%.
(6)The amount we may draw under our Credit Facility is based on a percentage of the fair value of a combined pool of 96 unencumbered properties as of June 30, 2025.
N/A - Not Applicable

Mortgage Notes Payable

As of June 30, 2025, we had 39 mortgage notes payable, collateralized by a total of 44 properties with a net book value of $423.8 million. We have limited recourse liabilities that could result from any one or more of the following circumstances: a borrower voluntarily filing for bankruptcy, improper conveyance of a property, fraud or material misrepresentation, misapplication or misappropriation of rents, security deposits, insurance proceeds or condemnation proceeds, or physical waste or damage to the property resulting from a borrower’s gross negligence or willful misconduct. As of June 30, 2025, we did not have any mortgages subject to recourse. From time to time, we also indemnify lenders against claims resulting from the presence of hazardous substances or activity involving hazardous substances in violation of environmental laws on a property.

During the six months ended June 30, 2025, we repaid one mortgage, collateralized by one property, which is summarized in the table below (dollars in thousands):

Aggregate Variable Rate Debt Repaid	Weighted Average Interest Rate on Variable Rate Debt Repaid
$7,181	SOFR +	2.25%

We made payments of $0.2 million for deferred financing costs during both the three and six months ended June 30, 2025. We made payments of $0.04 million for deferred financing costs during both the three and six months ended June 30, 2024.

Scheduled principal payments of mortgage notes payable for the six months ending December 31, 2025, and each of the five succeeding fiscal years and thereafter, are as follows (dollars in thousands):

Year	Scheduled Principal Payments
Six Months Ending December 31, 2025	$7,929
2026	35,368
2027	95,399
2028	37,433
2029	34,869
2030	33,528
Thereafter	14,990
Total	$259,516	(1)

(1)This figure does not include $6,378 of premiums and (discounts), net, and $1.6 million of deferred financing costs, which are reflected in mortgage notes payable, net on the condensed consolidated balance sheets.

We believe we will be able to address all mortgage notes payable maturing over the next 12 months through a combination of refinancing our existing indebtedness, cash from operations, proceeds from one or more equity offerings and availability on our Credit Facility.

Interest Rate Cap and Interest Rate Swap Agreements

We have entered into interest rate cap agreements that cap the interest rate on certain of our variable-rate debt and we have assumed or entered into interest rate swap agreements in which we hedged our exposure to variable interest rates by agreeing to pay fixed interest rates to our respective counterparty. We have adopted the fair value measurement provisions for our financial instruments recorded at fair value. The fair value guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Generally, we will estimate the fair value of our interest rate caps and interest rate swaps, in the absence of observable market data, using estimates of value including estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. At June 30, 2025 and December 31, 2024, our interest rate cap agreements and interest rate swaps were valued using Level 2 inputs.

The fair value of the interest rate cap agreements is recorded in other assets on our accompanying condensed consolidated balance sheets. We record changes in the fair value of the interest rate cap agreements quarterly based on the current market valuations at quarter end. If the interest rate cap qualifies for hedge accounting, then the change in the estimated fair value is recorded to accumulated other comprehensive income to the extent that it is effective, with any ineffective portion recorded to interest expense in our condensed consolidated statements of operations and comprehensive income. If the interest rate cap does not qualify for hedge accounting, or if it is determined the hedge is ineffective, then any change in the fair value is recognized in interest expense in our consolidated statements of operations and comprehensive income. During the next 12 months, we estimate that an additional $1.0 million will be reclassified out of accumulated other comprehensive income into interest expense in our condensed consolidated statements of operations and comprehensive income, as a reduction to interest expense. The following table summarizes the interest rate caps at June 30, 2025 and December 31, 2024 (dollars in thousands):

		June 30, 2025		December 31, 2024
Aggregate Cost		Aggregate Notional Amount	Aggregate Fair Value	Aggregate Notional Amount	Aggregate Fair Value
$—	(1)	$—	$—	$60,000	$—

(1)We entered into an interest rate cap agreement on variable rate debt with a SOFR cap of 5.50%. This cap matured in March 2025.

We have assumed or entered into interest rate swap agreements in connection with certain of our mortgage financings and Credit Facility, whereby we will pay our counterparty a fixed interest rate on a monthly basis and receive payments from our counterparty equivalent to the stipulated floating rate. The fair value of our interest rate swap agreements is recorded in other assets or other liabilities on our accompanying condensed consolidated balance sheets. We have designated our interest rate swaps as cash flow hedges, and we record changes in the fair value of the interest rate swap agreement to accumulated other comprehensive income on the condensed consolidated balance sheets. We have designated our interest rate swaps as cash flow hedges, and we record changes in the fair value of the respective interest rate swap agreement to accumulated other comprehensive income on the consolidated balance sheets. We record changes in fair value on a quarterly basis, using current market valuations at quarter end. The following table summarizes our interest rate swaps at June 30, 2025 and December 31, 2024 (dollars in thousands):

June 30, 2025			December 31, 2024
Aggregate Notional Amount	Aggregate Fair Value Asset	Aggregate Fair Value Liability	Aggregate Notional Amount	Aggregate Fair Value Asset	Aggregate Fair Value Liability
$359,821	$3,742	$(1,157)	$360,484	$8,965	$(19)

The following table presents the impact of our derivative instruments in the condensed consolidated financial statements (dollars in thousands):

	Amount of (loss) gain, net, recognized in Comprehensive Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Derivatives in cash flow hedging relationships
Interest rate caps	$—	$(131)	$—	$(629)
Interest rate swaps	(2,344)	601	(6,360)	6,517
Total	$(2,344)	$470	$(6,360)	$5,888

The following table presents the reclassifications of our derivative instruments out of accumulated other comprehensive income into interest expense in the condensed consolidated financial statements (dollars in thousands):

	Amount reclassified out of Accumulated Other Comprehensive Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest rate caps	$—	$8	$15	$113
Total	$—	$8	$15	$113

The following table sets forth certain information regarding our derivative instruments (dollars in thousands):

		Asset (Liability) Derivatives Fair Value at
Derivatives Designated as Hedging Instruments	Balance Sheet Location	June 30, 2025	December 31, 2024
Interest rate caps	Other assets	$—	$—
Interest rate swaps	Other assets	3,742	8,965
Interest rate swaps	Other liabilities	(1,157)	(19)
Total derivative liabilities, net		$2,585	$8,946

The fair value of all mortgage notes payable outstanding as of June 30, 2025 was $241.1 million, as compared to the carrying value stated above of $257.9 million. The fair value is calculated based on a discounted cash flow analysis, using management’s estimate of market interest rates on long-term debt with comparable terms and loan to value ratios. The fair value was calculated using Level 3 inputs of the hierarchy established by ASC 820, “Fair Value Measurements and Disclosures.”

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

As of June 30, 2025, there was $444.4 million outstanding under our Credit Facility, at a weighted average interest rate of approximately 5.76%, and $2.1 million outstanding letters of credit, at a weighted average interest rate of 1.35%. As of June 30, 2025, the maximum additional amount we could draw under the Credit Facility was $27.0 million. We were in compliance with all covenants under the Credit Facility as of June 30, 2025.

Unsecured Term Loan D

On May 30, 2025, the Operating Partnership entered into a Term Loan Agreement with KeyBank in connection with the $20.0 million Term Loan D. Term Loan D is unsecured and has a maturity date of May 30, 2027 and a SOFR spread ranging from 155 to 200 basis points throughout the life of the loan. The amount outstanding approximates fair value as of June 30, 2025. The proceeds were used to pay down the Revolver.

The amount outstanding under the Credit Facility and Term Loan D approximates fair value as of June 30, 2025.

Senior Unsecured Notes

On December 18, 2024, we and the Operating Partnership entered into a Note Purchase Agreement with the institutional investors named therein, in connection with a private placement of $75.0 million of the 2029 Notes. The amount outstanding approximates fair value as of June 30, 2025. The proceeds were used to pay down Term Loan B by $20.0 million and the Revolver by $55.0 million.

7. Commitments and Contingencies

Ground Leases

We are obligated as lessee under four ground leases. Future minimum rental payments due under the terms of these leases for the six months ending December 31, 2025 and each of the five succeeding fiscal years and thereafter are as follows (dollars in thousands):

Year	Future Lease Payments Due Under Operating Leases
Six Months Ending December 31, 2025	$228
2026	460
2027	467
2028	470
2029	470
2030	385
Thereafter	2,974
Total anticipated lease payments	$5,454
Less: amount representing interest	(1,513)
Present value of lease payments	$3,941

Year	Future Lease Payments Due Under Finance Leases
Six Months Ending December 31, 2025	$77
2026	172
2027	178
2028	178
2029	178
2030	178
Thereafter	7,098
Total anticipated lease payments	$8,059
Less: amount representing interest	(5,112)
Present value of lease payments	$2,947

Rental expense incurred for properties with ground lease obligations during the three and six months ended June 30, 2025 was $0.1 million and $0.2 million, respectively. Rental expense incurred for properties with ground lease obligations during the three and six months ended June 30, 2024 was $0.1 million and $0.1 million, respectively. Three of our ground leases are treated as operating leases and rental expenses are reflected in property operating expenses on the condensed consolidated statements of operations and comprehensive income. One of our ground leases is treated as a finance lease and rental expense is reflected in interest expenses on the condensed consolidated statements of operations and comprehensive income. Our ground leases have a weighted average remaining lease term of 22.8 years and a weighted average discount rate of 5.79%.

Letters of Credit

As of June 30, 2025, there were $2.1 million outstanding letters of credit related to mortgage requirements at our Maitland, Florida properties.

8. Equity and Mezzanine Equity

Stockholders’ Equity

The following table summarizes the changes in our equity for the three and six months ended June 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Senior Common Stock
Balance, beginning of period	$1	$1	$1	$1
Issuance of senior common stock, net	—	—	—	—
Balance, end of period	$1	$1	$1	$1
Common Stock

Balance, beginning of period	$45	$40	$44	$40
Issuance of common stock, net	1	1	2	1
Balance, end of period	$46	$41	$46	$41
Series F Preferred Stock
Balance, beginning of period	$1	$1	$1	$1
Issuance of Series F preferred stock, net	—	—	—	—
Redemption of Series F preferred stock, net	—	—	—	—
Balance, end of period	$1	$1	$1	$1
Additional Paid in Capital
Balance, beginning of period	$811,915	$730,465	$784,389	$730,256
Issuance of common stock and Series F preferred stock, net	6,912	10,648	33,883	10,845
Redemption of OP Units	—	3,865	—	3,865
Redemption of Series F preferred stock, net	1,812	255	2,382	310
Adjustment to OP Units held by Non-controlling OP Unitholders resulting from changes in ownership of the Operating Partnership	(5)	(3,119)	(20)	(3,162)
Balance, end of period	$820,634	$742,114	$820,634	$742,114
Accumulated Other Comprehensive Income
Balance, beginning of period	$6,647	$13,281	$10,648	$7,758
Comprehensive (loss) income	(2,344)	470	(6,360)	5,888
Reclassification into interest expense	—	8	15	113
Balance, end of period	$4,303	$13,759	$4,303	$13,759
Distributions in Excess of Accumulated Earnings
Balance, beginning of period	$(635,393)	$(596,475)	$(623,912)	$(584,776)
Distributions declared to common, senior common, and preferred stockholders	(17,045)	(15,341)	(33,653)	(30,560)
Redemption of Series F preferred stock, net	11	(4)	1	(7)
Net income available to the Company	4,633	1,611	9,770	5,134
Balance, end of period	$(647,794)	$(610,209)	$(647,794)	$(610,209)
Total Stockholders' Equity
Balance, beginning of period	$183,216	$147,313	$171,171	$153,280
Issuance of common stock and Series F preferred stock, net	6,913	10,649	33,885	10,846
Redemption of OP Units	—	3,865	—	3,865
Redemption of Series F preferred stock, net	1,823	251	2,383	303
Distributions declared to common, senior common, and preferred stockholders	(17,045)	(15,341)	(33,653)	(30,560)
Comprehensive (loss) income	(2,344)	470	(6,360)	5,888
Reclassification into interest expense	—	8	15	113
Adjustment to OP Units held by Non-controlling OP Unitholders resulting from changes in ownership of the Operating Partnership	(5)	(3,119)	(20)	(3,162)
Net income available to the Company	4,633	1,611	9,770	5,134
Balance, end of period	$177,191	$145,707	$177,191	$145,707
Non-Controlling Interest
Balance, beginning of period	$136	$938	$130	$986
Distributions declared to Non-controlling OP Unit holders	(12)	(67)	(23)	(160)
Redemptions of OP Units	—	(3,865)	—	(3,865)
Adjustment to OP Units held by Non-controlling OP Unitholders resulting from changes in ownership of the Operating Partnership	5	3,119	20	3,162
Net income (loss) available (attributable) to OP Units held by Non-controlling OP Unitholders	1	(11)	3	(9)
Balance, end of period	$130	$114	$130	$114
Total Equity	$177,321	$145,821	$177,321	$145,821

Distributions

We paid the following distributions per share for the three and six months ended June 30, 2025 and 2024:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Common Stock and Non-controlling OP Units	$0.30	$0.30	$0.60	$0.60
Senior Common Stock	0.2625	0.2625	0.5250	0.5250
Series E Preferred Stock	0.414063	0.414063	0.828126	0.828126
Series F Preferred Stock	0.375	0.375	0.750	0.750
Series G Preferred Stock	0.375	0.375	0.750	0.750

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

On March 3, 2023, we entered into an At-the-Market Equity Offering Sales Agreement (the “2023 Common Stock Sales Agreement”), with BofA Securities, Inc. (“BofA”), Goldman Sachs, Baird, KeyBanc Capital Markets Inc. (“KeyBanc”), and Fifth Third (collectively, the “Common Stock Sales Agents”). In connection with the 2023 Common Stock Sales Agreement, we filed prospectus supplements with the SEC dated March 3, 2023 and March 7, 2023, to the prospectus dated November 23, 2022, for the offer and sale of an aggregate offering amount of up to $250.0 million of common stock. During the six months ended June 30, 2025, we did not sell any shares of common stock under the 2023 Common Stock Sales Agreement.

On March 26, 2024, we entered into Amendment No. 1 to the 2023 Common Stock Sales Agreement (the “2024 Common Stock Sales Agreement”). The amendment permitted shares of common stock to be issued pursuant to the 2024 Common Stock Sales Agreement under the 2024 Registration Statement, and future registration statements on Form S-3. In connection with the 2024 Common Stock Sales Agreement, we filed a prospectus supplement with the SEC dated March 26, 2024, to the prospectus dated March 21, 2024, for the offer and sale of an aggregate offering amount of $250.0 million of common stock. During the six months ended June 30, 2025, we sold 2,521,007 shares of common stock, raising approximately $38.0 million in net proceeds under the 2024 Common Stock Sales Agreement.

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

Series F Preferred Stock

On February 20, 2020, we filed with the Maryland Department of Assessments and Taxation Articles Supplementary (i) setting forth the rights, preferences and terms of the Series F Preferred Stock and (ii) reclassifying and designating 26,000,000 shares of our authorized and unissued shares of common stock as shares of Series F Preferred Stock. The reclassification decreased the number of shares classified as common stock from 86,290,000 shares immediately prior to the reclassification to 60,290,000 shares immediately after the reclassification. We sold 15,700 shares of our Series F Preferred Stock, raising $0.4 million in net proceeds, during the six months ended June 30, 2025.

The primary offering of our Series F Preferred Stock terminated according to its terms on June 1, 2025. We expensed $0.3 million in prepaid offering costs due to the termination, which was included in general and administrative expenses in the condensed consolidated statements of operations.

Non-controlling Interest in Operating Partnership

As of June 30, 2025 and December 31, 2024, we owned approximately 99.9% and 99.9%, respectively, of the outstanding OP Units.

The Operating Partnership is required to make distributions on each OP Unit in the same amount as those paid on each share of our common stock, with the distributions on the OP Units held by us being utilized to make distributions to our common stockholders.

As of June 30, 2025 and December 31, 2024, there were 39,474 and 39,474 outstanding OP Units held by Non-controlling OP Unitholders, respectively.

9. Subsequent Events

Distributions

On July 10, 2025, our Board of Directors declared the following monthly distributions for the months of July, August and September of 2025:

Record Date	Payment Date	Common Stock and Non-controlling OP Unit Distributions per Share	Series E Preferred Distributions per Share	Series G Preferred Distributions per Share
July 21, 2025	July 31, 2025	$0.10	$0.138021	$0.125
August 20, 2025	August 29, 2025	0.10	0.138021	0.125
September 22, 2025	September 30, 2025	0.10	0.138021	0.125
		$0.30	$0.414063	$0.375

Senior Common Stock Distributions
Payable to the Holders of Record During the Month of:	Payment Date	Distribution per Share
July	August 4, 2025	$0.0875
August	September 5, 2025	0.0875
September	October 3, 2025	0.0875
		$0.2625

Series F Preferred Stock Distributions
Record Date	Payment Date	Distribution per Share
July 25, 2025	August 4, 2025	$0.125
August 27, 2025	September 5, 2025	0.125
September 24, 2025	October 3, 2025	0.125
		$0.375

Equity Activity

Subsequent to June 30, 2025 and through August 6, 2025, we raised $0.7 million in net proceeds from the sale of 50,540 shares of common stock under our 2024 Common Stock Sales Agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements contained herein, other than historical facts, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provide,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our business, financial condition, liquidity, results of operations, funds from operations or prospects to be materially different from any future business, financial condition, liquidity, results of operations, funds from operations or prospects expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see the captions titled “Forward-Looking Statements” and “Risk Factors” in this report and/or in our Annual Report on Form 10-K for the year ended December 31, 2024. We caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q.

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

As of August 6, 2025:

•we owned 143 properties totaling 17.0 million square feet of rentable space, located in 27 states;
•our occupancy rate was 98.7%;
•the weighted average remaining term of our mortgage debt was 3.0 years and the weighted average interest rate was 4.22%; and
•the average remaining lease term of the portfolio was 7.0 years.

Business Environment

The overall business environment remained unpredictable in the second quarter of 2025. The “Liberation Day” tariff announcements of April 2, 2025 fueled an initial drop in treasury rates followed by more recent increases as the Federal Reserve decided to keep its benchmark rate constant. Despite tariff uncertainty and a persistently elevated interest rate environment, consumer demand has remained resilient, as demonstrated by recent bank earnings. Tenant demand is unpredictable, and some tenants want to lock in space now, while others want to delay decision-making as long as possible. Until we have greater certainty around the timing and magnitude of future rate changes, we expect conditions to remain largely consistent with the current environment.

According to Cushman & Wakefield plc (“Cushman”), industrial demand moderately improved through the June 2025 year to date period with 309.0 million square feet of new leasing activity compared to 307.9 million square feet during the same period last year. Also, according to Cushman, the share of build to suit opportunities increased from 16.8% of total construction product during the June 2024 year to date period to 30.4% during the same period in 2025. The speculative share in the second quarter of 2025 also dropped to its lowest level since the second quarter of 2020. These dramatic changes are generally indicative of tenants adapting their supply chains to fit the current environment. Finally, national industrial rents increased 2.6% year over year in the second quarter of 2025, according to Cushman, consistent with steady demand and more sustainable long term growth relative to the post-COVID boom.

The office market continues to see modest recovery in 2025. According to Cushman, net absorption was negative again in the second quarter of 2025, but the four-quarter rolling absorption average moved up 49% year over year. Finally, 35 markets posted positive net absorption over the past four quarters according to Cushman, indicating that office fundamentals are moving favorably in many locations.

We collected 100% of all outstanding base rents for the six months ended June 30, 2025. This is a testament to the strength of our credit underwriting and asset management teams. We believe that we have a diverse tenant base, and specifically, we do not have significant exposure to tenants in the retail, hospitality, airlines, and oil and gas industries. Additionally, our properties are located across 27 states, which we believe mitigates our exposure to regional economic and weather-related issues, including regulations or laws implemented by state and local governments in any one geographic market or area. In the past, we have received rent modification requests from certain of our tenants, and it is possible we may receive additional requests in the future.

We believe we currently have adequate liquidity in the near term, and believe that our cash on hand combined with the availability under our Credit Facility is sufficient to cover all near-term debt obligations and operating expenses and to continue our industrial property-focused growth strategy. We are in compliance with all of our debt covenants as of June 30, 2025. Based on market observations and conversations we routinely have with lenders, we believe that credit continues to be available for well-capitalized borrowers, as demonstrated by the Operating Partnership’s issuance, on December 18, 2024, of $75.0 million of senior unsecured notes in a private placement and the Operating Partnership’s entry on May 30, 2025 into a new $20.0 million unsecured term loan (“Term Loan D”). We continue to monitor our portfolio and intend to maintain a reasonably conservative liquidity position for the foreseeable future.

Other Business Environment Considerations

The geopolitical landscape remains fractured due to recent world events. Many domestic manufacturing businesses seek to limit supply chain disruptions by bringing their operations back to the United States. During the first quarter of 2025, the United States began a “reciprocal tariff” plan in an effort to increase the competitiveness of domestic manufacturing. The full impact of such tariffs is yet to be known, but we believe we are well positioned in our industrial portfolio as we monitor the broader market conditions. We expect that industrial demand will be further buoyed by government investment in infrastructure and advanced manufacturing operations. On the office side, a level of work-from-home trends appears to be here to stay, but many employees are returning to the office, particularly following the presidential transition.

These uncertain times create both risks and opportunities for us and our tenants, and we believe we are well-capitalized and positioned to take advantage. The environmental landscape remains unpredictable due to the increase in intensity of weather patterns, including hurricanes. We continue to monitor our properties and have not seen any significant impact to our properties in Florida, Georgia, North Carolina, South Carolina, Tennessee, and Texas from the recently begun hurricane season.

We continue to focus on re-leasing vacant space, renewing upcoming lease expirations, re-financing upcoming loan maturities, and acquiring additional properties with associated long-term leases. Currently, we have four partially vacant buildings and one fully vacant building. Our available vacant space at June 30, 2025 represented 1.3% of our total square footage and the annual carrying costs on the vacant space, including real estate taxes and property operating expenses, are approximately $1.9 million. We continue to actively seek new tenants for these properties.

We believe our lease expiration schedule for the remainder of 2025 is manageable, as it equates to 1.5% of our lease revenue at June 30, 2025. Property acquisitions since the beginning of 2020 have totaled $551.6 million and all but one acquisition transaction was industrial in nature, with a weighted average lease term of 14.1 years and a weighted average lease term of 11.2 years at the time of this filing.

Our ability to make new investments is highly dependent upon our ability to procure financing. Our principal sources of financing generally include the issuance of equity securities, long-term unsecured notes in the private placement market, long-term mortgage loans secured by properties, borrowings under our $125.0 million senior unsecured revolving credit facility (“Revolver”), with KeyBank National Association (“KeyBank”), which matures in August 2026, our $160.0 million term loan facility (“Term Loan A”), which matures in August 2027, our $60.0 million term loan facility (“Term Loan B”), which matures in February 2026, our $150.0 million term loan facility (“Term Loan C”) which matures in February 2028, our Operating Partnership’s Term Loan D, a $20.0 million unsecured term loan which matures in May 2027, and our Operating Partnership’s $75.0 million senior unsecured notes (the “2029 Notes”) which mature in December 2029. As of June 30, 2025, there was $40.0 million outstanding under Term Loan B. We refer to the Revolver, Term Loan A, Term Loan B, and Term Loan C collectively herein as the “Credit Facility”. While lenders’ credit standards have tightened, we continue to look to private credit institutions, national and regional banks, insurance companies and non-bank lenders to finance our real estate activities.

Recent Developments

Sale Activity

During the six months ended June 30, 2025, we continued to execute our capital recycling program, whereby we sold properties outside of our core markets and redeployed proceeds to either fund property acquisitions in our target secondary growth markets, or repay outstanding debt. We expect to continue to execute our capital recycling plan and sell non-core properties as reasonable disposition opportunities become available. During the six months ended June 30, 2025, we sold one non-core property, located in Hickory, North Carolina, which is summarized in the table below (dollars in thousands):

Aggregate Square Footage Sold	Aggregate Sales Price	Aggregate Sales Costs	Aggregate Gain on Sale of Real Estate, net
60,000	$5,050	$310	$377

On April 30, 2025, we completed the transaction to sell our 676,031 square foot property in Tifton, Georgia for $18.5 million, incurring $0.3 million in closing costs, which are included in other income in the condensed consolidated statement of operations for the three and six months ended June 30, 2025. During the year ended December 31, 2024, we recorded a sales-type lease receivable and derecognized the carrying value of this property, recognizing a $3.9 million selling profit from sales-type lease, net, that was included in the gain on sale of real estate, net, in the consolidated statement of operations.

Acquisition Activity

During the six months ended June 30, 2025, we acquired ten industrial properties located in Houston, Texas; Dallas-Fort Worth, Texas; Germantown, Wisconsin; and Harrison Township, Michigan, which are summarized below (dollars in thousands):

Aggregate Square Footage	Weighted Average Remaining Lease Term at Time of Acquisition	Aggregate Purchase Price	Aggregate Capitalized Acquisition Expenses	Aggregate Annualized GAAP Fixed Lease Payments
874,871	14.3 years	$153,067	$867	$13,155

Leasing Activity

During the six months ended June 30, 2025, we executed two leases, which are summarized below (dollars in thousands):

Aggregate Square Footage	Weighted Average Remaining Lease Term	Aggregate Annualized GAAP Fixed Lease Payments	Aggregate Leasing Commissions
123,017	1.3 years	$1,240	$4

Financing Activity

During the six months ended June 30, 2025, we repaid one mortgage, collateralized by one property, which is summarized in the table below (dollars in thousands):

Aggregate Variable Rate Debt Repaid	Weighted Average Interest Rate on Variable Rate Debt Repaid
$7,181	SOFR +	2.25%

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

On March 3, 2023, we entered into an At-the-Market Equity Offering Sales Agreement (the “2023 Common Stock Sales Agreement”), with BofA Securities, Inc. (“BofA”), Goldman Sachs, Baird, KeyBanc Capital Markets Inc. (“KeyBanc”), and Fifth Third (collectively, the “Common Stock Sales Agents”). In connection with the 2023 Common Stock Sales Agreement, we filed prospectus supplements with the SEC dated March 3, 2023 and March 7, 2023, to the prospectus dated November 23, 2022, for the offer and sale of an aggregate offering amount of $250.0 million of common stock. During the six months ended June 30, 2025, we did not sell any shares of common stock under the 2023 Common Stock Sales Agreement.

On March 26, 2024, we entered into Amendment No. 1 to the 2023 Common Stock Sales Agreement (the “2024 Common Stock Sales Agreement”). The amendment permitted shares of common stock to be issued pursuant to the 2024 Common Stock Sales Agreement under the Company’s Registration Statement on Form S-3 (File No. 333-277877) (the “2024 Registration Statement”), and future registration statements on Form S-3. In connection with the 2024 Common Stock Sales Agreement, we filed a prospectus supplement with the SEC dated March 26, 2024, to the prospectus dated March 21, 2024, for the offer and sale of an aggregate offering amount of $250.0 million of common stock. During the six months ended June 30, 2025, we sold 2,521,007 shares of common stock, raising approximately $38.0 million in net proceeds under the 2024 Common Stock Sales Agreement.

Universal Shelf Registration Statements

On March 13, 2024, we filed the 2024 Registration Statement, which was declared effective on March 21, 2024. The 2024 Registration Statement allows us to issue up to $1.3 billion of securities and replaced the 2022 Registration Statement.

Series F Preferred Stock Continuous Offering

On February 20, 2020, we filed with the Maryland Department of Assessments and Taxation Articles Supplementary (i) setting forth the rights, preferences and terms of the 6.00% Series F Cumulative Redeemable Preferred Stock, par value $0.001 per share, (the “Series F Preferred Stock”) and (ii) reclassifying and designating 26,000,000 shares of our authorized and unissued shares of common stock as shares of Series F Preferred Stock. The reclassification decreased the number of shares classified as common stock from 86,290,000 shares immediately prior to the reclassification to 60,290,000 shares immediately after the reclassification. We sold 15,700 shares of our Series F Preferred Stock, raising $0.4 million in net proceeds, during the six months ended June 30, 2025.

The primary offering for our Series F Preferred Stock terminated according to its terms on June 1, 2025. We expensed $0.3 million in prepaid offering costs due to the termination.

Non-controlling Interest in Operating Partnership

Gladstone Commercial Corporation conducts substantially all of its operations through a subsidiary, Gladstone Commercial Limited Partnership, a Delaware limited partnership (the “Operating Partnership”). As of June 30, 2025 and December 31, 2024, we owned approximately 99.9% and 99.9%, respectively, of the outstanding operating partnership units in the Operating Partnership (“OP Units”).

As of June 30, 2025 and December 31, 2024, there were 39,474 and 39,474 outstanding OP Units held by holders who do not control the Operating Partnership (“Non-controlling OP Unitholders”), respectively.

Diversity of Our Portfolio

Gladstone Management Corporation, a Delaware corporation (our “Adviser”), seeks to diversify our portfolio to avoid dependence on any one particular tenant, industry or geographic market. By diversifying our portfolio, our Adviser intends to reduce the adverse effect on our portfolio of a single under-performing investment or a downturn in any particular industry or geographic market. For the six months ended June 30, 2025, our largest tenant comprised only 5.3% of total lease revenue. The table below reflects the breakdown of our total lease revenue by tenant industry classification for the three and six months ended June 30, 2025 and 2024 (dollars in thousands):

	For the three months ended June 30,				For the six months ended June 30,
	2025		2024		2025		2024
Industry Classification	Lease Revenue	Percentage of Lease Revenue	Lease Revenue	Percentage of Lease Revenue	Lease Revenue	Percentage of Lease Revenue	Lease Revenue	Percentage of Lease Revenue
Automotive	$5,556	14.2%	$5,418	14.6%	$11,088	14.3%	$10,721	14.7%
Diversified/Conglomerate Services	5,062	12.8	5,210	14.1	10,306	13.4	9,837	13.5
Buildings and Real Estate	3,874	9.8	3,671	9.9	7,693	10.0	7,341	10.1
Telecommunications	3,658	9.3	3,347	9.0	7,131	9.3	6,710	9.2
Diversified/Conglomerate Manufacturing	3,131	7.9	2,483	6.7	5,919	7.7	4,945	6.8
Personal, Food & Miscellaneous Services	2,616	6.6	2,370	6.4	5,232	6.8	4,718	6.5
Beverage, Food & Tobacco	3,324	8.4	1,467	4.0	4,835	6.3	2,932	4.0
Banking	2,245	5.7	2,382	6.4	4,516	5.9	4,696	6.5
Personal & Non-Durable Consumer Products	1,829	4.6	1,878	5.1	3,657	4.7	3,794	5.2
Machinery	1,815	4.6	1,868	5.0	3,651	4.7	3,476	4.8
Healthcare	1,704	4.3	2,504	6.8	3,538	4.6	4,727	6.5
Chemicals, Plastics & Rubber	1,327	3.4	1,326	3.6	2,700	3.5	2,643	3.6
Containers, Packaging & Glass	1,157	2.9	1,157	3.1	2,313	3.0	2,310	3.2
Childcare	573	1.4	573	1.5	1,146	1.5	1,146	1.6
Information Technology	572	1.4	576	1.6	1,143	1.5	1,146	1.6
Electronics	280	0.7	284	0.8	591	0.8	571	0.8
Printing & Publishing	266	0.7	266	0.7	533	0.7	533	0.7
Oil & Gas	248	0.6	—	—	497	0.6	—	—
Education	173	0.4	154	0.4	299	0.4	287	0.4
Home & Office Furnishings	123	0.3	123	0.3	246	0.3	246	0.3
Total	$39,533	100.0%	$37,057	100.0%	$77,034	100.0%	$72,779	100.0%

The tables below reflect the breakdown of total lease revenue by state for the three and six months ended June 30, 2025 and 2024 (dollars in thousands):

State	Lease Revenue for the three months ended June 30, 2025	Percentage of Lease Revenue	Number of Leases for the three months ended June 30, 2025	Lease Revenue for the three months ended June 30, 2024	Percentage of Lease Revenue	Number of Leases for the three months ended June 30, 2024
Texas	$6,623	16.8%	17	$4,614	12.5%	14
Pennsylvania	5,306	13.4	11	4,079	11.0	11
Florida	4,482	11.3	9	4,296	11.6	9
Ohio	2,924	7.4	15	3,066	8.3	15
Georgia	2,259	5.7	8	3,364	9.1	11
Alabama	2,175	5.5	6	2,184	5.9	6
North Carolina	2,110	5.3	9	2,351	6.3	10
Colorado	1,872	4.7	4	1,870	5.0	4
Michigan	1,766	4.5	7	1,707	4.6	6
Wisconsin	1,268	3.2	3	454	1.2	2
All Other States	8,748	22.2	45	9,072	24.5	48
Total	$39,533	100.0%	134	$37,057	100.0%	136

State	Lease Revenue for the six months ended June 30, 2025	Percentage of Lease Revenue	Number of Leases for the six months ended June 30, 2025	Lease Revenue for the six months ended June 30, 2024	Percentage of Lease Revenue	Number of Leases for the six months ended June 30, 2024
Texas	$11,953	15.5%	17	$9,143	12.6%	14
Pennsylvania	10,552	13.7	11	7,815	10.7	11
Florida	8,866	11.5	9	8,551	11.7	9
Ohio	6,008	7.8	15	6,252	8.6	15
North Carolina	4,509	5.9	9	4,684	6.4	10
Georgia	4,466	5.8	8	6,320	8.7	11
Alabama	4,343	5.6	6	4,342	6.0	6
Colorado	3,743	4.9	4	3,739	5.1	4
Michigan	3,510	4.6	7	3,339	4.6	6
Indiana	2,540	3.3	10	2,329	3.2	11
All Other States	16,544	21.4	38	16,265	22.4	39
Total	$77,034	100.0%	134	$72,779	100.0%	136

Our Adviser and Administrator

Our Adviser is led by a management team with extensive experience purchasing real estate and originating mortgage loans. Our Adviser and Gladstone Administration, LLC, a Delaware limited liability company (our “Administrator”) are controlled by Mr. David Gladstone, who is also our chairman and chief executive officer. Mr. Gladstone also serves as the chairman and chief executive officer of both our Adviser and Administrator, as well as president and chief investment officer of our Adviser. Mr. Arthur “Buzz” Cooper, our president, also serves as executive vice president of commercial and industrial real estate of our Adviser. Our Administrator employs our chief financial officer, treasurer, chief compliance officer, chief administrative officer, co-general counsels, co-secretaries, and their respective staffs. Mr. Michael LiCalsi, our chief administrative officer, co-general counsel, and co-secretary, also serves in the same roles for our Adviser and Administrator (in addition to serving as president of our Administrator). Mr. Erich Hellmold, our co-general counsel and co-secretary, also serves in the same roles for our Adviser and Administrator.

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

Under the terms of the Advisory Agreement, we are responsible for all expenses incurred for our direct benefit. Examples of these expenses include legal, accounting, interest, directors’ and officers’ insurance, stock transfer services, stockholder-related fees, consulting and related fees. In addition, we are also responsible for all fees charged by third parties that are directly related to our business, which include real estate brokerage fees, mortgage placement fees, lease-up fees and transaction structuring fees (although we may be able to pass all or some of such fees on to our tenants and borrowers). Our entrance into the Advisory Agreement and each amendment thereto has been approved unanimously by our board of directors (“Board of Directors”). Our Board of Directors reviews and considers renewing the agreement with our Adviser annually, typically during the month of July. During its July 2025 meeting, our Board of Directors reviewed and renewed the Advisory Agreement and Administration Agreement for an additional year, through August 31, 2026.

Base Management Fee

The base management fee is payable quarterly in arrears and calculated at an annual rate of 0.425% (0.10625% per quarter) of the prior calendar quarter’s “Gross Tangible Real Estate,” defined in the Advisory Agreement as the current gross value of our property portfolio (meaning the aggregate of each property’s original acquisition price plus the cost of any subsequent capital improvements thereon).

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

Capital Gain Fee

Under the Advisory Agreement, we will pay to the Adviser a capital gain-based incentive fee that will be calculated and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement). In determining the capital gain fee, we will calculate aggregate realized capital gains and aggregate realized capital losses for the applicable time period. For this purpose, aggregate realized capital gains and losses, if any, equals the realized gain or loss calculated by the difference between the sales price of the property, less any costs to sell the property and the current gross value of the property (equal to the property’s original acquisition price plus any subsequent non-reimbursed capital improvements) of the disposed property. At the end of the fiscal year, if this number is positive, then the capital gain fee payable for such time period shall equal 15.0% of such amount. No capital gain fee was recognized during the three and six months ended June 30, 2025 or 2024.

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

Administration Agreement

Under the terms of the Administration Agreement, we pay separately for our allocable portion of our Administrator’s overhead expenses in performing its obligations to us including, but not limited to, rent and our allocable portion of the salaries and benefits expenses of our Administrator’s employees, including, but not limited to, our chief financial officer, treasurer, chief compliance officer, co-general counsels and co-secretaries (Mr. LiCalsi also serves as our Administrator’s president, co-general counsel and co-secretary), and their respective staffs. Our allocable portion of the Administrator’s expenses are generally derived by multiplying our Administrator’s total expenses by the appropriate percentage of time the Administrator’s employees perform services for us in relation to their time spent performing services for all companies serviced by our Administrator under contractual agreements.

Significant Accounting Policies and Estimates

The preparation of our financial statements in accordance with GAAP requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024, filed by us with the U.S. Securities and Exchange Commission (the “SEC”) on February 18, 2025 (our “2024 Form 10-K”). There were no material changes to our critical accounting policies or estimates during the six months ended June 30, 2025.

Results of Operations

The weighted average yield on our total portfolio, which was 8.5% and 8.6% as of June 30, 2025 and 2024, respectively, is calculated by taking the annualized straight-line rents plus operating expense recoveries, reflected as lease revenue on our condensed consolidated statements of operations and other comprehensive income, less property operating expenses, of each acquisition since inception, as a percentage of the acquisition cost plus subsequent capital improvements. The weighted average yield does not account for the interest expense incurred on the mortgages placed on our properties or other types of existing indebtedness.

A comparison of our operating results for the three and six months ended June 30, 2025 and 2024 is below (dollars in thousands, except per share amounts):

	For the three months ended June 30,
	2025	2024	$ Change	% Change
Operating revenues
Lease revenue	$39,533	$37,057	$2,476	6.7%
Total operating revenues	$39,533	$37,057	$2,476	6.7%
Operating expenses
Depreciation and amortization	$14,249	$16,015	$(1,766)	(11.0)%
Property operating expenses	7,258	5,807	1,451	25.0%
Base management fee	1,640	1,516	124	8.2%
Incentive fee	709	1,245	(536)	(43.1)%
Administration fee	590	594	(4)	(0.7)%
General and administrative	1,400	1,046	354	33.8%
Impairment charge	9	—	9	100.0%
Total operating expense before incentive fee waiver	$25,855	$26,223	$(368)	(1.4)%
Incentive fee waiver	(709)	(250)	(459)	183.6%
Total operating expenses	$25,146	$25,973	$(827)	(3.2)%
Other income (expense)
Interest expense	$(10,058)	$(9,463)	$(595)	6.3%
Gain (loss) on sale of real estate, net	377	(47)	424	(902.1)%
Other (expense) income	(72)	26	(98)	(376.9)%
Total other expense, net	$(9,753)	$(9,484)	$(269)	2.8%
Net income	$4,634	$1,600	$3,034	189.6%
Distributions attributable to Series E, F, and G preferred stock	(3,085)	(3,116)	31	(1.0)%
Distributions attributable to senior common stock	(101)	(105)	4	(3.8)%
Gain (loss) on extinguishment of Series F preferred stock	9	(4)	13	(325.0)%
Net income (loss) available (attributable) to common stockholders and Non-controlling OP Unitholders	$1,457	$(1,625)	$3,082	(189.7)%
Net income (loss) available (attributable) to common stockholders and Non-controlling OP Unitholders per weighted average share and unit - basic & diluted	$0.03	$(0.04)	$0.07	(175.0)%
FFO available to common stockholders and Non-controlling OP Unitholders - basic (1)	$15,338	$14,437	$901	6.2%
FFO available to common stockholders and Non-controlling OP Unitholders - diluted (1)	$15,439	$14,542	$897	6.2%
FFO per weighted average share of common stock and Non-controlling OP Units - basic (1)	$0.33	$0.36	$(0.03)	(8.3)%
FFO per weighted average share of common stock and Non-controlling OP Units - diluted (1)	$0.33	$0.36	$(0.03)	(8.3)%

(1)Refer to the “Funds from Operations” section below within the Management’s Discussion and Analysis section for the definition of FFO.

	For the six months ended June 30,
	2025	2024	$ Change	% Change
Operating revenues
Lease revenue	$77,034	$72,779	$4,255	5.8%
Total operating revenues	$77,034	$72,779	$4,255	5.8%
Operating expenses
Depreciation and amortization	$27,492	$29,341	$(1,849)	(6.3)%
Property operating expenses	14,158	11,692	2,466	21.1%
Base management fee	3,207	3,051	156	5.1%
Incentive fee	1,348	2,416	(1,068)	(44.2)%
Administration fee	1,212	1,225	(13)	(1.1)%
General and administrative	2,284	2,093	191	9.1%
Impairment charge	9	493	(484)	(98.2)%
Total operating expense before incentive fee waiver	$49,710	$50,311	$(601)	(1.2)%
Incentive fee waiver	(709)	(1,021)	312	(30.6)%
Total operating expenses	$49,001	$49,290	$(289)	(0.6)%
Other income (expense)
Interest expense	$(19,196)	$(18,960)	$(236)	1.2%
Gain on sale of real estate, net	377	236	141	59.7%
Gain on debt extinguishment, net	—	300	(300)	(100.0)%
Other income	559	60	499	831.7%
Total other expense, net	$(18,260)	$(18,364)	$104	(0.6)%
Net income	$9,773	$5,125	$4,648	90.7%
Distributions attributable to Series E, F, and G preferred stock	(6,193)	(6,229)	36	(0.6)%
Distributions attributable to senior common stock	(202)	(211)	9	(4.3)%
Loss on extinguishment of Series F preferred stock	(1)	(7)	6	(85.7)%
Net income (loss) available (attributable) to common stockholders and Non-controlling OP Unitholders	$3,377	$(1,322)	$4,699	(355.4)%
Net income (loss) available (attributable) to common stockholders and Non-controlling OP Unitholders per weighted average share and unit - basic & diluted	$0.07	$(0.03)	$0.10	(333.3)%
FFO available to common stockholders and Non-controlling OP Unitholders - basic (1)	$30,501	$27,976	$2,525	9.0%
FFO available to common stockholders and Non-controlling OP Unitholders - diluted (1)	$30,703	$28,187	$2,516	8.9%
FFO per weighted average share of common stock and Non-controlling OP Unit - basic (1)	$0.67	$0.69	$(0.02)	(2.9)%
FFO per weighted average share of common stock and Non-controlling OP Unit - diluted (1)	$0.67	$0.69	$(0.02)	(2.9)%

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

Operating Revenues

	For the three months ended June 30,
	(Dollars in Thousands)
Lease Revenues	2025	2024	$ Change	% Change
Same Store Properties	$32,194	$30,296	$1,898	6.3%
Acquired & Disposed Properties	3,214	2,522	692	27.4%
Properties with Vacancy	4,125	4,239	(114)	(2.7)%
	$39,533	$37,057	$2,476	6.7%

	For the six months ended June 30,
	(Dollars in Thousands)
Lease Revenues	2025	2024	$ Change	% Change
Same Store Properties	$64,201	$60,337	$3,864	6.4%
Acquired & Disposed Properties	4,561	4,031	530	13.1%
Properties with Vacancy	8,272	8,411	(139)	(1.7)%
	$77,034	$72,779	$4,255	5.8%

Lease revenues consist of rental income and operating expense recoveries earned from our tenants. Lease revenues from same store properties increased for the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, due to an increase in recovery revenue from property expenses and an increase in rental rates from leasing activity subsequent to the three months ended June 30, 2024. Lease revenues increased for acquired and disposed of properties for the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, primarily due to an increase in recovery revenue from property expenses and an increase in rental rates on the 12 properties acquired subsequent to June 30, 2024, partially offset by accelerated rent on a lease termination during the three and six months ended June 30, 2024. Lease revenues decreased for our properties with vacancy for the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, mainly due to a loss of rental revenue from increased vacancy, partially offset by an increase in variable lease payments.

Operating Expenses

Depreciation and amortization expense decreased for the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, due to the reduced depreciation and amortization expense from the five property sales subsequent to June 30, 2024, partially offset by an increase in depreciation and amortization expense on the 12 properties acquired subsequent to June 30, 2024.

	For the three months ended June 30,
	(Dollars in Thousands)
Property Operating Expenses	2025	2024	$ Change	% Change
Same Store Properties	$5,244	$4,055	$1,189	29.3%
Acquired & Disposed Properties	74	205	(131)	(63.9)%
Properties with Vacancy	1,940	1,547	393	25.4%
	$7,258	$5,807	$1,451	25.0%

	For the six months ended June 30,
	(Dollars in Thousands)
Property Operating Expenses	2025	2024	$ Change	% Change
Same Store Properties	$10,142	$7,695	$2,447	31.8%
Acquired & Disposed Properties	162	651	(489)	(75.1)%
Properties with Vacancy	3,854	3,346	508	15.2%
	$14,158	$11,692	$2,466	21.1%

Property operating expenses consist of franchise taxes, property management fees, insurance, ground lease payments, property maintenance and repair expenses paid on behalf of certain of our properties. The increase in property operating expenses for same store properties for the three and six months ended June 30, 2025, from the comparable 2024 period, was a result of general cost increases due to the inflationary environment during the three and six months ended June 30, 2025. The decrease in property operating expenses for acquired and disposed of properties for the three and six months ended June 30, 2025, from the comparable 2024 period, is a result of a decrease in property operating expenses from the seven property sales during and subsequent to June 30, 2024, minimally offset by the property operating expense from the 12 properties acquired subsequent to June 30, 2024. The increase in property operating expenses for properties with vacancy for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, is primarily a result of increased real estate expense and other general cost increases due to the inflationary environment.

The base management fee paid to the Adviser increased for the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, due to an increase in Gross Tangible Real Estate over the three and six months ended June 30, 2025 from property acquisitions as compared to Gross Tangible Real Estate during the three and six months ended June 30, 2024. The calculation of the base management fee is described in detail above under the subheading “Advisory and Administration Agreements.”

The net incentive fee paid to the Adviser decreased for the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, due to the Adviser waiving a larger portion of the incentive fee for the three and six months ended June 30, 2025. The calculation of the incentive fee is described in detail above under the subheading “Advisory and Administration Agreements.”

The administration fee paid to the Administrator decreased slightly for the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, due to our Administrator allocating a smaller portion of expenses to us. The calculation of the administration fee is described in detail above under the subheading “Advisory and Administration Agreements.”

General and administrative expenses increased for the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, mainly due to higher audit expenses and expensing Series F Preferred Stock prepaid offering costs due to the termination of the primary offering.

Other Income and Expenses

Interest expense increased for the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024. This increase was primarily the result of increased interest costs on variable rate debt, as a result of larger amounts drawn on the Revolver, as well as new interest expense on the 2029 Notes.

We sold one non-core office property during the six months ended June 30, 2025, and as a result, incurred a gain on sale of real estate, net. We sold four non-core office properties during the six months ended June 30, 2024, and as a result, incurred a gain on sale of real estate, net, and a gain on debt extinguishment, net.

Other income decreased for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, due to incurring $0.3 million in closing costs associated with the completion of the sale transaction at our Tifton, Georgia property. Other income increased for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, due to interest income earned from sales-types leases and nonrecurring income items.

Net Income (Loss) Available (Attributable) to Common Stockholders and Non-controlling OP Unitholders

Net income (loss) available (attributable) to common stockholders and Non-controlling OP Unitholders increased for the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, primarily due to an increase in recovery revenue from property expenses, an increase in rental rates from leasing activity, a decrease in the net incentive fee payable to the Adviser, and lower depreciation expense. This was partially offset by higher general and administrative fees during the period.

Liquidity and Capital Resources

Overview

Our sources of liquidity include cash flows from operations, cash and cash equivalents, borrowings under our Credit Facility, and additional issuances of equity and/or debt securities. Our available liquidity as of June 30, 2025 was $38.7 million, consisting of approximately $11.7 million in cash and cash equivalents and available borrowing capacity of $27.0 million under our Credit Facility. Our available borrowing capacity under the Credit Facility decreased to $25.1 million as of August 6, 2025.

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

Equity Capital

During the six months ended June 30, 2025, we raised net proceeds of $38.0 million of common equity under the 2024 Common Stock Sales Agreement. We raised net proceeds of $0.4 million from sales of our Series F Preferred Stock during the six months ended June 30, 2025.

As of August 6, 2025, we had the ability to raise up to $1.0 billion of additional equity capital through the sale and issuance of securities that are registered under the 2024 Registration Statement, in one or more future public offerings. We expect to continue to use our 2024 Common Stock Sales Agreement as a source of liquidity for the remainder of 2025.

Debt Capital

As of June 30, 2025, we had 39 mortgage notes payable in the aggregate principal amount of $259.5 million, collateralized by a total of 44 properties with a remaining weighted average maturity of 3.1 years. The weighted-average interest rate on the mortgage notes payable as of June 30, 2025 was 4.22%.

We continue to see banks and other non-bank lenders willing to issue mortgages for properties comparable to those held in our portfolio on terms that are commercially reasonable.

As of June 30, 2025, we had mortgage debt in the aggregate principal amount of $7.9 million payable during the remainder of 2025 and $35.4 million payable during 2026. The 2025 principal amount payable includes both amortizing principal payments and one balloon principal payment due during the remaining six months of 2025. We anticipate being able to refinance our mortgages that come due during 2026 with a combination of new mortgage debt, availability under our Credit Facility, the issuance of long-term unsecured notes in the private placement market, the issuance of additional equity securities under our 2024 Common Stock Sales Agreement, the sale and issuance of other equity securities that are registered under the 2024 Registration Statement, or the sale and issuance of unregistered equity or debt securities.

Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2025, was $53.5 million, as compared to net cash provided by operating activities of $28.6 million for the six months ended June 30, 2024. The majority of cash from operating activities is generated from the lease revenues that we receive from our tenants. We utilize this cash to fund our property-level operating expenses and use the excess cash primarily for debt and interest payments on our mortgage notes payable, interest payments on our Credit Facility, distributions to our stockholders, management fees to our Adviser, Administration fees to our Administrator and other entity-level operating expenses.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2025, was $155.8 million, which primarily consisted of ten property acquisitions and capital improvements performed at certain of our properties, partially offset by proceeds from one property sale. Net cash provided by investing activities during the six months ended June 30, 2024, was $5.8 million, which primarily consisted of proceeds from four property sales, partially offset by a five-property acquisition, coupled with capital improvements performed at certain of our properties.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2025, was $103.1 million, which primarily consisted of the issuance of $39.0 million of equity, net borrowings on our credit facility, and $20.0 million in borrowings on Term Loan D, our new unsecured term loan, partially offset by $12.0 million of mortgage principal repayments and distributions paid to common, senior common and preferred shareholders. Net cash used in financing activities for the six months ended June 30, 2024, was $36.1 million, which primarily consisted of $22.1 million of mortgage debt repayments, and distributions paid to common, senior common and preferred shareholders, partially offset by the issuance of $11.4 million of equity and net borrowings on our Credit Facility.

Credit Facility

On August 18, 2022, we amended, extended and upsized our Credit Facility, increasing our Revolver from $100.0 million to $120.0 million (and extending its term to August 2026), adding the new $140.0 million Term Loan C, decreasing the principal balance of Term Loan B to $60.0 million and extending the maturity date of Term Loan A to August 2027. Term Loan C has a maturity date of February 18, 2028 and a SOFR spread ranging from 125 to 195 basis points, depending on our leverage. On September 27, 2022, we further increased the Revolver to $125.0 million and the Term Loan C to $150.0 million, as permitted under the terms of the Credit Facility. We entered into multiple interest rate swap agreements on Term Loan A and Term Loan C, which swap the interest rate to fixed rates from 3.15% to 3.75%. We incurred fees of approximately $4.2 million in connection with extending and upsizing our Credit Facility. The net proceeds of the transaction were used to repay the then-outstanding borrowings on the Revolver, pay off mortgage debt, and fund acquisitions. The Credit Facility’s current bank syndicate is comprised of KeyBank, Fifth Third Bank, The Huntington National Bank, Bank of America, Synovus Bank, United Bank, First Financial Bank, and S&T Bank.

As of June 30, 2025, there was $444.4 million outstanding under our Credit Facility at a weighted average interest rate of approximately 5.76% and $2.1 million outstanding letters of credit, at a weighted average interest rate of 1.35%. As of August 6, 2025, the maximum additional amount we could draw under the Credit Facility was $25.1 million. We were in compliance with all covenants under the Credit Facility as of June 30, 2025.

Unsecured Term Loan D

On May 30, 2025, we and the Operating Partnership entered into a Term Loan Agreement with KeyBank, in connection with the $20.0 million Term Loan D. Term Loan D is unsecured and has a maturity date of May 30, 2027 and a SOFR spread ranging from 155 to 200 basis points throughout the life of the loan. The amount outstanding approximates fair value as of June 30, 2025. The proceeds were used to pay down the Revolver.

Senior Unsecured Notes

On December 18, 2024, we and the Operating Partnership entered into a Note Purchase Agreement with the institutional investors named therein, in connection with a private placement of $75.0 million of the 2029 Notes. The amount outstanding approximates fair value as of June 30, 2025. The proceeds were used to pay down Term Loan B by $20.0 million and the Revolver by $55.0 million.

Contractual Obligations

The following table reflects our material contractual obligations as of June 30, 2025 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt Obligations (1)	$798,886	$61,043	$552,048	$165,033	$20,762
Interest on Debt Obligations (2)	106,917	41,603	51,012	12,983	1,319
Operating Lease Obligations (3)	5,454	457	934	907	3,156
Finance Lease Obligations (3)	8,059	160	356	356	7,187
Purchase Obligations (4)	7,591	6,797	794	—	—
	$926,907	$110,060	$605,144	$179,279	$32,424

(1)Debt obligations represent borrowings under our Revolver, which represents $94.4 million of the debt obligation due in 2026, Term Loan A, which represents $160.0 million of the debt obligation due in 2027, Term Loan B, which represents $40.0 million of the debt obligation due in 2026, Term Loan C, which represents $150.0 million of the debt obligation due in 2028, Term Loan D, which represents $20.0 million of the debt obligation due in 2027, the 2029 Notes, which represents $75.0 million of the debt obligation due in 2029, and mortgage notes payable that were outstanding as of June 30, 2025. This figure does not include $6,378 of premiums and (discounts), net and $4.5 million of deferred financing costs, net, which are reflected in mortgage notes payable, net, borrowings under Term Loan A, Term Loan B, Term Loan C, net, borrowings under unsecured Term Loan D, net, and senior unsecured notes, net, on the condensed consolidated balance sheets.
(2)Interest on debt obligations includes estimated interest on borrowings under our Revolver, Term Loan A, Term Loan B, Term Loan C, Term Loan D, the 2029 Notes, and mortgage notes payable. The balance and interest rate on our Revolver, Term Loan A, Term Loan B, Term Loan C, and Term Loan D is variable; thus, the interest payment obligation calculated for purposes of this table was based upon rates and balances as of June 30, 2025.
(3)Operating and finance lease obligations represent the ground lease payments due on four of our properties.
(4)Purchase obligations consist of tenant and capital improvements at six of our properties.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of June 30, 2025.

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

FFO available to common stockholders and holders of Non-controlling interests in the Operating Partnership (“Non-controlling OP Unitholders”) is FFO adjusted to subtract distributions made to holders of preferred stock and senior common stock. We believe that net income (loss) available (attributable) to common stockholders is the most directly comparable GAAP measure to FFO available to common stockholders and Non-controlling OP Unitholders.

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

The following table provides a reconciliation of our FFO available to common stockholders for the three and six months ended June 30, 2025 and 2024, respectively, to the most directly comparable GAAP measure, net income (loss) available (attributable) to common stockholders, and a computation of basic and diluted FFO per weighted average share of common stock:

	For the three months ended June 30,		For the six months ended June 30,
	(Dollars in Thousands, Except for Per Share Amounts)		(Dollars in Thousands, Except for Per Share Amounts)
	2025	2024	2025	2024
Calculation of basic FFO per share of common stock and Non-controlling OP Unit
Net income	$4,634	$1,600	$9,773	$5,125
Less: Distributions attributable to preferred and senior common stock	(3,186)	(3,221)	(6,395)	(6,440)
Add/Less: Gain (loss) on extinguishment of Series F preferred stock, net	9	(4)	(1)	(7)
Net income (loss) available (attributable) to common stockholders and Non-controlling OP Unitholders	$1,457	$(1,625)	$3,377	$(1,322)
Adjustments:
Add: Real estate depreciation and amortization	$14,249	$16,015	$27,492	$29,341
Add: Impairment charge	9	—	9	493
Add: Loss on sale of real estate, net	—	47	—	—
Less: Gain on sale of real estate, net	(377)	—	(377)	(236)
Less: Gain on debt extinguishment, net	—	—	—	(300)
FFO available to common stockholders and Non-controlling OP Unitholders - basic	$15,338	$14,437	$30,501	$27,976
Weighted average common shares outstanding - basic	46,219,663	40,311,476	45,417,792	40,157,479
Weighted average Non-controlling OP Units outstanding	39,474	241,637	39,474	276,140
Weighted average common shares and Non-controlling OP Units	46,259,137	40,553,113	45,457,266	40,433,619
Basic FFO per weighted average share of common stock and Non-controlling OP Unit	$0.33	$0.36	$0.67	$0.69
Calculation of diluted FFO per share of common stock and Non-controlling OP Unit
Net income	$4,634	$1,600	$9,773	$5,125
Less: Distributions attributable to preferred and senior common stock	(3,186)	(3,221)	(6,395)	(6,440)
Add/Less: Gain (loss) on extinguishment of Series F preferred stock, net	9	(4)	(1)	(7)
Net income (loss) available (attributable) to common stockholders and Non-controlling OP Unitholders	$1,457	$(1,625)	$3,377	$(1,322)
Adjustments:
Add: Real estate depreciation and amortization	$14,249	$16,015	$27,492	$29,341
Add: Impairment charge	9	—	9	493
Add: Income impact of assumed conversion of senior common stock	101	105	202	211
Add: Loss on sale of real estate, net	—	47	—	—
Less: Gain on sale of real estate, net	(377)	—	(377)	(236)
Less: Gain on debt extinguishment, net	—	—	—	(300)
FFO available to common stockholders and Non-controlling OP Unitholders plus assumed conversions	$15,439	$14,542	$30,703	$28,187
Weighted average common shares outstanding - basic	46,219,663	40,311,476	45,417,792	40,157,479
Weighted average Non-controlling OP Units outstanding	39,474	241,637	39,474	276,140
Effect of convertible senior common stock	328,559	342,247	328,559	342,247
Weighted average common shares and Non-controlling OP Units outstanding - diluted	46,587,696	40,895,360	45,785,825	40,775,866
Diluted FFO per weighted average share of common stock and Non-controlling OP Unit	$0.33	$0.36	$0.67	$0.69
Distributions declared per share of common stock and Non-controlling OP Unit	$0.30	$0.30	$0.60	$0.60

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary risk that we believe we are and will be exposed to is interest rate risk. Certain of our leases contain escalations based on market indices, and the interest rate on our Credit Facility is variable. Although we seek to mitigate this risk by structuring such provisions of our loans and leases to contain a minimum interest rate or escalation rate, as applicable, these features do not eliminate this risk. To that end, we have entered into derivative contracts to cap interest rates for our variable rate notes payable, and we have entered into interest rate swaps whereby we pay a fixed interest rate to our respective counterparty, and receive SOFR in return. For details regarding our rate cap agreements and our interest rate swap agreements see Note 6, “Mortgage Notes Payable, Credit Facility, Unsecured Term Loan, and Senior Unsecured Notes” of the accompanying condensed consolidated financial statements.

To illustrate the potential impact of changes in interest rates on our net income for the six months ended June 30, 2025, we have performed the following analysis, which assumes that our condensed consolidated balance sheets remain constant and that no further actions beyond a minimum interest rate or escalation rate are taken to alter our existing interest rate sensitivity.

The following table summarizes the annual impact of a 1%, 2% and 3% increase, and a 1%, 2% and 3% decrease in SOFR as of June 30, 2025. As of June 30, 2025, our effective average SOFR was 4.45%. The impact of these fluctuations is presented below (dollars in thousands).

Interest Rate Change	(Decrease) increase to Interest Expense	Net increase (decrease) to Net Income
3% Decrease to SOFR	$(4,695)	$4,695
2% Decrease to SOFR	(3,130)	3,130
1% Decrease to SOFR	(1,565)	1,565
1% Increase to SOFR	1,565	(1,565)
2% Increase to SOFR	3,130	(3,130)
3% Increase to SOFR	4,695	(4,695)

As of June 30, 2025, the fair value of our mortgage debt outstanding was $241.1 million. Interest rate fluctuations may affect the fair value of our debt instruments. If interest rates on our debt instruments, using rates at June 30, 2025, had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased by $6.3 million and $6.5 million, respectively.

The amount outstanding under the Credit Facility approximates fair value as of June 30, 2025.

In the future, we may be exposed to additional effects of interest rate changes, primarily as a result of our Revolver, Term Loans (i.e., Term Loan A, Term Loan B, Term Loan C, and Term Loan D), private placement bond issuances, or long-term mortgage debt, which we use to maintain liquidity and fund expansion of our real estate investment portfolio and operations. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. We may also enter into derivative financial instruments such as interest rate swaps and caps to mitigate the interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes.

In addition to changes in interest rates, the value of our real estate is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of lessees and borrowers, all of which may affect our ability to refinance debt, if necessary.

Item 4.	Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2025, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2025 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None. Without limiting the generality of the foregoing, during the three months ended June 30, 2025, no officer or director of the Company adopted or terminated any “Rule 10b5-1 trading agreement” or any “non-Rule 10b5-1 trading arrangement,” as each item is defined in Item 408 of Regulation S-K.

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
4.6
Term Loan Agreement, dated as of May 30, 2025, by and among Gladstone Commercial Limited Partnership, as borrower, Gladstone Commercial Corporation, as guarantor, KeyBank National Association, as lender and agent, and the other lenders which are parties to the agreement, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed June 2, 2025.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Estimated Value Methodology for Series F Cumulative Redeemable Preferred Stock and Senior Common Stock as of June 30, 2025.
101.INS***	iXBRL Instance Document
101.SCH***	iXBRL Taxonomy Extension Schema Document
101.CAL***	iXBRL Taxonomy Extension Calculation Linkbase Document
101.LAB***	iXBRL Taxonomy Extension Label Linkbase Document
101.PRE***	iXBRL Taxonomy Extension Presentation Linkbase Document
101.DEF***	iXBRL Definition Linkbase
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
***	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in iXBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2025 and 2024, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024 and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gladstone Commercial Corporation

Date:	August 6, 2025	By:	/s/ Gary Gerson
Gary Gerson
Chief Financial Officer

Date:	August 6, 2025	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors