Form 10-Q
period 2025-09-30
GLADSTONE COMMERCIAL CORP
filed 2025-11-03
CIK 1234006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of November 3, 2025 was 48,401,155.

GLADSTONE COMMERCIAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED
SEPTEMBER 30, 2025

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Gladstone Commercial Corporation
Condensed Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Real estate, at cost	$1,400,357	$1,211,793
Less: accumulated depreciation	350,153	319,646
Total real estate, net	1,050,204	892,147
Lease intangibles, net	120,338	95,107
Real estate and related assets held for sale	—	4,363
Cash and cash equivalents	18,400	10,956
Restricted cash	6,232	4,118
Funds held in escrow	5,909	5,367
Right-of-use assets from operating leases	3,772	3,961
Right-of-use assets from finance leases, net	2,897	—
Deferred rent receivable, net	46,980	45,324
Sales-type lease receivable, net	—	18,618
Other assets	10,271	14,387
TOTAL ASSETS	$1,265,003	$1,094,348
LIABILITIES, MEZZANINE EQUITY AND EQUITY
LIABILITIES
Mortgage notes payable, net	$255,528	$269,579
Borrowings under Revolver	145,370	1,900
Borrowings under Term Loan A, Term Loan B and Term Loan C, net	348,466	347,948
Borrowings under unsecured Term Loan D, net	19,860	—
Senior unsecured notes, net	74,061	73,958
Deferred rent liability, net	19,129	21,996
Operating lease liabilities	3,879	4,063
Finance lease liabilities	2,955	—
Asset retirement obligation	5,328	5,061
Accounts payable and accrued expenses	15,158	13,198
Due to Adviser and Administrator (1)	2,468	2,540
Other liabilities	17,802	12,763
TOTAL LIABILITIES	$910,004	$753,006
Commitments and contingencies (2)
MEZZANINE EQUITY
Series E and G redeemable preferred stock, net, par value $0.001 per share; $25 per share liquidation preference; 10,750,886 and 10,750,886 shares authorized; and 7,052,334 and 7,052,334 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively (3)	$170,041	$170,041
TOTAL MEZZANINE EQUITY	$170,041	$170,041
EQUITY
Senior common stock, par value $0.001 per share; 950,000 shares authorized; and 386,723 and 389,190 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively (3)	$1	$1
Common stock, par value $0.001 per share, 62,578,987 and 62,400,887 shares authorized; and 48,400,749 and 43,986,038 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively (3)	48	44
Series F redeemable preferred stock, par value $0.001 per share; $25 per share liquidation preference; 25,720,127 and 25,898,227 shares authorized and 767,237 and 914,553 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively (3)	1	1
Additional paid in capital	841,960	784,389
Accumulated other comprehensive income	3,699	10,648
Distributions in excess of accumulated earnings	(660,883)	(623,912)
TOTAL STOCKHOLDERS' EQUITY	$184,826	$171,171
OP Units held by Non-controlling OP Unitholders (3)	132	130
TOTAL EQUITY	$184,958	$171,301
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$1,265,003	$1,094,348
(1)Refer to Note 2 “Related Party Transactions”
(2)Refer to Note 7 “Commitments and Contingencies”
(3)Refer to Note 8 “Equity and Mezzanine Equity”

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation
Condensed Consolidated Statements of Operations and Comprehensive Income
(Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Operating revenues
Lease revenue	$40,841	$39,235	$117,875	$112,013
Total operating revenues	$40,841	$39,235	$117,875	$112,013
Operating expenses
Depreciation and amortization	$15,271	$13,343	$42,763	$42,683
Property operating expenses	7,409	6,681	21,568	18,373
Base management fee (1)	1,701	1,528	4,908	4,580
Incentive fee (1)	709	1,146	2,057	3,562
Administration fee (1)	720	725	1,932	1,950
General and administrative	920	970	3,204	3,064
Impairment charge	—	4,549	9	5,043
Total operating expense before incentive fee waiver	$26,730	$28,942	$76,441	$79,255
Incentive fee waiver (1)	(709)	(396)	(1,417)	(1,417)
Total operating expenses	$26,021	$28,546	$75,024	$77,838
Other income (expense)
Interest expense	$(10,704)	$(9,299)	$(29,900)	$(28,259)
(Loss) gain on sale of real estate, net	(10)	10,319	367	10,554
Gain on debt extinguishment, net	—	—	—	300
Other income	31	12	590	73
Total other (expense) income, net	$(10,683)	$1,032	$(28,943)	$(17,332)
Net income	$4,137	$11,721	$13,908	$16,843
Net income available to OP Units held by Non-controlling OP Unitholders	(1)	(44)	(4)	(35)
Net income available to the Company	$4,136	$11,677	$13,904	$16,808
Distributions attributable to Series E, F, and G preferred stock	(3,058)	(3,106)	(9,251)	(9,334)
Distributions attributable to senior common stock	(102)	(106)	(304)	(317)
Gain (loss) on extinguishment of Series F preferred stock, net	6	2	5	(4)
Net income available to common stockholders	$982	$8,467	$4,354	$7,153
Income per weighted average share of common stock - basic & diluted
Income available to common stockholders	$0.02	$0.20	$0.09	$0.17
Weighted average shares of common stock outstanding
Basic and Diluted	46,877,686	42,790,685	45,909,771	41,041,621
Earnings per weighted average share of senior common stock	$0.26	$0.27	$0.78	$0.79
Weighted average shares of senior common stock outstanding - basic	386,723	399,520	387,628	401,723
Comprehensive (loss) income
Change in unrealized loss related to interest rate hedging instruments, net	$(604)	$(10,456)	$(6,964)	$(4,568)
Other comprehensive loss	(604)	(10,456)	(6,964)	(4,568)
Net income	$4,137	$11,721	$13,908	$16,843
Comprehensive income	$3,533	$1,265	$6,944	$12,275
Comprehensive income available to OP Units held by Non-controlling OP Unitholders	(1)	(44)	(4)	(35)
Total comprehensive income available to the Company	$3,532	$1,221	$6,940	$12,240
(1)Refer to Note 2 “Related Party Transactions”
The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation
Condensed Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	For the nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$13,908	$16,843
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,763	42,683
Impairment charge	9	5,043
Gain on debt extinguishment, net	—	(300)
Gain on sale of real estate, net	(367)	(10,554)
Amortization of deferred financing costs	1,429	1,235
Amortization of deferred rent asset and liability, net	(4,611)	(5,164)
Receipt of sales-type lease receivable	18,618	—
Amortization of discount and premium on assumed debt, net	21	26
Asset retirement obligation expense	103	99
Amortization of right-of-use asset from operating leases and operating lease liabilities, net	5	5
Amortization of right-of-use asset finance lease liabilities, net	17	—
Bad debt expense	—	64
Operating changes in assets and liabilities
Increase in other assets	(530)	(5,641)
Increase in deferred rent receivable	(1,960)	(4,612)
Increase in accounts payable and accrued expenses	2,534	1,372
(Decrease) increase in amount due to Adviser and Administrator	(72)	507
Increase (decrease) in other liabilities	1,758	(2,873)
Leasing commissions paid	(1,195)	(4,567)
Net cash provided by operating activities	$72,430	$34,166
Cash flows from investing activities:
Acquisition of real estate and related intangible assets	$(207,905)	$(22,122)
Improvements of existing real estate	(17,406)	(9,200)
Proceeds from sale of real estate	7,644	35,132
Receipts from lenders for funds held in escrow	—	2,513
Payments to lenders for funds held in escrow	(542)	(671)
Receipts from tenants for reserves	2,545	793
Payments to tenants from reserves	(2,651)	2,193
Deposits on future acquisitions	(1,450)	—
Deposits applied against acquisition of real estate investments	1,450	—
Net cash (used in) provided by investing activities	$(218,315)	$8,638
Cash flows from financing activities:
Proceeds from issuance of equity	$62,183	$50,902
Offering costs paid	(870)	(737)
Redemption of Series F preferred stock	(4,040)	(1,322)
Payments for deferred financing costs	(818)	(43)
Principal repayments on mortgage notes payable	(14,397)	(24,394)
Borrowings from revolving credit facility	243,800	68,100
Repayments on revolving credit facility	(100,330)	(90,600)
Borrowings on unsecured term loan	20,000	—
Increase in security deposits	490	198
Distributions paid to common, senior common, preferred stock and Non-controlling OP Unitholders	(50,575)	(46,513)
Net cash provided by (used in) financing activities	$155,443	$(44,409)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$9,558	$(1,605)
Cash, cash equivalents, and restricted cash at beginning of period	$15,074	$16,135

Cash, cash equivalents, and restricted cash at end of period	$24,632	$14,530
SUPPLEMENTAL AND NON-CASH INFORMATION
Unrealized loss related to interest rate hedging instruments, net	$(6,964)	$(4,568)
Right-of-use asset from finance leases	$2,938	$—
Finance lease liabilities	$(2,938)	$—
Capital improvements and leasing commissions included in accounts payable and accrued expenses	$4,551	$6,330
Increase in asset retirement obligation in connection with acquisition	$164	$—
Dividends paid on Series F preferred stock via additional share issuances	$343	$385
(1)Prior period conformed to current presentation.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (dollars in thousands):

	For the nine months ended September 30,
	2025	2024
Cash and cash equivalents	$18,400	$10,531
Restricted cash	6,232	3,999
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$24,632	$14,530

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Organization, Basis of Presentation and Significant Accounting Policies

Gladstone Commercial Corporation is a real estate investment trust (“REIT”) that was incorporated under the General Corporation Law of the State of Maryland on February 14, 2003. We focus on acquiring, owning and managing primarily industrial and office properties. Subject to certain restrictions and limitations, our business is managed by Gladstone Management Corporation, a Delaware corporation (the “Adviser”), and administrative services are provided by Gladstone Administration, LLC, a Delaware limited liability company (the “Administrator”), each pursuant to a contractual arrangement with us. Our Adviser and Administrator collectively employ all of our personnel and pay their salaries, benefits, and general expenses directly. Gladstone Commercial Corporation conducts substantially all of its operations through a subsidiary, Gladstone Commercial Limited Partnership, a Delaware limited partnership (the “Operating Partnership”). As of September 30, 2025, we owned 151 properties totaling 17.7 million square feet across 27 states.

All references herein to “we,” “our,” “us” and the “Company” mean Gladstone Commercial Corporation and its consolidated subsidiaries, except where it is made clear that the term means only Gladstone Commercial Corporation.

Interim Financial Information

Our interim financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and in accordance with Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. The year-end balance sheet data presented herein was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of our management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim period, have been included. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 18, 2025. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for other interim periods or for the full 2025 fiscal year.

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

Significant Accounting Policies

The preparation of our financial statements in accordance with GAAP requires management to make judgments that are subjective in nature and requires management to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1, “Organization, Basis of Presentation and Significant Accounting Policies,” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024. There were no material changes to our critical accounting policies during the three and nine months ended September 30, 2025.

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

2. Related Party Transactions

Gladstone Management and Gladstone Administration

We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator, which collectively employ all of our personnel and pay their salaries, benefits, and general expenses directly. Both our Adviser and Administrator are affiliates of ours, as their parent company is owned and controlled by Mr. David Gladstone, our chairman and chief executive officer. One of our executive officers, Mr. Gladstone, serves as a director and executive officer of our Adviser and our Administrator. Our president, Mr. Arthur “Buzz” Cooper, is also an executive vice president of commercial and industrial real estate of our Adviser. Mr. Michael LiCalsi, our chief administrative officer, co-general counsel, and co-secretary, also serves in the same roles for our Adviser and Administrator (in addition to serving as president of our Administrator). Mr. Erich Hellmold, our co-general counsel and co-secretary, also serves in the same roles for our Adviser and Administrator. We have entered into an advisory agreement with our Adviser, as amended from time to time (the “Advisory Agreement”), and an administration agreement with our Administrator (the “Administration Agreement”). The services and fees under the Advisory Agreement and Administration Agreement are described below. As of September 30, 2025 and December 31, 2024, $2.5 million and $2.5 million, respectively, was collectively due to our Adviser and Administrator, pursuant to the Advisory Agreement and Administration Agreement. Our entrance into the Advisory Agreement and each amendment thereto has been approved unanimously by our Board of Directors (“Board of Directors”). Our Board of Directors reviews and considers renewing the agreements with our Adviser and Administrator annually, typically during the month of July. During its July 2025 meeting, our Board of Directors reviewed and renewed the Advisory Agreement and the Administration Agreement for an additional year, through August 31, 2026.

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

For the three and nine months ended September 30, 2025, we recorded a base management fee of $1.7 million and $4.9 million, respectively. For the three and nine months ended September 30, 2024, we recorded a base management fee of $1.5 million and $4.6 million, respectively.

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

On January 10, 2023, the Company amended and restated the Advisory Agreement by entering into the Seventh Amended and Restated Investment Advisory Agreement between the Company and the Adviser (the “Seventh Amended Advisory Agreement”), as approved unanimously by our Board of Directors, including specifically our independent directors. The Seventh Amended Advisory Agreement contractually eliminated the payment of the incentive fee for the quarters ended March 31, 2023 and June 30, 2023. The calculation of all other fees was unchanged.

On July 11, 2023, the Company amended and restated the Advisory Agreement by entering into the Eighth Amended and Restated Investment Advisory Agreement between the Company and the Adviser (the “Eighth Amended Advisory Agreement”), as approved unanimously by our Board of Directors, including specifically our independent directors. The Eighth Amended Advisory Agreement contractually eliminated the payment of the incentive fee for the quarters ended September 30, 2023 and December 31, 2023. In addition, the Eighth Amended Advisory Agreement also clarified that for any future quarter whereby an incentive fee would exceed by greater than 15% the average quarterly incentive fee paid, the measurement would be versus the last four quarters where an incentive fee was actually paid. The calculation of all other fees was unchanged.

For the three and nine months ended September 30, 2025, we recorded an incentive fee of $0.7 million and $2.1 million, respectively, partially offset by credits related to non-contractual, unconditional, and irrevocable waivers issued by the Adviser of $0.7 million and $1.4 million, respectively. For the three and nine months ended September 30, 2024, we recorded an incentive fee of $1.1 million and $3.6 million, respectively, partially offset by credits related to non-contractual, unconditional, and irrevocable waivers issued by the Adviser of $0.4 million and $1.4 million, respectively.

Capital Gain Fee

Under the Advisory Agreement, we will pay to the Adviser a capital gain-based incentive fee that will be calculated and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement). In determining the capital gain fee, we will calculate aggregate realized capital gains and aggregate realized capital losses for the applicable time period. For this purpose, aggregate realized capital gains and losses, if any, equals the realized gain or loss calculated by the difference between the sales price of the property, less any costs to sell the property and the current gross value of the property (equal to the property’s original acquisition price plus any subsequent non-reimbursed capital improvements) of the disposed property. At the end of the fiscal year, if this number is positive, then the capital gain fee payable for such time period shall equal 15.0% of such amount. No capital gain fee was recognized during the three and nine months ended September 30, 2025 or 2024.

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

Administration Agreement

Under the terms of the Administration Agreement, we pay separately for our allocable portion of the Administrator’s overhead expenses in performing its obligations to us including, but not limited to, rent and our allocable portion of the salaries and benefits expenses of our Administrator’s employees, including, but not limited to, our chief financial officer, treasurer, chief compliance officer, chief administrative officer, co-general counsels and co-secretaries (Mr. LiCalsi also serves as our Administrator’s president, co-general counsel and co-secretary), and their respective staffs. Our allocable portion of the Administrator’s expenses are generally derived by multiplying our Administrator’s total expenses by the approximate percentage of time the Administrator’s employees perform services for us in relation to their time spent performing services for all companies serviced by our Administrator under contractual agreements. We believe that the methodology of allocating the Administrator’s total expenses by approximate percentage of time services were performed among all companies serviced by our Administrator more closely approximates fees paid for actual services performed. For the three and nine months ended

September 30, 2025, we recorded an administration fee of $0.7 million and $1.9 million, respectively. For the three and nine months ended September 30, 2024, we recorded an administration fee of $0.7 million and $2.0 million, respectively.

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

Mortgage Financing Arrangement Agreement

We entered into an agreement with Gladstone Securities, effective June 18, 2013, for it to act as our non-exclusive agent to assist us with arranging mortgage financing for our owned properties. In connection with this engagement, Gladstone Securities will, from time to time, continue to solicit the interest of various commercial real estate lenders or recommend to us third-party lenders offering credit products or packages that are responsive to our needs. We pay Gladstone Securities a financing fee in connection with the services it provides to us for securing mortgage financing on any of our properties. The amount of these financing fees, which are payable upon closing of the financing, are based on a percentage of the amount of the mortgage, generally ranging from 0.15% to a maximum of 1.00% of the mortgage obtained. The amount of the financing fees may be reduced or eliminated, as determined by us and Gladstone Securities, after taking into consideration various factors, including, but not limited to, the involvement of any third-party brokers and market conditions. We did not pay financing fees to Gladstone Securities during the three and nine months ended September 30, 2025. We did not pay financing fees to Gladstone Securities during the three months ended September 30, 2024 but paid financing fees to Gladstone Securities of $9,233 during the nine months ended September 30, 2024, which are included in mortgage notes payable, net, in the condensed consolidated balance sheets, or 0.13% of the mortgage principal secured. Our Board of Directors renewed the agreement for an additional year, through August 31, 2026, at its July 2025 meeting.

Dealer Manager Agreement

On February 20, 2020, we entered into a dealer manager agreement, as amended on February 9, 2023 (together, the “Dealer Manager Agreement”), whereby Gladstone Securities acted as the exclusive dealer manager in connection with our offering (the “Offering”) of up to (i) 20,000,000 shares of 6.00% Series F Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series F Preferred Stock”), on a “reasonable best efforts” basis (the “Primary Offering”), and (ii) 6,000,000 shares of Series F Preferred Stock pursuant to our distribution reinvestment plan (the “DRIP”) to those holders of the Series F Preferred Stock who participated in such DRIP. Prior to the effectiveness of the Company’s Registration Statement on Form S-3 (File No. 333-277877) (the “2024 Registration Statement”), the Series F Preferred Stock was registered with the SEC pursuant to an automatic shelf registration statement on Form S-3 (File No. 333-268549), as amended and supplemented (the “2022 Registration Statement”), under the Securities Act of 1933, as amended, and was offered and sold pursuant to a prospectus supplement, dated February 9, 2023, and a base prospectus dated November 23, 2022 relating to the 2022 Registration Statement. During the years ended December 31, 2020, 2021 and 2022, the Series F Preferred Stock was registered with the SEC pursuant to a registration statement on Form S-3 (File No. 333-236143) (the “2020 Registration Statement”), and offered and sold pursuant to a prospectus supplement, dated February 20, 2020, and a base prospectus dated February 11, 2020.

Under the Dealer Manager Agreement, Gladstone Securities, as dealer manager, provided certain sales, promotional and marketing services to us in connection with the Offering, and we paid Gladstone Securities (i) selling commissions of 6.0% of the gross proceeds from sales of Series F Preferred Stock in the Primary Offering (the “Selling Commissions”), and (ii) a dealer manager fee of 3.0% of the gross proceeds from sales of Series F Preferred Stock in the Primary Offering (the “Dealer Manager Fee”). No Selling Commissions or Dealer Manager Fee are paid with respect to shares sold pursuant to the DRIP. Gladstone Securities had sole discretion to re-allow for payment of a portion of the Dealer Manager Fee to participating broker-dealers in support of the Offering. We did not pay fees to Gladstone Securities during the three months ended September 30, 2025 and paid fees of $0.03 million to Gladstone Securities during the nine months ended September 30, 2025 in connection with the Offering. We paid fees of $0.01 million and $0.07 million to Gladstone Securities during the three and nine months ended September 30, 2024, respectively, in connection with the Offering.

3. Earnings Per Share of Common Stock

The following tables set forth the computation of basic and diluted earnings per share of common stock for the three and nine months ended September 30, 2025 and 2024. The operating partnership units in the Operating Partnership (“OP Units”) held by holders who do not control the Operating Partnership (“Non-controlling OP Unitholders”) (which may be redeemed for shares of common stock) have been excluded from the diluted earnings per share calculations, as these would be anti-dilutive. Net income figures are presented net of non-controlling interests in the income per share calculation.

We computed basic earnings per share for the three and nine months ended September 30, 2025 and 2024 using the weighted average number of shares outstanding during the respective periods. The diluted earnings per share for the three and nine months ended September 30, 2025 and 2024 would reflect additional shares of common stock related to our convertible senior common stock (the “Senior Common Stock”), if the effect of conversion would be dilutive, that would have been outstanding if such dilutive potential shares of common stock had been issued, as well as an adjustment to net income available to common stockholders as applicable to common stockholders that would result from their assumed issuance (dollars in thousands, except per share amounts).

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Calculation of basic and diluted earnings per share of common stock:
Net income available to common stockholders	$982	$8,467	$4,354	$7,153
Denominator for basic and diluted weighted average shares of common stock (1) (2)	46,877,686	42,790,685	45,909,771	41,041,621
Basic and diluted earnings per share of common stock	$0.02	$0.20	$0.09	$0.17

(1)The weighted average number of OP Units held by Non-controlling OP Unitholders was 39,474 for both the three and nine months ended September 30, 2025 and 39,474 and 196,675 for the three and nine months ended September 30, 2024, respectively.
(2)We excluded convertible shares of Senior Common Stock of 328,559 and 339,299 from the calculation of diluted earnings per share for the three and nine months ended September 30, 2025 and 2024, respectively, because these shares were anti-dilutive.

4. Real Estate and Intangible Assets

Real Estate

The following table sets forth the components of our investments in real estate as of September 30, 2025 and December 31, 2024, respectively, excluding real estate held for sale (dollars in thousands):

	September 30, 2025	December 31, 2024
Real estate:
Land (1)	$152,453	$139,743
Building and improvements	1,191,240	1,017,534
Tenant improvements	56,664	54,516
Accumulated depreciation	(350,153)	(319,646)
Real estate, net	$1,050,204	$892,147

(1)This amount includes $2,711 of land value subject to land lease agreements which we may purchase at our option for a nominal fee.

Real estate depreciation expense on building and tenant improvements was $10.8 million and $31.1 million for the three and nine months ended September 30, 2025, respectively. Real estate depreciation expense on building and tenant improvements was $9.8 million and $29.8 million for the three and nine months ended September 30, 2024, respectively.

Acquisitions

We acquired 19 industrial properties during the nine months ended September 30, 2025, and acquired six industrial properties during the nine months ended September 30, 2024. The acquisitions are summarized below (dollars in thousands):

Nine Months Ended		Aggregate Square Footage	Weighted Average Remaining Lease Term at Time of Acquisition	Aggregate Purchase Price	Aggregate Capitalized Acquisition Expenses
September 30, 2025	(1)	1,568,107	15.9 years	$207,905	$1,205
September 30, 2024	(2)	192,227	21.0 years	$22,122	$435

(1)On February 19, 2025, we acquired a five-property, 215,474 square foot portfolio in Houston, Texas for $29.5 million. These properties are fully leased to one tenant and had 10.0 years of remaining lease term at the time we acquired the portfolio. On March 28, 2025, we acquired a 140,304 square foot property in Dallas-Fort Worth, Texas for $44.3 million. The property is fully leased to one tenant and had 11.3 years of remaining lease term at the time we acquired the property. On May 9, 2025, we acquired a 303,991 square foot property in Germantown, Wisconsin for $62.9 million. The property is fully leased to one tenant and had 19.4 years of remaining lease term at the time we acquired the property. On June 25, 2025, we acquired a three-property, 215,102 square foot portfolio in Harrison Township, Michigan for $16.5 million. These properties are fully leased to one tenant and had 10.0 years of remaining lease term at the time we acquired the portfolio. On September 30, 2025, we acquired a nine-property, 693,236 square foot portfolio for $54.8 million. The properties are located in Cartersville, Georgia; Ossian, Indiana; Ligonier, Indiana; Caro, Michigan (four properties); Chesterfield, Michigan; and Cass City, Michigan. These properties are fully leased to one tenant and had 20.0 years of remaining lease term at the time we acquired the portfolio.
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

We determined the fair value of assets acquired and liabilities assumed related to the properties acquired during the nine months ended September 30, 2025 and 2024 as follows (dollars in thousands):

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
Acquired assets and liabilities	Purchase price		Purchase price
Land	$13,107	(1)	$1,694
Building	160,301		15,665
Tenant Improvements	2,293		374
In-place Leases	14,739		1,616
Leasing Costs	14,416		2,265
Customer Relationships	5,636		418
Above Market Leases	905	(2)	90	(4)
Below Market Leases	(3,492)	(3)	—
Total Purchase Price	$207,905		$22,122

(1)The Dallas-Fort Worth, Texas property that we acquired is subject to a ground lease, therefore there is no land asset included on the condensed consolidated balance sheets.
(2)This amount includes $838 of loans receivable included in Other assets on the condensed consolidated balance sheets related to sale-leaseback acquisitions.
(3)This amount includes $1,627 of prepaid rent included in Other liabilities on the condensed consolidated balance sheets related to sale-leaseback acquisitions.
(4)This amount includes $90 of loans receivable included in Other assets on the condensed consolidated balance sheets related to sale-leaseback acquisitions.

Future Lease Payments

Future operating lease payments from tenants under non-cancelable leases, excluding tenant reimbursement of expenses, for the three months ending December 31, 2025 and each of the five succeeding fiscal years and thereafter is as follows (dollars in thousands):

Year	Tenant Lease Payments
Three Months Ending December 31, 2025	$34,130
2026	135,367
2027	121,280
2028	108,355
2029	100,747
2030	89,233
Thereafter	556,776

In accordance with the lease terms, substantially all operating expenses are required to be paid by the tenant directly, or reimbursed to us from the tenant; however, we would be required to pay operating expenses on the respective properties in the event the tenants fail to pay them.

Lease Revenue Reconciliation

The table below sets forth the allocation of lease revenue between fixed contractual payments and variable lease payments for the three and nine months ended September 30, 2025 and 2024, respectively (dollars in thousands):

	For the three months ended September 30,
Lease revenue reconciliation	2025	2024	$ Change	% Change
Fixed lease payments	$35,464	$34,663	$801	2.3%
Variable lease payments	5,377	4,572	805	17.6%
	$40,841	$39,235	$1,606	4.1%

	For the nine months ended September 30,
Lease revenue reconciliation	2025	2024	$ Change	% Change
Fixed lease payments	$102,240	$99,536	$2,704	2.7%
Variable lease payments	15,635	12,477	3,158	25.3%
	$117,875	$112,013	$5,862	5.2%

Sales-Type Leases

During the nine months ended September 30, 2025, we had one lease classified as a sales-type lease. We recorded a sales-type lease receivable of $18.5 million in the condensed consolidated balance sheets, net of $0.02 million in allowance for credit loss. For the three and nine months ended September 30, 2025, the interest income earned from sales-type leases of $0.0 million and $0.5 million, respectively, was included in other income in the condensed consolidated statements of operations. There was no sales-type lease activity in the three and nine months ended September 30, 2024. In developing the expected credit loss, we reviewed the tenant’s credit rating, which is AA- stable, performed a collectability analysis, and confirmed they were current on payments as of September 30, 2025.

On April 1, 2025, the tenant exercised their purchase option provided in their lease agreement with us. The sale transaction was completed on April 30, 2025, resulting in the realization of the sales-type lease receivable from the condensed consolidated balance sheets. Refer to see Note 5, “Real Estate Dispositions, Held for Sale and Impairment Charges” for additional detail.

Intangible Assets

The following table summarizes the carrying value of intangible assets, liabilities and the accumulated amortization for each intangible asset and liability class as of September 30, 2025 and December 31, 2024, respectively, excluding real estate held for sale (dollars in thousands):

	September 30, 2025		December 31, 2024
	Lease Intangibles	Accumulated Amortization	Lease Intangibles	Accumulated Amortization
In-place leases	$110,755	$(68,791)	$96,392	$(64,830)
Leasing costs	105,412	(53,671)	89,093	(48,963)
Customer relationships	65,725	(39,092)	60,377	(36,962)
	$281,892	$(161,554)	$245,862	$(150,755)

	Deferred Rent Receivable/(Liability)	Accumulated (Amortization)/Accretion	Deferred Rent Receivable/(Liability)	Accumulated (Amortization)/Accretion
Above market leases	$11,843	$(10,012)	$13,718	$(11,582)
Below market leases and deferred revenue	(58,731)	39,602	(56,616)	34,620

Total amortization expense related to in-place leases, leasing costs and customer relationship lease intangible assets was $4.5 million and $11.7 million for the three and nine months ended September 30, 2025, respectively, and $3.6 million and $12.9 million for the three and nine months ended September 30, 2024, respectively, and is included in depreciation and amortization expense in the condensed consolidated statements of operations and comprehensive income.

Total amortization related to above-market lease values was $0.1 million and $0.4 million for the three and nine months ended September 30, 2025, respectively, and $0.1 million and $0.4 million for the three and nine months ended September 30, 2024, respectively, and is included in lease revenue in the condensed consolidated statements of operations and comprehensive income. Total amortization related to below-market lease values was $1.7 million and $5.0 million for the three and nine months ended September 30, 2025, respectively, and $1.7 million and $5.5 million for the three and nine months ended September 30, 2024, respectively, and is included in lease revenue in the condensed consolidated statements of operations and comprehensive income.

We acquired 19 industrial properties during the nine months ended September 30, 2025, and acquired six industrial properties during the nine months ended September 30, 2024. The weighted average amortization periods in years for the intangible assets acquired and liabilities assumed during the nine months ended September 30, 2025 and 2024, were as follows:

Intangible Assets & Liabilities	September 30, 2025	September 30, 2024
In-place leases	18.2	21.3
Leasing costs	18.2	21.3
Customer relationships	22.9	25.1
Above market leases	19.7	25.1
Below market leases	18.4	0.0
All intangible assets & liabilities	19.4	22.2

5. Real Estate Dispositions, Held for Sale and Impairment Charges

Real Estate Dispositions

We sold two properties and completed the sale transaction related to one property during the nine months ended September 30, 2025 and sold six properties during the nine months ended September 30, 2024.

During the nine months ended September 30, 2025, we continued to execute our capital recycling program, whereby we sell properties outside of our core markets and redeploy proceeds to either fund property acquisitions in our target secondary growth markets, or repay outstanding debt. We expect to continue to execute our capital recycling plan and sell non-core properties as reasonable disposition opportunities become available. During the nine months ended September 30, 2025, we sold two non-

core properties, located in Hickory, North Carolina and Oklahoma City, Oklahoma, which is summarized in the table below (dollars in thousands):

Aggregate Square Footage Sold	Aggregate Sales Price	Aggregate Sales Costs	Aggregate Impairment Charge for the Nine Months Ended September 30, 2025	Aggregate Gain on Sale of Real Estate, net
116,000	$8,025	$487	$9	$367

On April 30, 2025, we completed the transaction to sell our 676,031 square foot property in Tifton, Georgia for $18.5 million, incurring $0.3 million in closing costs, which are included in other expense in the condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2025. During the year ended December 31, 2024, we recorded a sales-type lease receivable on this property and derecognized the carrying value of this property, recognizing a $3.9 million selling profit from sales-type lease, net, that was included in the gain on sale of real estate, net, in the consolidated statement of operations.

Our dispositions during the nine months ended September 30, 2025 were not classified as discontinued operations because they did not represent a strategic shift in operations, nor will they have a major effect on our operations and financial results. Accordingly, the operating results of these properties are included within continuing operations for all periods reported.

The table below summarizes the components of operating income from the real estate and related assets disposed of during the three and nine months ended September 30, 2025 and 2024 (dollars in thousands):

	For the three months ended September 30,			For the nine months ended September 30,
	2025		2024	2025		2024
Operating revenue	$—		$279	$291		$995
Operating expense	(2)		130	184	(2)	1,190
Other income (expense), net	(10)	(1)	—	367	(3)	—
Income (expense) from real estate and related assets sold	$(8)		$149	$474		$(195)

(1)Includes a $0.01 million loss on sale of real estate, net, from one property sale.
(2)Includes a $0.01 million impairment charge on one property.
(3)Includes a $0.4 million gain on sale of real estate, net, from two property sales.

Real Estate Held for Sale

At September 30, 2025, we did not have any properties classified as held for sale. At December 31, 2024, we had two properties classified as held for sale, located in Tifton, Georgia and Hickory, North Carolina, and which have been sold as described above.

The table below summarizes the components of the assets and liabilities held for sale at December 31, 2024, reflected on the accompanying condensed consolidated balance sheets (dollars in thousands):

December 31, 2024
Assets Held for Sale
Total real estate held for sale	$4,337
Lease intangibles, net	26
Total Assets Held for Sale	$4,363

Impairment Charges

We evaluated our portfolio for triggering events to determine if any of our held and used assets were impaired during the nine months ended September 30, 2025 and did not recognize an impairment charge. We recognized an impairment charge of $0.01 million on one held for sale asset, located in Oklahoma City, Oklahoma, during the nine months ended September 30, 2025. In performing our held for sale assessment, the carrying value of this asset was above the fair value, less costs of sale. As a result, we impaired this property to equal the fair market value less costs of sale. We did not recognize an impairment charge on our held and used assets during the nine months ended September 30, 2024. We recognized impairment charges of $5.0 million on two held for sale assets, located in Richardson, Texas and Fridley, Minnesota, during the nine months ended September 30, 2024. In performing our held for sale assessments, the carrying value of these assets were above the fair value, less costs of sale. As a result, we impaired these properties to equal the fair market value less costs of sale.

6. Mortgage Notes Payable, Credit Facility, Unsecured Term Loan, and Senior Unsecured Notes

Our $155.0 million unsecured revolving credit facility (“Revolver”) , $160.0 million term loan facility (“Term Loan A”), $60.0 million term loan facility (“Term Loan B”), and $150.0 million term loan facility (“Term Loan C”), are collectively referred to herein as the “Credit Facility”.

Our mortgage notes payable, Credit Facility, our Operating Partnership’s $20.0 million unsecured term loan (“Term Loan D”), and our Operating Partnership’s $75.0 million senior unsecured notes (the “2029 Notes”) as of September 30, 2025 and December 31, 2024 are summarized below (dollars in thousands):

	Encumbered properties at		Carrying Value at		Stated Interest Rates at		Scheduled Maturity Dates at
	September 30, 2025		September 30, 2025	December 31, 2024	September 30, 2025		September 30, 2025
Mortgage and other secured loans:
Fixed rate mortgage loans	45		$257,106	$264,243	(1)		(2)
Variable rate mortgage loans	—		—	7,260	N/A		N/A
Premiums and discounts, net	—		13	(8)	N/A		N/A
Deferred financing costs, mortgage loans, net	—		(1,591)	(1,916)	N/A		N/A
Total mortgage notes payable, net	45		$255,528	$269,579	(4)
Variable rate revolving credit facility	—	(6)	$145,370	$1,900	SOFR + 1.35%	(3)	8/18/2026
Total revolver	—		$145,370	$1,900
Variable rate term loan facility A	—	(6)	$160,000	$160,000	SOFR + 1.30%	(3)	8/18/2027
Variable rate term loan facility B	—	(6)	40,000	40,000	SOFR + 1.30%	(3)	2/11/2026
Variable rate term loan facility C	—	(6)	150,000	150,000	SOFR + 1.30%	(3)	2/18/2028
Deferred financing costs, term loan facility	—		(1,534)	(2,052)	N/A		N/A
Total term loan, net	N/A		$348,466	$347,948
Variable rate term loan D	—	(6)	$20,000	$—	SOFR + 1.55%	(3)	5/30/2027
Deferred financing costs, term loan D	—		(140)	—	N/A		N/A
Total unsecured term loan, net	N/A		$19,860	$—
Senior unsecured notes	—		$75,000	$75,000	6.47%		12/18/2029
Deferred financing costs, senior unsecured notes	—		(939)	(1,042)	N/A		N/A
Total senior unsecured notes, net	N/A		$74,061	$73,958
Total mortgage notes payable, credit facility, unsecured term loan, and senior unsecured notes	45		$843,285	$693,385	(5)

(1)As of September 30, 2025, interest rates on our fixed rate mortgage notes payable varied from 2.80% to 6.63%.
(2)As of September 30, 2025, we had 39 mortgage notes payable with maturity dates ranging from November 1, 2025 through August 1, 2037.
(3)As of September 30, 2025, the Secured Overnight Financing Rate (“SOFR”) was approximately 4.24%.
(4)The weighted average interest rate on the mortgage notes outstanding as of September 30, 2025 was approximately 4.22%.
(5)The weighted average interest rate on all debt outstanding as of September 30, 2025 was approximately 5.24%.

(6)The amount we may draw under our Credit Facility is based on a percentage of the fair value of a combined pool of 105 unencumbered properties as of September 30, 2025.
N/A - Not Applicable

Mortgage Notes Payable

As of September 30, 2025, we had 39 mortgage notes payable, collateralized by a total of 45 properties with a net book value of $430.6 million. We have limited recourse liabilities that could result from any one or more of the following circumstances: a borrower voluntarily filing for bankruptcy, improper conveyance of a property, fraud or material misrepresentation, misapplication or misappropriation of rents, security deposits, insurance proceeds or condemnation proceeds, or physical waste or damage to the property resulting from a borrower’s gross negligence or willful misconduct. As of September 30, 2025, we did not have any mortgages subject to recourse. From time to time, we also indemnify lenders against claims resulting from the presence of hazardous substances or activity involving hazardous substances in violation of environmental laws on a property.

During the nine months ended September 30, 2025, we repaid one mortgage, collateralized by one property, which is summarized in the table below (dollars in thousands):

Aggregate Variable Rate Debt Repaid	Weighted Average Interest Rate on Variable Rate Debt Repaid
$7,181	SOFR +	2.25%

We made payments of $0.6 million and $0.8 million for deferred financing costs during the three and nine months ended September 30, 2025, respectively. We did not make any payments for deferred financing costs during the three months ended September 30, 2024 but we made payments of $0.04 million for deferred financing costs during the nine months ended September 30, 2024.

Scheduled principal payments of mortgage notes payable for the three months ending December 31, 2025, and each of the five succeeding fiscal years and thereafter, are as follows (dollars in thousands):

Year	Scheduled Principal Payments
Three Months Ending December 31, 2025	$5,523
2026	35,368
2027	95,396
2028	37,434
2029	34,869
2030	33,528
Thereafter	14,988
Total	$257,106	(1)

(1)This figure does not include $12,992 of premiums and (discounts), net, and $1.6 million of deferred financing costs, which are reflected in mortgage notes payable, net on the condensed consolidated balance sheets.

We believe we will be able to address all mortgage notes payable maturing over the next 12 months through a combination of refinancing our existing indebtedness, cash from operations, proceeds from one or more equity offerings and availability on our Credit Facility.

Interest Rate Cap and Interest Rate Swap Agreements

We have entered into interest rate cap agreements that cap the interest rate on certain of our variable-rate debt and we have assumed or entered into interest rate swap agreements in which we hedged our exposure to variable interest rates by agreeing to pay fixed interest rates to our respective counterparty. We have adopted the fair value measurement provisions for our financial instruments recorded at fair value. The fair value guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Generally, we will estimate the fair value of our interest rate caps and interest rate swaps, in the absence of observable market data, using estimates of value including estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. At September 30, 2025 and December 31, 2024, our interest rate cap agreements and interest rate swaps were valued using Level 2 inputs.

The fair value of the interest rate cap agreements is recorded in other assets on our accompanying condensed consolidated balance sheets. We record changes in the fair value of the interest rate cap agreements quarterly based on the current market valuations at quarter end. If the interest rate cap qualifies for hedge accounting, then the change in the estimated fair value is recorded to accumulated other comprehensive income to the extent that it is effective, with any ineffective portion recorded to interest expense in our condensed consolidated statements of operations and comprehensive income. If the interest rate cap does not qualify for hedge accounting, or if it is determined the hedge is ineffective, then any change in the fair value is recognized in interest expense in our consolidated statements of operations and comprehensive income. During the next 12 months, we estimate that an additional $0.3 million will be reclassified out of accumulated other comprehensive income into interest expense in our condensed consolidated statements of operations and comprehensive income, as a reduction to interest expense. The following table summarizes the interest rate caps at September 30, 2025 and December 31, 2024 (dollars in thousands):

		September 30, 2025		December 31, 2024
Aggregate Cost		Aggregate Notional Amount	Aggregate Fair Value	Aggregate Notional Amount	Aggregate Fair Value
$—	(1)	$—	$—	$60,000	$—

(1)We entered into an interest rate cap agreement on variable rate debt with a SOFR cap of 5.50%. This cap matured in March 2025.

We have assumed or entered into interest rate swap agreements in connection with certain of our mortgage financings and Credit Facility, whereby we will pay our counterparty a fixed interest rate on a monthly basis and receive payments from our counterparty equivalent to the stipulated floating rate. The fair value of our interest rate swap agreements is recorded in other assets or other liabilities on our accompanying condensed consolidated balance sheets. We have designated our interest rate swaps as cash flow hedges, and we record changes in the fair value of the interest rate swap agreement to accumulated other comprehensive income on the condensed consolidated balance sheets. We have designated our interest rate swaps as cash flow hedges, and we record changes in the fair value of the respective interest rate swap agreement to accumulated other comprehensive income on the consolidated balance sheets. We record changes in fair value on a quarterly basis, using current market valuations at quarter end. The following table summarizes our interest rate swaps at September 30, 2025 and December 31, 2024 (dollars in thousands):

September 30, 2025			December 31, 2024
Aggregate Notional Amount	Aggregate Fair Value Asset	Aggregate Fair Value Liability	Aggregate Notional Amount	Aggregate Fair Value Asset	Aggregate Fair Value Liability
$359,463	$3,271	$(1,289)	$360,484	$8,965	$(19)

The following table presents the impact of our derivative instruments in the condensed consolidated financial statements (dollars in thousands):

	Amount of loss, net, recognized in Comprehensive Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Derivatives in cash flow hedging relationships
Interest rate caps	$—	$(62)	$—	$(690)
Interest rate swaps	(604)	(10,394)	(6,964)	(3,878)
Total	$(604)	$(10,456)	$(6,964)	$(4,568)

The following table presents the reclassifications of our derivative instruments out of accumulated other comprehensive income into interest expense in the condensed consolidated financial statements (dollars in thousands):

	Amount reclassified out of Accumulated Other Comprehensive Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest rate caps	$—	$62	$15	$175
Total	$—	$62	$15	$175

The following table sets forth certain information regarding our derivative instruments (dollars in thousands):

		Asset (Liability) Derivatives Fair Value at
Derivatives Designated as Hedging Instruments	Balance Sheet Location	September 30, 2025	December 31, 2024
Interest rate caps	Other assets	$—	$—
Interest rate swaps	Other assets	3,271	8,965
Interest rate swaps	Other liabilities	(1,289)	(19)
Total derivative liabilities, net		$1,982	$8,946

The fair value of all mortgage notes payable outstanding as of September 30, 2025 was $244.8 million, as compared to the carrying value stated above of $255.5 million. The fair value is calculated based on a discounted cash flow analysis, using management’s estimate of market interest rates on long-term debt with comparable terms and loan to value ratios. The fair value was calculated using Level 3 inputs of the hierarchy established by ASC 820, “Fair Value Measurements and Disclosures.”

Credit Facility

On August 18, 2022, we amended, extended and upsized our Credit Facility, increasing our Revolver from $100.0 million to $120.0 million (and its term to August 2026), adding the new $140.0 million Term Loan C, decreasing the principal balance of Term Loan B to $60.0 million and extending the maturity date of Term Loan A to August 2027. Term Loan C has a maturity date of February 18, 2028 and a SOFR spread ranging from 125 to 195 basis points, depending on our leverage. On September 27, 2022, we further increased the Revolver to $125.0 million and Term Loan C to $150.0 million, as permitted under the terms of the Credit Facility. We entered into multiple interest rate swap agreements on Term Loan C, which swap the interest rate to fixed rates from 3.15% to 3.75%. We incurred fees of approximately $4.2 million in connection with amending, extending, and upsizing our Credit Facility. The net proceeds of the transaction were used to repay the then-outstanding borrowings on the Revolver, pay off mortgage debt, and fund acquisitions. The Credit Facility’s current bank syndicate is comprised of KeyBank, Fifth Third Bank, The Huntington National Bank, Bank of America, Synovus Bank, United Bank, First Financial Bank, and S&T Bank.

On September 18, 2025, we amended our Credit Facility again, increasing our Revolver from $125.0 million to $155.0 million. We incurred fees of approximately $0.5 million in connection with the increase to our Credit Facility. The increased credit availability was used, in part, to fund the September 30, 2025 nine-property portfolio acquisition.

As of September 30, 2025, there was $495.4 million outstanding under our Credit Facility, at a weighted average interest rate of approximately 5.55%, and $2.1 million outstanding letters of credit, at a weighted average interest rate of 1.35%. As of September 30, 2025, the maximum additional amount we could draw under the Credit Facility was $6.2 million. We were in compliance with all covenants under the Credit Facility as of September 30, 2025.

Unsecured Term Loan D

On May 30, 2025, the Operating Partnership entered into a Term Loan Agreement with KeyBank in connection with the $20.0 million Term Loan D. Term Loan D is unsecured and has a maturity date of May 30, 2027 and a SOFR spread ranging from 155 to 200 basis points throughout the life of the loan. The proceeds from Term Loan D were used to pay down the Revolver.

The amount outstanding under the Credit Facility and Term Loan D approximates fair value as of September 30, 2025. Subsequent to September 30, 2025, Term Loan D was repaid, as discussed in Note 9 “Subsequent Events”.

Senior Unsecured Notes

On December 18, 2024, we and the Operating Partnership entered into a Note Purchase Agreement with the institutional investors named therein, in connection with a private placement of $75.0 million of the 2029 Notes. The proceeds were used to pay down Term Loan B by $20.0 million and the Revolver by $55.0 million.

The fair value of the 2029 Notes outstanding as of September 30, 2025 was $74.3 million, as compared to the carrying value stated above of $74.1 million. The fair value is calculated based on a discounted cash flow analysis, using management’s estimate of market interest rates on long-term debt with comparable terms and loan to value ratios. The fair value was calculated using Level 3 inputs of the hierarchy established by ASC 820, “Fair Value Measurements and Disclosures.”

7. Commitments and Contingencies

Ground Leases

We are obligated as lessee under four ground leases. Future minimum rental payments due under the terms of these leases for the three months ending December 31, 2025 and each of the five succeeding fiscal years and thereafter are as follows (dollars in thousands):

Year	Future Lease Payments Due Under Operating Leases
Three Months Ending December 31, 2025	$114
2026	460
2027	467
2028	470
2029	470
2030	385
Thereafter	2,975
Total anticipated lease payments	$5,341
Less: amount representing interest	(1,462)
Present value of lease payments	$3,879

Year	Future Lease Payments Due Under Finance Leases
Three Months Ending December 31, 2025	$39
2026	172
2027	178
2028	178
2029	178
2030	178
Thereafter	7,098
Total anticipated lease payments	$8,021
Less: amount representing interest	(5,066)
Present value of lease payments	$2,955

Rental expense incurred for properties with ground lease obligations during the three and nine months ended September 30, 2025 was $0.1 million and $0.4 million, respectively. Rental expense incurred for properties with ground lease obligations during the three and nine months ended September 30, 2024 was $0.1 million and $0.2 million, respectively. Three of our ground leases are treated as operating leases and rental expenses are reflected in property operating expenses on the condensed consolidated statements of operations and comprehensive income. One of our ground leases is treated as a finance lease and rental expense is reflected in interest expenses on the condensed consolidated statements of operations and comprehensive income. Our ground leases have a weighted average remaining lease term of 22.7 years and a weighted average discount rate of 5.80%.

Letters of Credit

As of September 30, 2025, there were $2.1 million outstanding letters of credit related to mortgage requirements at our Maitland, Florida properties.

8. Equity and Mezzanine Equity

Stockholders’ Equity

The following table summarizes the changes in our equity for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Senior Common Stock
Balance, beginning of period	$1	$1	$1	$1
Issuance of senior common stock, net	—	—	—	—
Balance, end of period	$1	$1	$1	$1
Common Stock
Balance, beginning of period	$46	$41	$44	$40
Issuance of common stock, net	2	2	4	3
Balance, end of period	$48	$43	$48	$43
Series F Preferred Stock
Balance, beginning of period	$1	$1	$1	$1
Issuance of Series F preferred stock, net	—	—	—	—
Redemption of Series F preferred stock, net	—	—	—	—
Balance, end of period	$1	$1	$1	$1
Additional Paid in Capital
Balance, beginning of period	$820,634	$742,114	$784,389	$730,256
Issuance of common stock and Series F preferred stock, net	19,677	37,066	53,560	47,911
Redemption of OP Units	—	—	—	3,865
Redemption of Series F preferred stock, net	1,663	1,008	4,045	1,318
Adjustment to OP Units held by Non-controlling OP Unitholders resulting from changes in ownership of the Operating Partnership	(14)	17	(34)	(3,145)
Balance, end of period	$841,960	$780,205	$841,960	$780,205
Accumulated Other Comprehensive Income
Balance, beginning of period	$4,303	$13,759	$10,648	$7,758
Comprehensive loss	(604)	(10,456)	(6,964)	(4,568)
Reclassification into interest expense	—	62	15	175
Balance, end of period	$3,699	$3,365	$3,699	$3,365
Distributions in Excess of Accumulated Earnings
Balance, beginning of period	$(647,794)	$(610,209)	$(623,912)	$(584,776)
Distributions declared to common, senior common, and preferred stockholders	(17,231)	(16,168)	(50,882)	(46,726)
Redemption of Series F preferred stock, net	6	2	7	(4)
Net income available to the Company	4,136	11,677	13,904	16,808
Balance, end of period	$(660,883)	$(614,698)	$(660,883)	$(614,698)
Total Stockholders' Equity
Balance, beginning of period	$177,191	$145,707	$171,171	$153,280
Issuance of common stock and Series F preferred stock, net	19,679	37,068	53,564	47,914
Redemption of OP Units	—	—	—	3,865
Redemption of Series F preferred stock, net	1,669	1,010	4,052	1,314
Distributions declared to common, senior common, and preferred stockholders	(17,231)	(16,168)	(50,882)	(46,726)

Comprehensive loss	(604)	(10,456)	(6,964)	(4,568)
Reclassification into interest expense	—	62	15	175
Adjustment to OP Units held by Non-controlling OP Unitholders resulting from changes in ownership of the Operating Partnership	(14)	17	(34)	(3,145)
Net income available to the Company	4,136	11,677	13,904	16,808
Balance, end of period	$184,826	$168,917	$184,826	$168,917
Non-Controlling Interest
Balance, beginning of period	$130	$114	$130	$986
Distributions declared to Non-controlling OP Unit holders	(13)	(12)	(36)	(172)
Redemptions of OP Units	—	—	—	(3,865)
Adjustment to OP Units held by Non-controlling OP Unitholders resulting from changes in ownership of the Operating Partnership	14	(17)	34	3,145
Net income available to OP Units held by Non-controlling OP Unitholders	1	44	4	35
Balance, end of period	$132	$129	$132	$129
Total Equity	$184,958	$169,046	$184,958	$169,046

Distributions

We paid the following distributions per share for the three and nine months ended September 30, 2025 and 2024:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Common Stock and Non-controlling OP Units	$0.30	$0.30	$0.90	$0.90
Senior Common Stock	0.2625	0.2625	0.7875	0.7875
Series E Preferred Stock	0.414063	0.414063	1.242189	1.242189
Series F Preferred Stock	0.375	0.375	1.125	1.125
Series G Preferred Stock	0.375	0.375	1.125	1.125

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

On March 3, 2023, we entered into an At-the-Market Equity Offering Sales Agreement (the “2023 Common Stock Sales Agreement”), with BofA Securities, Inc. (“BofA”), Goldman Sachs, Baird, KeyBanc Capital Markets Inc. (“KeyBanc”), and Fifth Third (collectively, the “Common Stock Sales Agents”). In connection with the 2023 Common Stock Sales Agreement, we filed prospectus supplements with the SEC dated March 3, 2023 and March 7, 2023, to the prospectus dated November 23, 2022, for the offer and sale of an aggregate offering amount of up to $250.0 million of common stock. During the nine months ended September 30, 2025, we did not sell any shares of common stock under the 2023 Common Stock Sales Agreement.

On March 26, 2024, we entered into Amendment No. 1 to the 2023 Common Stock Sales Agreement (as amended from time to time, the “2024 Common Stock Sales Agreement”). The amendment permitted shares of common stock to be issued pursuant to the 2024 Common Stock Sales Agreement under the 2024 Registration Statement, and future registration statements on Form S-3. In connection with the 2024 Common Stock Sales Agreement, we filed a prospectus supplement with the SEC dated March 26, 2024, to the prospectus dated March 21, 2024, for the offer and sale of an aggregate offering amount of $250.0 million of common stock. On August 12, 2025, we entered into Amendment No. 2 (“Amendment No. 2”) to the 2024

Common Stock Sales Agreement which, among other things, (i) removed Baird as a Common Stock Sales Agent and (ii) added Huntington Securities, Inc. (“Huntington”) as a Common Stock Sales Agent. After giving effect to Amendment No. 2, the Common Stock Sales Agents are BofA, Goldman Sachs, KeyBanc, Fifth Third, and Huntington. During the nine months ended September 30, 2025, we sold 4,412,814 shares of common stock, raising approximately $61.0 million in net proceeds under the 2024 Common Stock Sales Agreement, as amended.

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

Series F Preferred Stock

On February 20, 2020, we filed Articles Supplementary with the Maryland Department of Assessments and Taxation (i) setting forth the rights, preferences and terms of the Series F Preferred Stock and (ii) reclassifying and designating 26,000,000 shares of our authorized and unissued shares of common stock as shares of Series F Preferred Stock. The reclassification decreased the number of shares classified as common stock from 86,290,000 shares immediately prior to the reclassification to 60,290,000 shares immediately after the reclassification. We sold 15,700 shares of our Series F Preferred Stock, raising $0.4 million in net proceeds, during the nine months ended September 30, 2025.

The primary offering of our Series F Preferred Stock terminated according to its terms on June 1, 2025. We expensed $0.3 million in prepaid offering costs due to the termination, which was included in general and administrative expenses in the condensed consolidated statements of operations.

Non-controlling Interest in Operating Partnership

As of September 30, 2025 and December 31, 2024, we owned approximately 99.9% and 99.9%, respectively, of the outstanding OP Units.

The Operating Partnership is required to make distributions on each OP Unit in the same amount as those paid on each share of our common stock, with the distributions on the OP Units held by us being utilized to make distributions to our common stockholders.

As of September 30, 2025 and December 31, 2024, there were 39,474 and 39,474 outstanding OP Units held by Non-controlling OP Unitholders, respectively.

9. Subsequent Events

Distributions

On October 14, 2025, our Board of Directors declared the following monthly distributions for the months of October, November and December of 2025:

Record Date	Payment Date	Common Stock and Non-controlling OP Unit Distributions per Share	Series E Preferred Distributions per Share	Series G Preferred Distributions per Share
October 24, 2025	October 31, 2025	$0.10	$0.138021	$0.125
November 17, 2025	November 26, 2025	0.10	0.138021	0.125
December 22, 2025	December 31, 2025	0.10	0.138021	0.125
		$0.30	$0.414063	$0.375

Senior Common Stock Distributions
Payable to the Holders of Record During the Month of:	Payment Date	Distribution per Share
October	November 5, 2025	$0.0875
November	December 5, 2025	0.0875
December	January 5, 2026	0.0875
		$0.2625

Series F Preferred Stock Distributions
Record Date	Payment Date	Distribution per Share
October 27, 2025	November 5, 2025	$0.125
November 25, 2025	December 5, 2025	0.125
December 29, 2025	January 5, 2026	0.125
		$0.375

Financing Activity

On October 10, 2025, we amended, extended, and upsized our Credit Facility, increasing our Revolver from $155.0 million to $200.0 million (and its term to October 2029), decreasing the principal balance of Term Loan A from $160.0 million to $125.0 million (and extending its term to October 2029), increasing the principal balance of Term Loan B from $60.0 million to $143.3 million (and its term to February 2030), decreasing the principal balance of Term Loan C from $150.0 million to $131.7 million, and repaying the full principal balance of Term Loan D. The SOFR spread increased by 10 basis points, ranging from 140 to 210 basis points for the Revolver and 135 to 205 basis points for the Term Loans, depending on our leverage. We incurred fees of approximately $4.2 million in connection with amending, extending, and upsizing our Credit Facility. The Credit Facility’s new bank syndicate is comprised of KeyBank, Fifth Third Bank, The Huntington National Bank, Bank of America, Synovus Bank, PNC Bank, National Association (“PNC Bank”), Webster Bank, National Association (“Webster Bank”), and S&T Bank.

On October 30, 2025, we fully repaid one mortgage with an outstanding balance of $3.1 million collateralized by one property. This mortgage had a fixed interest rate of 4.59%.

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

As of November 3, 2025:

•we owned 151 properties totaling 17.7 million square feet of rentable space, located in 27 states;
•our occupancy rate was 99.1%;
•the weighted average remaining term of our mortgage debt was 2.8 years and the weighted average interest rate was 4.22%; and
•the average remaining lease term of the portfolio was 7.4 years.

Business Environment

The business environment stabilized in the third quarter of 2025. The first half of the year was marked by “Liberation Day” tariff announcements and high interest rates as the Federal Reserve kept its benchmark rate constant. In the third quarter of 2025 though, the Federal Reserve cut its benchmark rate by 25 basis points and suggested potential additional cuts before the end of the year. U.S. treasury rates responded by declining moderately with the 10-year yield declining from 4.23% as of September 1, 2025 to briefly below 4.00% in the same month. While businesses and consumers alike seemed to show early confidence in the economy and rate environment post-cut, the more recent government shutdown and new tariff announcements caused many to pause. We expect conditions through year end 2025 to remain largely consistent and will watch the government shutdown, rates, and tariff announcements closely.

According to Cushman & Wakefield plc (“Cushman”), industrial demand showed a second consecutive quarter of positive absorption in the third quarter of 2025. According to Cushman, quarterly net absorption of 45.1 million square feet in the third quarter of 2025 was the strongest quarterly absorption figure in more than a year and marked a 30% increase quarter-over-quarter and a 33% increase year-over-year. National industrial rent growth moderated to 1.7% year-over-year. While this growth is slower than historical rent growth post-COVID, nearly 60% of the U.S. markets tracked by Cushman posted positive year-over-year rent growth during the third quarter of 2025. Finally, according to Cushman, new construction deliveries of 63.6 million square feet marked an eight-year low, signaling dwindling new supply and potential for downward pressure on vacancy rates and higher rent growth in the quarters to come.

We collected 100% of all outstanding base rents for the nine months ended September 30, 2025. This is a testament to the strength of our credit underwriting and asset management teams. We believe that we have a diverse tenant base, and specifically, we do not have significant exposure to tenants in the retail, hospitality, airlines, and oil and gas industries. Additionally, our properties are located across 27 states, which we believe mitigates our exposure to regional economic and weather-related issues, including regulations or laws implemented by state and local governments in any one geographic market or area. In the past, we have received rent modification requests from certain of our tenants, and it is possible we may receive additional requests in the future.

We believe we currently have adequate liquidity in the near term, and believe that our cash on hand combined with the availability under our Credit Facility is sufficient to cover all near-term debt obligations and operating expenses and to continue our industrial property-focused growth strategy. We are in compliance with all of our debt covenants as of September 30, 2025. Based on market observations and conversations we routinely have with lenders, we believe that credit continues to be available for well-capitalized borrowers, as demonstrated by the Operating Partnership’s issuance, on December 18, 2024, of $75.0 million of senior unsecured notes in a private placement and the Operating Partnership’s entry on May 30, 2025 into a new $20.0 million unsecured term loan (“Term Loan D”), which has been repaid, as discussed in Note 9 “Subsequent Events”. We continue to monitor our portfolio and intend to maintain a reasonably conservative liquidity position for the foreseeable future.

Other Business Environment Considerations

The geopolitical landscape remains fraught due to recent world events and tariffs. Many domestic manufacturing businesses seek to limit international supply chain disruptions by bringing their operations back to the United States. Such onshoring decisions and activity take significant consideration and time. As a result, the full impact of tariffs will not be realized for months and perhaps years, but we believe we are well positioned in our industrial portfolio as we monitor the broader market conditions. We expect that industrial demand will be further buoyed by government investment in infrastructure and advanced manufacturing operations, both industries with sticky tenants who need mission critical real estate. These uncertain times create both risks and opportunities for us and our tenants, and we believe we are well-capitalized and positioned to take advantage. The environmental landscape remains unpredictable due to the increase in intensity of weather patterns, including hurricanes. We continue to monitor our properties and have not seen any significant impact to our properties in Florida, Georgia, North Carolina, South Carolina, Tennessee, and Texas from the current hurricane season.

We continue to focus on re-leasing vacant space, renewing upcoming lease expirations, re-financing upcoming loan maturities, and acquiring additional properties with associated long-term leases. Currently, we have four partially vacant buildings and no fully vacant buildings. Our available vacant space at September 30, 2025 represented 0.9% of our total square footage and the annual carrying costs on the vacant space, including real estate taxes and property operating expenses, are approximately $1.7 million. We continue to actively seek new tenants for these properties.

We have no more lease expirations for the remainder of 2025. Property acquisitions since the beginning of 2020 have totaled $606.1 million and all but one acquisition transaction was industrial in nature, with a weighted average lease term of 14.7 years and a weighted average lease term of 11.8 years at the time of this filing.

Our ability to make new investments is highly dependent upon our ability to procure financing. Our principal sources of financing generally include the issuance of equity securities, long-term unsecured notes in the private placement market, long-term mortgage loans secured by properties, borrowings under our $200.0 million senior unsecured revolving credit facility (“Revolver”), with KeyBank National Association (“KeyBank”), which matures in October 2029, our $125.0 million term loan facility (“Term Loan A”), which matures in October 2029, our $143.3 million term loan facility (“Term Loan B”), which matures in February 2030, our $131.7 million term loan facility (“Term Loan C”) which matures in February 2028, and our Operating Partnership’s $75.0 million senior unsecured notes (the “2029 Notes”) which mature in December 2029. We refer to the Revolver, Term Loan A, Term Loan B, and Term Loan C collectively herein as the “Credit Facility”. While lenders’ credit standards have tightened, we continue to look to private credit institutions, national and regional banks, insurance companies and non-bank lenders to finance our real estate activities.

Recent Developments

Sale Activity

During the nine months ended September 30, 2025, we continued to execute our capital recycling program, whereby we sold properties outside of our core markets and redeployed proceeds to either fund property acquisitions in our target secondary growth markets, or repay outstanding debt. We expect to continue to execute our capital recycling plan and sell non-core properties as reasonable disposition opportunities become available. During the nine months ended September 30, 2025, we sold two non-core properties, located in Hickory, North Carolina and Oklahoma City, Oklahoma, which is summarized in the table below (dollars in thousands):

Aggregate Square Footage Sold	Aggregate Sales Price	Aggregate Sales Costs	Aggregate Impairment Charge for the Nine Months Ended September 30, 2025	Aggregate Gain on Sale of Real Estate, net
116,000	$8,025	$487	$9	$367

On April 30, 2025, we completed the transaction to sell our 676,031 square foot property in Tifton, Georgia for $18.5 million, incurring $0.3 million in closing costs, which are included in other income in the condensed consolidated statement of operations for the three and nine months ended September 30, 2025. During the year ended December 31, 2024, we recorded a sales-type lease receivable and derecognized the carrying value of this property, recognizing a $3.9 million selling profit from sales-type lease, net, that was included in the gain on sale of real estate, net, in the consolidated statement of operations.

Acquisition Activity

During the nine months ended September 30, 2025, we acquired 19 industrial properties located in Houston, Texas; Dallas-Fort Worth, Texas; Germantown, Wisconsin; Harrison Township, Michigan; Cartersville, Georgia; Ossian, Indiana; Ligonier, Indiana; Caro, Michigan; Chesterfield, Michigan; and Cass City, Michigan, which are summarized below (dollars in thousands):

Aggregate Square Footage	Weighted Average Remaining Lease Term at Time of Acquisition	Aggregate Purchase Price	Aggregate Capitalized Acquisition Expenses	Aggregate Annualized GAAP Fixed Lease Payments
1,568,107	15.9 years	$207,905	$1,205	$18,351

Leasing Activity

During the nine months ended September 30, 2025, we executed 13 leases, which are summarized below (dollars in thousands):

Aggregate Square Footage	Weighted Average Remaining Lease Term	Aggregate Annualized GAAP Fixed Lease Payments	Aggregate Tenant Improvement	Aggregate Leasing Commissions
857,481	7.3 years	$13,089	$4,832	$1,993

During the nine months ended September 30, 2025, we had one lease termination, which is summarized below (dollars in thousands):

Aggregate Square Footage Reduced	Aggregate Accelerated Rent	Aggregate Accelerated Rent Recognized through September 30, 2025
39,417	$1,523	$—

Financing Activity

During the nine months ended September 30, 2025, we repaid one mortgage, collateralized by one property, which is summarized in the table below (dollars in thousands):

Aggregate Variable Rate Debt Repaid	Weighted Average Interest Rate on Variable Rate Debt Repaid
$7,181	SOFR +	2.25%

On September 18, 2025, we amended our Credit Facility, increasing our Revolver from $125.0 million to $155.0 million. We incurred fees of approximately $0.5 million in connection with the increase to our Credit Facility. The increased credit availability was used, in part, to fund the September 30, 2025 nine-property portfolio acquisition.

On October 10, 2025, we amended, extended, and upsized our Credit Facility, increasing our Revolver from $155.0 million to $200.0 million (and its term to October 2029), decreasing the principal balance of Term Loan A from $160.0 million to $125.0 million (and extending its term to October 2029), increasing the principal balance of Term Loan B from $60.0 million to $143.3 million (and its term to February 2030), decreasing the principal balance of Term Loan C from $150.0 million to $131.7 million, and repaying the full principal balance of Term Loan D. The SOFR spread increased by 10 basis points, ranging from 140 to 210 basis points for the Revolver and 135 to 205 basis points for the Term Loans, depending on our leverage. We incurred fees of approximately $4.2 million in connection with amending, extending, and upsizing our Credit Facility. The Credit Facility’s new bank syndicate is comprised of KeyBank, Fifth Third Bank, The Huntington National Bank, Bank of America, Synovus Bank, PNC Bank, National Association (“PNC Bank”), Webster Bank, National Association (“Webster Bank”), and S&T Bank.

On October 30, 2025, we fully repaid one mortgage with an outstanding balance of $3.1 million collateralized by one property. This mortgage had a fixed interest rate of 4.59%.

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

On March 3, 2023, we entered into an At-the-Market Equity Offering Sales Agreement (the “2023 Common Stock Sales Agreement”), with BofA Securities, Inc. (“BofA”), Goldman Sachs, Baird, KeyBanc Capital Markets Inc. (“KeyBanc”), and Fifth Third (collectively, the “Common Stock Sales Agents”). In connection with the 2023 Common Stock Sales Agreement, we filed prospectus supplements with the SEC dated March 3, 2023 and March 7, 2023, to the prospectus dated November 23, 2022, for the offer and sale of an aggregate offering amount of $250.0 million of common stock. During the nine months ended September 30, 2025, we did not sell any shares of common stock under the 2023 Common Stock Sales Agreement.

On March 26, 2024, we entered into Amendment No. 1 to the 2023 Common Stock Sales Agreement (as amended time to time, the “2024 Common Stock Sales Agreement”). The amendment permitted shares of common stock to be issued pursuant to the 2024 Common Stock Sales Agreement under the Company’s Registration Statement on Form S-3 (File No. 333-277877) (the

“2024 Registration Statement”), and future registration statements on Form S-3. In connection with the 2024 Common Stock Sales Agreement, we filed a prospectus supplement with the SEC dated March 26, 2024, to the prospectus dated March 21, 2024, for the offer and sale of an aggregate offering amount of $250.0 million of common stock. On August 12, 2025, we entered into Amendment No. 2 (“Amendment No. 2”) to the 2024 Common Stock Sales Agreement which, among other things, (i) removed Baird as a Common Stock Sales Agent and (ii) added Huntington Securities, Inc. (“Huntington”) as a Common Stock Sales Agent. After giving effect to Amendment No. 2, the Common Stock Sales Agents are BofA, Goldman Sachs, KeyBanc, Fifth Third, and Huntington. During the nine months ended September 30, 2025, we sold 4,412,814 shares of common stock, raising approximately $61.0 million in net proceeds under the 2024 Common Stock Sales Agreement, as amended.

Universal Shelf Registration Statements

On March 13, 2024, we filed the 2024 Registration Statement, which was declared effective on March 21, 2024. The 2024 Registration Statement allows us to issue up to $1.3 billion of securities and replaced the 2022 Registration Statement.

Series F Preferred Stock Continuous Offering

On February 20, 2020, we filed Articles Supplementary with the Maryland Department of Assessments and Taxation (i) setting forth the rights, preferences and terms of the 6.00% Series F Cumulative Redeemable Preferred Stock, par value $0.001 per share, (the “Series F Preferred Stock”) and (ii) reclassifying and designating 26,000,000 shares of our authorized and unissued shares of common stock as shares of Series F Preferred Stock. The reclassification decreased the number of shares classified as common stock from 86,290,000 shares immediately prior to the reclassification to 60,290,000 shares immediately after the reclassification. We sold 15,700 shares of our Series F Preferred Stock, raising $0.4 million in net proceeds, during the nine months ended September 30, 2025.

The primary offering of our Series F Preferred Stock terminated according to its terms on June 1, 2025. We expensed $0.3 million in prepaid offering costs due to the termination.

Non-controlling Interest in Operating Partnership

Gladstone Commercial Corporation conducts substantially all of its operations through a subsidiary, Gladstone Commercial Limited Partnership, a Delaware limited partnership (the “Operating Partnership”). As of September 30, 2025 and December 31, 2024, we owned approximately 99.9% and 99.9%, respectively, of the outstanding operating partnership units in the Operating Partnership (“OP Units”).

As of September 30, 2025 and December 31, 2024, there were 39,474 and 39,474 outstanding OP Units held by holders who do not control the Operating Partnership (“Non-controlling OP Unitholders”), respectively.

Diversity of Our Portfolio

Gladstone Management Corporation, a Delaware corporation (our “Adviser”), seeks to diversify our portfolio to avoid dependence on any one particular tenant, industry or geographic market. By diversifying our portfolio, our Adviser intends to reduce the adverse effect on our portfolio of a single under-performing investment or a downturn in any particular industry or geographic market. For the nine months ended September 30, 2025, our largest tenant comprised only 5.3% of total lease revenue. The table below reflects the breakdown of our total lease revenue by tenant industry classification for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands):

	For the three months ended September 30,				For the nine months ended September 30,
	2025		2024		2025		2024
Industry Classification	Lease Revenue	Percentage of Lease Revenue	Lease Revenue	Percentage of Lease Revenue	Lease Revenue	Percentage of Lease Revenue	Lease Revenue	Percentage of Lease Revenue
Automotive	$6,080	14.9%	$5,406	13.8%	$17,169	14.3%	$16,121	14.4%
Diversified/Conglomerate Services	5,123	12.5	7,704	19.7	15,432	13.1	17,541	15.9
Buildings and Real Estate	3,874	9.5	3,768	9.6	11,567	9.8	11,111	9.9
Telecommunications	3,471	8.5	3,365	8.6	10,601	9.0	10,074	9.0
Diversified/Conglomerate Manufacturing	3,097	7.6	2,500	6.4	9,016	7.6	7,446	6.6
Beverage. Food & Tobacco	3,877	9.5	1,427	3.6	8,713	7.4	4,360	3.9
Personal, Food & Miscellaneous Services	2,621	6.4	2,381	6.1	7,853	6.7	7,099	6.3
Banking	2,332	5.7	2,373	6.0	6,846	5.8	7,069	6.3
Machinery	1,840	4.5	2,000	5.1	5,491	4.7	5,477	4.9
Healthcare	1,956	4.8	1,822	4.6	5,491	4.7	6,548	5.8
Personal & Non-Durable Consumer Products	1,830	4.5	1,824	4.6	5,487	4.7	5,619	5.0
Chemicals, Plastics & Rubber	1,372	3.4	1,422	3.6	4,071	3.5	4,065	3.6
Containers, Packaging & Glass	1,160	2.8	1,159	3.0	3,473	2.9	3,469	3.1
Childcare	573	1.4	573	1.5	1,720	1.5	1,719	1.5
Information Technology	572	1.4	571	1.5	1,715	1.5	1,717	1.5
Electronics	306	0.7	287	0.7	897	0.8	857	0.8
Printing & Publishing	266	0.7	266	0.7	799	0.7	799	0.7
Oil & Gas	248	0.6	91	0.2	745	0.6	91	0.1
Education	120	0.3	173	0.4	419	0.4	461	0.4
Home & Office Furnishings	123	0.3	123	0.3	370	0.3	370	0.3
Total	$40,841	100.0%	$39,235	100.0%	$117,875	100.0%	$112,013	100.0%

The tables below reflect the breakdown of total lease revenue by state for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands):

State	Lease Revenue for the three months ended September 30, 2025	Percentage of Lease Revenue	Number of Leases for the three months ended September 30, 2025	Lease Revenue for the three months ended September 30, 2024	Percentage of Lease Revenue	Number of Leases for the three months ended September 30, 2024
Texas	$6,748	16.5%	17	$4,714	12.0%	15
Pennsylvania	5,369	13.1	11	7,084	18.1	11
Florida	4,475	11.0	9	4,268	10.9	9
Ohio	3,093	7.6	16	3,089	7.9	15
Georgia	2,428	5.9	12	2,976	7.6	9
Alabama	2,168	5.3	6	2,170	5.5	6
Michigan	2,136	5.2	10	1,745	4.4	6
North Carolina	2,052	5.0	9	2,372	6.0	10
Colorado	1,877	4.6	4	1,872	4.8	4
Wisconsin	1,846	4.5	3	464	1.2	2
All Other States	8,649	21.3	47	8,481	21.6	46
Total	$40,841	100.0%	144	$39,235	100.0%	133

State	Lease Revenue for the nine months ended September 30, 2025	Percentage of Lease Revenue	Number of Leases for the nine months ended September 30, 2025	Lease Revenue for the nine months ended September 30, 2024	Percentage of Lease Revenue	Number of Leases for the nine months ended September 30, 2024
Texas	$18,700	15.9%	17	$13,854	12.4%	15
Pennsylvania	15,925	13.5	11	14,901	13.3	11
Florida	13,342	11.3	9	12,820	11.4	9
Ohio	9,102	7.7	16	9,340	8.3	15
Georgia	6,892	5.8	12	9,295	8.3	9
North Carolina	6,560	5.6	9	7,057	6.3	10
Alabama	6,513	5.5	6	6,511	5.8	6
Michigan	5,645	4.8	10	5,084	4.5	6
Colorado	5,620	4.8	4	5,611	5.0	4
Indiana	3,750	3.2	12	3,519	3.1	10
All Other States	25,826	21.9	38	24,021	21.6	38
Total	$117,875	100.0%	144	$112,013	100.0%	133

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

Under the terms of the Advisory Agreement, we are responsible for all expenses incurred for our direct benefit. Examples of these expenses include legal, accounting, interest, directors’ and officers’ insurance, stock transfer services, stockholder-related fees, consulting and related fees. In addition, we are also responsible for all fees charged by third parties that are directly related to our business, which include real estate brokerage fees, mortgage placement fees, lease-up fees and transaction structuring fees (although we may be able to pass all or some of such fees on to our tenants and borrowers). Our entrance into the Advisory Agreement and each amendment thereto has been approved unanimously by our board of directors (“Board of Directors”). Our Board of Directors reviews and considers renewing the agreement with our Adviser annually, typically during the month of July. During its July 2025 meeting, our Board of Directors reviewed and renewed the Advisory Agreement and the Administration Agreement for an additional year, through August 31, 2026.

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

Capital Gain Fee

Under the Advisory Agreement, we will pay to the Adviser a capital gain-based incentive fee that will be calculated and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement). In determining the capital gain fee, we will calculate aggregate realized capital gains and aggregate realized capital losses for the applicable time period. For this purpose, aggregate realized capital gains and losses, if any, equals the realized gain or loss calculated by the difference between the sales price of the property, less any costs to sell the property and the current gross value of the property (equal to the property’s original acquisition price plus any subsequent non-reimbursed capital improvements) of the disposed property. At the end of the fiscal year, if this number is positive, then the capital gain fee payable for such time period shall equal 15.0% of such amount. No capital gain fee was recognized during the three and nine months ended September 30, 2025 or 2024.

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

Significant Accounting Policies and Estimates

The preparation of our financial statements in accordance with GAAP requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024, filed by us with the U.S. Securities and Exchange Commission (the “SEC”) on February 18, 2025 (our “2024 Form 10-K”). There were no material changes to our critical accounting policies or estimates during the nine months ended September 30, 2025.

Results of Operations

The weighted average yield on our total portfolio, which was 8.5% and 8.5% as of September 30, 2025 and 2024, respectively, is calculated by taking the annualized straight-line rents plus operating expense recoveries, reflected as lease revenue on our condensed consolidated statements of operations and other comprehensive income, less property operating expenses, of each acquisition since inception, as a percentage of the acquisition cost plus subsequent capital improvements. The weighted average yield does not account for the interest expense incurred on the mortgages placed on our properties or other types of existing indebtedness.

A comparison of our operating results for the three and nine months ended September 30, 2025 and 2024 is below (dollars in thousands, except per share amounts):

	For the three months ended September 30,
	2025	2024	$ Change	% Change
Operating revenues
Lease revenue	$40,841	$39,235	$1,606	4.1%
Total operating revenues	$40,841	$39,235	$1,606	4.1%
Operating expenses
Depreciation and amortization	$15,271	$13,343	$1,928	14.4%
Property operating expenses	7,409	6,681	728	10.9%
Base management fee	1,701	1,528	173	11.3%
Incentive fee	709	1,146	(437)	(38.1)%
Administration fee	720	725	(5)	(0.7)%
General and administrative	920	970	(50)	(5.2)%
Impairment charge	—	4,549	(4,549)	(100.0)%
Total operating expense before incentive fee waiver	$26,730	$28,942	$(2,212)	(7.6)%
Incentive fee waiver	(709)	(396)	(313)	79.0%
Total operating expenses	$26,021	$28,546	$(2,525)	(8.8)%
Other income (expense)
Interest expense	$(10,704)	$(9,299)	$(1,405)	15.1%
(Loss) gain on sale of real estate, net	(10)	10,319	(10,329)	(100.1)%
Other income	31	12	19	158.3%
Total other (expense) income, net	$(10,683)	$1,032	$(11,715)	(1,135.2)%
Net income	$4,137	$11,721	$(7,584)	(64.7)%
Distributions attributable to Series E, F, and G preferred stock	(3,058)	(3,106)	48	(1.5)%
Distributions attributable to senior common stock	(102)	(106)	4	(3.8)%
Gain on extinguishment of Series F preferred stock	6	2	4	200.0%
Net income available to common stockholders and Non-controlling OP Unitholders	$983	$8,511	$(7,528)	(88.5)%
Net income available to common stockholders and Non-controlling OP Unitholders per weighted average share and unit - basic & diluted	$0.02	$0.20	$(0.18)	(90.0)%
FFO available to common stockholders and Non-controlling OP Unitholders - basic (1)	$16,264	$16,084	$180	1.1%
FFO available to common stockholders and Non-controlling OP Unitholders - diluted (1)	$16,366	$16,190	$176	1.1%
FFO per weighted average share of common stock and Non-controlling OP Units - basic (1)	$0.35	$0.38	$(0.03)	(7.9)%
FFO per weighted average share of common stock and Non-controlling OP Units - diluted (1)	$0.35	$0.38	$(0.03)	(7.9)%

(1)Refer to the “Funds from Operations” section below within the Management’s Discussion and Analysis section for the definition of FFO.

	For the nine months ended September 30,
	2025	2024	$ Change	% Change
Operating revenues
Lease revenue	$117,875	$112,013	$5,862	5.2%
Total operating revenues	$117,875	$112,013	$5,862	5.2%
Operating expenses
Depreciation and amortization	$42,763	$42,683	$80	0.2%
Property operating expenses	21,568	18,373	3,195	17.4%
Base management fee	4,908	4,580	328	7.2%
Incentive fee	2,057	3,562	(1,505)	(42.3)%
Administration fee	1,932	1,950	(18)	(0.9)%
General and administrative	3,204	3,064	140	4.6%
Impairment charge	9	5,043	(5,034)	(99.8)%
Total operating expense before incentive fee waiver	$76,441	$79,255	$(2,814)	(3.6)%
Incentive fee waiver	(1,417)	(1,417)	—	—%
Total operating expenses	$75,024	$77,838	$(2,814)	(3.6)%
Other income (expense)
Interest expense	$(29,900)	$(28,259)	$(1,641)	5.8%
Gain on sale of real estate, net	367	10,554	(10,187)	(96.5)%
Gain on debt extinguishment, net	—	300	(300)	(100.0)%
Other income	590	73	517	708.2%
Total other expense, net	$(28,943)	$(17,332)	$(11,611)	67.0%
Net income	$13,908	$16,843	$(2,935)	(17.4)%
Distributions attributable to Series E, F, and G preferred stock	(9,251)	(9,334)	83	(0.9)%
Distributions attributable to senior common stock	(304)	(317)	13	(4.1)%
Gain (loss) on extinguishment of Series F preferred stock	5	(4)	9	(225.0)%
Net income available to common stockholders and Non-controlling OP Unitholders	$4,358	$7,188	$(2,830)	(39.4)%
Net income available to common stockholders and Non-controlling OP Unitholders per weighted average share and unit - basic & diluted	$0.09	$0.17	$(0.08)	(47.1)%
FFO available to common stockholders and Non-controlling OP Unitholders - basic (1)	$46,763	$44,060	$2,703	6.1%
FFO available to common stockholders and Non-controlling OP Unitholders - diluted (1)	$47,067	$44,377	$2,690	6.1%
FFO per weighted average share of common stock and Non-controlling OP Unit - basic (1)	$1.02	$1.07	$(0.05)	(4.7)%
FFO per weighted average share of common stock and Non-controlling OP Unit - diluted (1)	$1.02	$1.07	$(0.05)	(4.7)%

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

Operating Revenues

	For the three months ended September 30,
	(Dollars in Thousands)
Lease Revenues	2025	2024	$ Change	% Change
Same Store Properties	$32,374	$33,303	$(929)	(2.8)%
Acquired & Disposed Properties	4,239	1,622	2,617	161.3%
Properties with Vacancy	4,228	4,310	(82)	(1.9)%
	$40,841	$39,235	$1,606	4.1%

	For the nine months ended September 30,
	(Dollars in Thousands)
Lease Revenues	2025	2024	$ Change	% Change
Same Store Properties	$96,573	$93,639	$2,934	3.1%
Acquired & Disposed Properties	8,801	5,653	3,148	55.7%
Properties with Vacancy	12,501	12,721	(220)	(1.7)%
	$117,875	$112,013	$5,862	5.2%

Lease revenues consist of rental income and operating expense recoveries earned from our tenants. Lease revenues from same store properties decreased for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, due to a settlement received at one of our properties related to deferred maintenance in the prior period, partially offset by an increase in recovery revenue from property expenses and an increase in rental rates from leasing activity subsequent to the three months ended September 30, 2024. Lease revenues from same store properties increased for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, due to an increase in recovery revenue from property expenses and an increase in rental rates from leasing activity subsequent to the nine months ended September 30, 2024, partially offset by a settlement received at one of our properties related to deferred maintenance in the prior period. Lease revenues increased for acquired and disposed of properties for the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024, primarily due to an increase in recovery revenue from property expenses and an increase in rental rates on the 20 properties acquired subsequent to September 30, 2024, partially offset by accelerated rent on a lease termination during the three and nine months ended September 30, 2024. Lease revenues decreased for our properties with vacancy for the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024, mainly due to a loss of rental revenue from increased vacancy, partially offset by an increase in variable lease payments.

Operating Expenses

Depreciation and amortization expense increased for the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024, due to an increase in depreciation and amortization expense on the 20 properties acquired subsequent to September 30, 2024, partially offset by the reduced depreciation and amortization expense from the five property sales during and subsequent to September 30, 2024.

	For the three months ended September 30,
	(Dollars in Thousands)
Property Operating Expenses	2025	2024	$ Change	% Change
Same Store Properties	$5,281	$4,322	$959	22.2%
Acquired & Disposed Properties	23	169	(146)	(86.4)%
Properties with Vacancy	2,105	2,190	(85)	(3.9)%
	$7,409	$6,681	$728	10.9%

	For the nine months ended September 30,
	(Dollars in Thousands)
Property Operating Expenses	2025	2024	$ Change	% Change
Same Store Properties	$15,424	$12,017	$3,407	28.4%
Acquired & Disposed Properties	185	821	(636)	(77.5)%
Properties with Vacancy	5,959	5,535	424	7.7%
	$21,568	$18,373	$3,195	17.4%

Property operating expenses consist of franchise taxes, property management fees, insurance, ground lease payments, property maintenance and repair expenses paid on behalf of certain of our properties. The increase in property operating expenses for same store properties for the three and nine months ended September 30, 2025, from the comparable 2024 period, was a result of general cost increases due to the inflationary environment and increased repair expenses during the three and nine months ended September 30, 2025. The decrease in property operating expenses for acquired and disposed of properties for the three and nine months ended September 30, 2025, from the comparable 2024 period, is a result of a decrease in property operating expenses from the five property sales during and subsequent to September 30, 2024, minimally offset by the property operating expense from the 20 properties acquired subsequent to September 30, 2024. The decrease in property operating expenses for properties with vacancy for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, is primarily a result of selling one fully vacant property during the quarter. The increase in property operating expenses for properties with vacancy for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, is primarily a result of increased real estate expense and other general cost increases due to the inflationary environment.

The base management fee paid to the Adviser increased for the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024, due to an increase in Gross Tangible Real Estate over the three and nine months ended September 30, 2025 from property acquisitions as compared to Gross Tangible Real Estate during the three and nine months ended September 30, 2024. The calculation of the base management fee is described in detail above under the subheading “Advisory and Administration Agreements.”

The net incentive fee paid to the Adviser decreased for the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024, due to the Adviser unconditionally waiving a larger portion of the incentive fee for the three and nine months ended September 30, 2025. The calculation of the incentive fee is described in detail above under the subheading “Advisory and Administration Agreements.”

The administration fee paid to the Administrator decreased slightly for the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024, due to our Administrator allocating a smaller portion of expenses to us. The calculation of the administration fee is described in detail above under the subheading “Advisory and Administration Agreements.”

General and administrative expenses decreased for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, mainly due to lower general expenses. General and administrative expenses increased for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, mainly due to higher audit expenses and expensing Series F Preferred Stock prepaid offering costs due to the termination of the primary offering.

Other Income and Expenses

Interest expense increased for the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024. This increase was primarily the result of increased interest costs on variable rate debt, as a result of larger amounts drawn on the Revolver, as well as new interest expense on the 2029 Notes.

We sold two non-core properties during the nine months ended September 30, 2025, and as a result, incurred a gain on sale of real estate, net. We sold six non-core office properties during the nine months ended September 30, 2024, and as a result, incurred a gain on sale of real estate, net, and a gain on debt extinguishment, net.

Other income increased for the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024, due to interest income earned from sales-types leases and nonrecurring income items, partially offset by $0.3 million in closing costs associated with the completion of the sale transaction of our Tifton, Georgia property.

Net Income Available to Common Stockholders and Non-controlling OP Unitholders

Net income available to common stockholders and Non-controlling OP Unitholders decreased for the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024, primarily due to the gain on sale, net, from the prior period coupled with an increase in interest expense in the current period. This was partially offset by an increase in recovery revenue from property expenses, an increase in rental rates from leasing activity, a decrease in the net incentive fee payable to the Adviser, lower depreciation expense, and higher impairment in the prior period.

Liquidity and Capital Resources

Overview

Our sources of liquidity include cash flows from operations, cash and cash equivalents, borrowings under our Credit Facility, and additional issuances of equity and/or debt securities. Our available liquidity as of September 30, 2025 was $24.6 million, consisting of approximately $18.4 million in cash and cash equivalents and available borrowing capacity of $6.2 million under our Credit Facility. Our available borrowing capacity under the Credit Facility increased to $63.0 million as of November 3, 2025.

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

Equity Capital

During the nine months ended September 30, 2025, we raised net proceeds of $61.0 million of common equity under the 2024 Common Stock Sales Agreement. We raised net proceeds of $0.4 million from sales of our Series F Preferred Stock during the nine months ended September 30, 2025. The primary offering of our Series F Preferred Stock terminated according to its terms on June 1, 2025.

As of November 3, 2025, we had the ability to raise up to $1.0 billion of additional equity capital through the sale and issuance of securities that are registered under the 2024 Registration Statement, in one or more future public offerings. We expect to continue to use our 2024 Common Stock Sales Agreement as a source of liquidity for the remainder of 2025.

Debt Capital

As of September 30, 2025, we had 39 mortgage notes payable in the aggregate principal amount of $257.1 million, collateralized by a total of 45 properties with a remaining weighted average maturity of 2.9 years. The weighted-average interest rate on the mortgage notes payable as of September 30, 2025 was 4.22%.

We continue to see banks and other non-bank lenders willing to issue mortgages for properties comparable to those held in our portfolio on terms that are commercially reasonable.

As of September 30, 2025, we had mortgage debt in the aggregate principal amount of $5.5 million payable during the remainder of 2025 and $35.4 million payable during 2026. The 2025 principal amount payable includes both amortizing principal payments and one balloon principal payment that was repaid on October 30, 2025. We anticipate being able to refinance our mortgages that come due during 2026 with a combination of new mortgage debt, availability under our Credit Facility, the issuance of long-term unsecured notes in the private placement market, the issuance of additional equity securities under our 2024 Common Stock Sales Agreement, the sale and issuance of other equity securities that are registered under the 2024 Registration Statement, or the sale and issuance of unregistered equity or debt securities.

Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2025, was $72.4 million, as compared to net cash provided by operating activities of $34.2 million for the nine months ended September 30, 2024. The majority of cash from operating activities is generated from the lease revenues that we receive from our tenants. We utilize this cash to fund our property-level operating expenses and use the excess cash primarily for debt and interest payments on our mortgage notes payable, interest payments on our Credit Facility, distributions to our stockholders, management fees to our Adviser, Administration fees to our Administrator and other entity-level operating expenses.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2025, was $218.3 million, which primarily consisted of 19 property acquisitions and capital improvements performed at certain of our properties, partially offset by proceeds from two property sales. Net cash provided by investing activities during the nine months ended September 30, 2024, was $8.6 million, which primarily consisted of proceeds from six property sales, partially offset by six property acquisitions, coupled with capital improvements performed at certain of our properties.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2025, was $155.4 million, which primarily consisted of the issuance of $62.2 million of equity, net borrowings on our credit facility, and $20.0 million in borrowings on Term Loan D, our unsecured term loan issued on May 30, 2025 (and repaid on October 10, 2025), partially offset by $14.4 million of mortgage principal repayments, Series F Preferred Stock redemptions, and distributions paid to common, senior common and preferred shareholders. Net cash used in financing activities for the nine months ended September 30, 2024, was $44.4 million, which primarily consisted of $24.4 million of mortgage debt repayments, net borrowings on our Credit Facility, Series F Preferred Stock redemptions, and distributions paid to common, senior common and preferred shareholders, partially offset by the issuance of $50.9 million of equity.

Credit Facility

On August 18, 2022, we amended, extended and upsized our Credit Facility, increasing our Revolver from $100.0 million to $120.0 million (and extending its term to August 2026), adding the new $140.0 million Term Loan C, decreasing the principal balance of Term Loan B to $60.0 million and extending the maturity date of Term Loan A to August 2027. Term Loan C has a maturity date of February 18, 2028 and a SOFR spread ranging from 125 to 195 basis points, depending on our leverage. On September 27, 2022, we further increased the Revolver to $125.0 million and the Term Loan C to $150.0 million, as permitted under the terms of the Credit Facility. We entered into multiple interest rate swap agreements on Term Loan A and Term Loan C, which swap the interest rate to fixed rates from 3.15% to 3.75%. We incurred fees of approximately $4.2 million in connection with amending, extending, and upsizing our Credit Facility. The net proceeds of the transaction were used to repay the then-outstanding borrowings on the Revolver, pay off mortgage debt, and fund acquisitions. The Credit Facility’s current bank syndicate is comprised of KeyBank, Fifth Third Bank, The Huntington National Bank, Bank of America, Synovus Bank, United Bank, First Financial Bank, and S&T Bank.

On September 18, 2025, we amended our Credit Facility again, increasing our Revolver from $125.0 million to $155.0 million. We incurred fees of approximately $0.5 million in connection with the increase to our Credit Facility. The increased credit availability was used, in part, to fund the September 30, 2025 nine-property portfolio acquisition.

On October 10, 2025, we amended, extended, and upsized our Credit Facility, increasing our Revolver from $155.0 million to $200.0 million (and its term to October 2029), decreasing the principal balance of Term Loan A from $160.0 million to $125.0 million (and extending its term to October 2029), increasing the principal balance of Term Loan B from $60.0 million to $143.3 million (and its term to February 2030), decreasing the principal balance of Term Loan C from $150.0 million to $131.7 million, and repaying the full principal balance of Term Loan D. The SOFR spread increased by 10 basis points, ranging from 140 to 210 basis points for the Revolver and 135 to 205 basis points for the Term Loans, depending on our leverage. We incurred fees of approximately $4.2 million in connection with amending, extending, and upsizing our Credit Facility. The Credit Facility’s new bank syndicate is comprised of KeyBank, Fifth Third Bank, The Huntington National Bank, Bank of America, Synovus Bank, PNC Bank, National Association (“PNC Bank”), Webster Bank, National Association (“Webster Bank”), and S&T Bank.

As of September 30, 2025, there was $495.4 million outstanding under our Credit Facility at a weighted average interest rate of approximately 5.55% and $2.1 million outstanding letters of credit, at a weighted average interest rate of 1.35%. As of November 3, 2025, the maximum additional amount we could draw under the Credit Facility was $63.0 million. We were in compliance with all covenants under the Credit Facility as of September 30, 2025.

Unsecured Term Loan D

On May 30, 2025, we and the Operating Partnership entered into a Term Loan Agreement with KeyBank, in connection with the $20.0 million Term Loan D. Term Loan D is unsecured and has a maturity date of May 30, 2027 and a SOFR spread ranging from 155 to 200 basis points throughout the life of the loan. The amount outstanding approximates fair value as of September 30, 2025. The proceeds from Term Loan D were used to pay down the Revolver. Subsequently, on October 10, 2025, Term Loan D was repaid, as part of the Fifth Amendment to the Credit Facility.

Senior Unsecured Notes

On December 18, 2024, we and the Operating Partnership entered into a Note Purchase Agreement with the institutional investors named therein, in connection with a private placement of $75.0 million of the 2029 Notes. The amount outstanding approximates fair value as of September 30, 2025. The proceeds were used to pay down Term Loan B by $20.0 million and the Revolver by $55.0 million.

Contractual Obligations

The following table reflects our material contractual obligations as of September 30, 2025 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt Obligations (1)	$847,476	$206,407	$464,299	$156,277	$20,493
Interest on Debt Obligations (2)	100,116	43,467	44,708	10,807	1,134
Operating Lease Obligations (3)	5,341	458	936	881	3,066
Finance Lease Obligations (3)	8,021	166	356	356	7,143
Purchase Obligations (4)	8,586	7,786	800	—	—
	$969,540	$258,284	$511,099	$168,321	$31,836

(1)Debt obligations represent borrowings under our Revolver, which represents $145.4 million of the debt obligation due in 2026, Term Loan A, which represents $160.0 million of the debt obligation due in 2027, Term Loan B, which represents $40.0 million of the debt obligation due in 2026, Term Loan C, which represents $150.0 million of the debt obligation due in 2028, Term Loan D, which represents $20.0 million of the debt obligation due in 2027, the 2029 Notes, which represents $75.0 million of the debt obligation due in 2029, and mortgage notes payable that were outstanding as of September 30, 2025. This figure does not include $12,992 of premiums and (discounts), net and $4.2 million of deferred financing costs, net, which are reflected in mortgage notes payable, net, borrowings under Term Loan A, Term Loan B, Term Loan C, net, borrowings under unsecured Term Loan D, net, and senior unsecured notes, net, on the condensed consolidated balance sheets.
(2)Interest on debt obligations includes estimated interest on borrowings under our Revolver, Term Loan A, Term Loan B, Term Loan C, Term Loan D, the 2029 Notes, and mortgage notes payable. The balance and interest rate on our Revolver, Term Loan A, Term Loan B, Term Loan C, and Term Loan D is variable; thus, the interest payment obligation calculated for purposes of this table was based upon rates and balances as of September 30, 2025.

(3)Operating and finance lease obligations represent the ground lease payments due on four of our properties.
(4)Purchase obligations consist of tenant and capital improvements at 10 of our properties.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of September 30, 2025.

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

The following table provides a reconciliation of our FFO available to common stockholders for the three and nine months ended September 30, 2025 and 2024, respectively, to the most directly comparable GAAP measure, net income available to common stockholders, and a computation of basic and diluted FFO per weighted average share of common stock:

	For the three months ended September 30,		For the nine months ended September 30,
	(Dollars in Thousands, Except for Per Share Amounts)		(Dollars in Thousands, Except for Per Share Amounts)
	2025	2024	2025	2024
Calculation of basic FFO per share of common stock and Non-controlling OP Unit
Net income	$4,137	$11,721	$13,908	$16,843
Less: Distributions attributable to preferred and senior common stock	(3,160)	(3,212)	(9,555)	(9,651)
Add/Less: Gain (loss) on extinguishment of Series F preferred stock, net	6	2	5	(4)
Net income available to common stockholders and Non-controlling OP Unitholders	$983	$8,511	$4,358	$7,188
Adjustments:
Add: Real estate depreciation and amortization	$15,271	$13,343	$42,763	$42,683
Add: Impairment charge	—	4,549	9	5,043
Add: Loss on sale of real estate, net	10	—	—	—
Less: Gain on sale of real estate, net	—	(10,319)	(367)	(10,554)
Less: Gain on debt extinguishment, net	—	—	—	(300)
FFO available to common stockholders and Non-controlling OP Unitholders - basic	$16,264	$16,084	$46,763	$44,060
Weighted average common shares outstanding - basic	46,877,686	42,790,685	45,909,771	41,041,621
Weighted average Non-controlling OP Units outstanding	39,474	39,474	39,474	196,675
Weighted average common shares and Non-controlling OP Units	46,917,160	42,830,159	45,949,245	41,238,296
Basic FFO per weighted average share of common stock and Non-controlling OP Unit	$0.35	$0.38	$1.02	$1.07
Calculation of diluted FFO per share of common stock and Non-controlling OP Unit
Net income	$4,137	$11,721	$13,908	$16,843
Less: Distributions attributable to preferred and senior common stock	(3,160)	(3,212)	(9,555)	(9,651)
Add/Less: Gain (loss) on extinguishment of Series F preferred stock, net	6	2	5	(4)
Net income available to common stockholders and Non-controlling OP Unitholders	$983	$8,511	$4,358	$7,188
Adjustments:
Add: Real estate depreciation and amortization	$15,271	$13,343	$42,763	$42,683
Add: Impairment charge	—	4,549	9	5,043
Add: Income impact of assumed conversion of senior common stock	102	106	304	317
Add: Loss on sale of real estate, net	10	—	—	—
Less: Gain on sale of real estate, net	—	(10,319)	(367)	(10,554)
Less: Gain on debt extinguishment, net	—	—	—	(300)
FFO available to common stockholders and Non-controlling OP Unitholders plus assumed conversions	$16,366	$16,190	$47,067	$44,377
Weighted average common shares outstanding - basic	46,877,686	42,790,685	45,909,771	41,041,621
Weighted average Non-controlling OP Units outstanding	39,474	39,474	39,474	196,675
Effect of convertible senior common stock	328,559	339,299	328,559	339,299
Weighted average common shares and Non-controlling OP Units outstanding - diluted	47,245,719	43,169,458	46,277,804	41,577,595
Diluted FFO per weighted average share of common stock and Non-controlling OP Unit	$0.35	$0.38	$1.02	$1.07
Distributions declared per share of common stock and Non-controlling OP Unit	$0.30	$0.30	$0.90	$0.90

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

To illustrate the potential impact of changes in interest rates on our net income for the nine months ended September 30, 2025, we have performed the following analysis, which assumes that our condensed consolidated balance sheets remain constant and that no further actions beyond a minimum interest rate or escalation rate are taken to alter our existing interest rate sensitivity.

The following table summarizes the annual impact of a 1%, 2% and 3% increase, and a 1%, 2% and 3% decrease in SOFR as of September 30, 2025. As of September 30, 2025, our effective average SOFR was 4.24%. The impact of these fluctuations is presented below (dollars in thousands).

Interest Rate Change	(Decrease) increase to Interest Expense	Net increase (decrease) to Net Income
3% Decrease to SOFR	$(6,247)	$6,247
2% Decrease to SOFR	(4,164)	4,164
1% Decrease to SOFR	(2,082)	2,082
1% Increase to SOFR	2,082	(2,082)
2% Increase to SOFR	4,164	(4,164)
3% Increase to SOFR	6,247	(6,247)

As of September 30, 2025, the fair value of our mortgage debt outstanding was $244.8 million. Interest rate fluctuations may affect the fair value of our debt instruments. If interest rates on our debt instruments, using rates at September 30, 2025, had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased by $5.9 million and $6.1 million, respectively.

As of September 30, 2025, the fair value of 2029 Notes outstanding was $74.3 million. Interest rate fluctuations may affect the fair value of our debt instruments. If interest rates on our debt instruments, using rates at September 30, 2025, had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased by $3.2 million and $3.4 million, respectively.

The amount outstanding under the Credit Facility and Term Loan D approximates fair value as of September 30, 2025.

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

a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2025, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2025 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None. Without limiting the generality of the foregoing, during the three months ended September 30, 2025, no officer or director of the Company adopted or terminated any “Rule 10b5-1 trading agreement” or any “non-Rule 10b5-1 trading arrangement,” as each item is defined in Item 408 of Regulation S-K.

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

10.2*
Increase Letter Agreement, dated as of September 18, 2025, by and among Gladstone Commercial Limited Partnership, as borrower, Gladstone Commercial Corporation and certain of its wholly owned subsidiaries, as guarantors, and KeyBank National Association, as increasing lender and agent.

10.3
Fifth Amended and Restated Credit Agreement and Other Loan Documents, dated as of October 10, 2025 by and among Gladstone Commercial Limited Partnership, as borrower, Gladstone Commercial Corporation and certain of its wholly owned subsidiaries, as guarantors, each of the financial institutions initially a signatory thereto together with their successors and assignees, as lenders, and KeyBank National Association, as lender and agent, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-33097), filed October 14, 2025.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Estimated Value Methodology for Series F Cumulative Redeemable Preferred Stock as of September 30, 2025.
101.INS***	iXBRL Instance Document
101.SCH***	iXBRL Taxonomy Extension Schema Document
101.CAL***	iXBRL Taxonomy Extension Calculation Linkbase Document
101.LAB***	iXBRL Taxonomy Extension Label Linkbase Document
101.PRE***	iXBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	iXBRL Definition Linkbase
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
***	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in iXBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2025 and 2024, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024 and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gladstone Commercial Corporation

Date:	November 3, 2025	By:	/s/ Gary Gerson
Gary Gerson
Chief Financial Officer

Date:	November 3, 2025	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors