Form 10-K
period 2025-12-31
GLADSTONE COMMERCIAL CORP
filed 2026-02-18
CIK 1234006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________________________
FORM 10-K
____________________________________________________________________
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of the voting common stock held by non-affiliates of the Registrant on June 30, 2025, based on the closing price on that date of $14.33 on the Nasdaq Global Select Market, was $657,435,256. For the purposes of calculating this amount only, all directors and executive officers of the Registrant and entities controlled by our directors and executive officers have been treated as affiliates. There were 48,406,993 shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of February 18, 2026.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement, to be filed no later than April 30, 2026, relating to the Registrant’s 2026 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K.

GLADSTONE COMMERCIAL CORPORATION
FORM 10-K FOR THE YEAR ENDED
DECEMBER 31, 2025

Forward-Looking Statements

Our disclosure and analysis in this Annual Report on Form 10-K (the “Form 10-K”) for the year ended December 31, 2025 and the documents that are incorporated by reference herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements involve inherent risks and uncertainties as they relate to expectations, beliefs, projections, future plans and strategies, anticipated events, or trends concerning matters that are not historical facts and may ultimately prove to be incorrect or false. Forward-looking statements include information about possible or assumed future events, including, without limitation, those relating to the discussion and analysis of our business, financial condition, results of operations, and our strategic plans and objectives. Words such as “may,” “might,” “believe,” “will,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” and variations of these words and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements contain these words. Forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, and other factors that could cause actual results to differ materially from those included within or contemplated by such statements, including, but not limited to, the description of risks and uncertainties in “Item 1A. Risk Factors” of this Form 10-K. Additional information regarding risk factors that may affect us is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K, and readers of our Form 10-K should also read our Securities and Exchange Commission (“SEC”) filings and other publicly filed documents for further discussion regarding such factors.

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

•Certain of our tenants may be unable to pay rent, which could adversely affect our cash available to make distributions to our stockholders.
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

•The death, disability, or unplanned departure of any of our executive officers or key personnel from the Adviser or Administrator, as applicable, could have a material adverse effect on our ability to implement our business strategy and to achieve our investment objectives.
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

Our properties are geographically diversified and our tenants cover a broad cross section of business sectors and range in size from small to very large private and public companies, many of which are corporations that do not have publicly-rated debt. We have historically entered into, and intend in the future to enter into, purchase agreements for real estate having net leases with terms of approximately seven to 20 years with built-in rental rate increases. Under a net lease, the tenant is required to pay most or all operating, maintenance, repair and insurance costs and real estate taxes with respect to the leased property.

We actively communicate with private equity funds, real estate brokers and other third parties to locate properties for potential acquisition or to provide mortgage financing in an effort to build our portfolio. We target secondary growth markets that possess favorable economic growth trends, diversified industries, and growing population and employment.

As of February 18, 2026:

•we owned 151 properties totaling 17.7 million square feet (all references herein and throughout the Notes to Consolidated Financial Statements to the number of properties and square footage are unaudited) of rentable space, located in 27 states;
•our occupancy rate was 99.1%;
•the weighted average remaining term of our mortgage debt was 2.5 years, and the weighted average interest rate was 4.21%;
•the weighted average remaining term of our senior unsecured notes was 4.4 years, and the weighted average interest rate was 6.22%; and
•the average remaining lease term of the portfolio was 7.3 years.

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

Our Investment Objectives and Our Strategy

Our principal investment objectives are to generate income from rental properties, which we use to fund our continuing operations and to pay monthly cash distributions to our stockholders. Our strategy is to invest in and own a diversified portfolio of leased properties (primarily industrial) that we believe will produce stable cash flow and increase in value. We may sell some of our real estate assets when our Adviser determines that doing so would be advantageous to us and our stockholders.

In addition to cash on hand and cash from operations, we use funds from various other sources to finance our acquisitions and operations, including equity, our Credit Facility, mortgage financing, long-term private debt, and other sources that may become available from time to time. We believe that moderate leverage is prudent and we aspire to reduce our leverage over time.

In addition to our use of leverage, we were active in the equity markets during 2025 by issuing shares of common stock under our common stock at-the-market program, pursuant to our current At-the-Market Equity Offering Sales Agreement (defined below as the 2024 Common Stock Sales Agreement). We also issued shares of our Series F Preferred Stock through bimonthly closings of this registered non-traded continuous offering. We did not sell any shares of our Series E Preferred Stock during the year ended December 31, 2025, as we terminated that program and the Common Stock Sales Agreement dated December 3, 2019, effective February 10, 2023, in connection with the expiration of our registration statement on Form S-3 (File No. 333-236143) (the “2020 Registration Statement”) on February 11, 2023.

On February 22, 2022, we entered into Amendment No. 1 to the At-the-Market Equity Offering Sales Agreement with sales agents Robert W. Baird & Co. Incorporated (“Baird”), Goldman Sachs & Co. LLC (“Goldman Sachs”), Stifel, Nicolaus & Company, Incorporated, (“Stifel”) BTIG, LLC (“BTIG”), and Fifth Third Securities, Inc. (“Fifth Third”), dated December 3, 2019 (together, the “Prior Common Stock Sales Agreement”). We terminated the Prior Common Stock Sales Agreement effective February 10, 2023 in connection with the expiration of our registration statement on Form S-3 (File No. 333-236143) (the “2020 Registration Statement”) on February 11, 2023.

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

On March 26, 2024, we entered into Amendment No. 1 to the 2023 Common Stock Sales Agreement (as amended from time to time, the “2024 Common Stock Sales Agreement”). The amendment permitted shares of common stock to be issued pursuant to the 2024 Common Stock Sales Agreement under our registration statement on Form S-3 (File No. 333-277877) (the “2024 Registration Statement”), and future registration statements on Form S-3. In connection with the 2024 Common Stock Sales Agreement, we filed a prospectus supplement with the SEC dated March 26, 2024, to the prospectus dated March 21, 2024, for the offer and sale of an aggregate offering amount of $250.0 million of common stock. On August 12, 2025, we entered into Amendment No. 2 (“Amendment No. 2”) to the 2024 Common Stock Sales Agreement which, among other things, (i) removed Baird as a Common Stock Sales Agent and (ii) added Huntington Securities, Inc. (“Huntington”) as a Common Stock Sales Agent. After giving effect to Amendment No. 2, the Common Stock Sales Agents are BofA, Goldman Sachs, KeyBanc, Fifth Third, and Huntington. In connection with Amendment No. 2, we filed a prospectus supplement with the SEC dated August 12, 2025, which updates and supplements the prospectus supplement dated March 26, 2024, for the offer and sale of an aggregate offering amount of $250.0 million of common stock under the 2024 Registration Statement. During the year ended December 31, 2025, we sold 4,412,814 shares of common stock, raising approximately $61.0 million, in net proceeds under the 2024 Common Stock Sales Agreement, as amended.

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

Our portfolio consists primarily of single-tenant industrial and office real property. Our primary focus currently and going forward is single-tenant industrial properties, although we may continue to acquire select multi-tenant industrial properties. We may, from time to time, also acquire office properties, but this is not our primary focus. Generally, we lease properties to tenants that our Adviser deems creditworthy under leases that will be full recourse obligations of our tenants or their affiliates. We seek to obtain lease terms of approximately seven to 20 years with built-in rental increases.

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

Underwriting Criteria, Due Diligence Process and Negotiating Lease Provisions

We consider underwriting of the real estate and the tenant for the property to be the two most important aspects of evaluating a prospective investment. In analyzing potential acquisitions of properties and leases, our Adviser reviews all aspects of the potential transaction, including tenant and real estate fundamentals, to determine whether potential acquisitions and leases can be structured to satisfy our acquisition criteria. The criteria listed below provide general guideposts that our Adviser may consider when underwriting leases and mortgage loans:

•Credit Evaluation. Our Adviser evaluates each potential tenant or borrower for its creditworthiness, considering factors such as its rating by a national credit rating agency, if any, management experience, industry position and fundamentals, operating history and capital structure. As of December 31, 2025, 35% of our lease revenues were earned from tenants that were rated by a nationally recognized statistical rating organization. A prospective tenant or borrower that is deemed creditworthy does not necessarily mean that we will consider its property to be “investment grade.” Our Adviser seeks tenants and borrowers that range from small businesses, many of which do not have publicly rated debt, to large public companies. Our Adviser’s investment professionals have substantial experience in locating and underwriting these types of companies. By leasing properties to these tenants, we believe that we will generally be able to charge rent that is higher than the rent charged to tenants with low leverage ratios and recognized credit, thereby enhancing current return from these properties as compared with properties leased to companies whose credit potential has already been recognized by the market. Furthermore, if a tenant’s credit improves, the value of our lease or investment will likely increase (if all other factors affecting value remain unchanged). In evaluating a possible investment, we believe that the creditworthiness of a prospective tenant can be a more significant factor than the unleased value of the property itself. While our Adviser selects tenants it believes to be creditworthy, tenants are not required to meet any minimum rating established by an independent credit rating agency. Our Adviser’s standards for determining whether a particular tenant is creditworthy vary in accordance with a variety of factors relating to specific prospective tenants. The creditworthiness of a tenant or borrower is determined on a tenant-by-tenant and case-by-case basis. Therefore, general standards for creditworthiness cannot be applied.

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

Use of Leverage

In addition to cash on hand and cash from operations, we use funds from various other sources to finance our acquisitions and operations, including common and preferred equity, our Credit Facility (defined below), mortgage financing, long-term private debt, and other sources that may become available from time to time. We believe that moderate leverage is prudent and we aspire to reduce our leverage over time.

Currently, the majority of our mortgage borrowings are structured as non-recourse to us, with limited exceptions that would trigger recourse to us only upon the occurrence of certain fraud, misconduct, environmental or bankruptcy events. The use of non-recourse financing allows us to limit our exposure to the amount of equity invested in the properties pledged as collateral for our borrowings. Non-recourse financing generally restricts a lender’s claim on the assets of the borrower, and as a result, the lender generally may look only to the property securing the debt for its satisfaction. We believe that this financing strategy, to the extent available, protects our other assets. However, we can provide no assurance that non-recourse financing will be available on terms acceptable to us, or at all, and consequently, there may be circumstances where lenders have recourse to our other assets. None of the $250.2 million in mortgage notes payable, net, outstanding as of December 31, 2025 have recourse to the Company.

On August 7, 2013, we procured a senior unsecured revolving credit facility (“Revolver”), with KeyBank National Association (“KeyBank”) (serving as a revolving lender, a letter of credit issuer and an administrative agent) for $60.0 million. On October 5, 2015, we added a $25.0 million five-year term loan facility (“Term Loan A”). On February 11, 2021, we added a new $65.0 million term loan component, inclusive of a $15.0 million delayed funding component which was funded on July 20, 2021 (“Term Loan B”). On August 18, 2022, we added a new $140.0 million term loan facility component (“Term Loan C”). The Credit Facility’s bank syndicate was then comprised of KeyBank, Fifth Third Bank, The Huntington National Bank, Bank of America, Synovus Bank, United Bank, First Financial Bank, and S&T Bank. We refer to Term Loan A, Term Loan B, Term Loan C and the Revolver, collectively, herein as the Credit Facility.

On May 30, 2025, the Operating Partnership entered into a Term Loan Agreement with KeyBank in connection with the $20.0 million Term Loan D (“Term Loan D”). Term Loan D was unsecured and had a maturity date of May 30, 2027 and a SOFR spread ranging from 155 to 200 basis points throughout the life of the loan. The proceeds from Term Loan D were used to pay down the Revolver.

On September 18, 2025, we amended our Credit Facility, increasing our Revolver from $125.0 million to $155.0 million. We incurred fees of approximately $0.5 million in connection with the increase to our Credit Facility. The increased credit availability was used, in part, to fund a nine-property portfolio acquisition that closed on September 30, 2025.

On October 10, 2025, we amended, extended, and upsized our Credit Facility, increasing our Revolver from $155.0 million to $200.0 million (and its term to October 2029), decreasing the principal balance of Term Loan A from $160.0 million to $125.0 million (and extending its term to October 2029), increasing the principal balance of Term Loan B from $60.0 million to $143.3 million (and its term to February 2030), decreasing the principal balance of Term Loan C from $150.0 million to $131.7 million, and repaying the full principal balance of Term Loan D. The SOFR spread increased by 10 basis points, ranging from 140 to 210 basis points for the Revolver and 135 to 205 basis points for the Term Loans, depending on our leverage. We incurred fees of approximately $4.2 million in connection with amending, extending, and upsizing our Credit Facility. The Credit Facility’s new (and current) bank syndicate is comprised of KeyBank, Fifth Third Bank, The Huntington National Bank, Bank of America, Synovus Bank, PNC Bank, National Association (“PNC Bank”), Webster Bank, National Association (“Webster Bank”), and S&T Bank. As of December 31, 2025, there was $437.4 million outstanding under our Credit Facility at a weighted average interest rate of approximately 5.42% and $2.1 million of outstanding letters of credit.

On December 15, 2025, we and the Operating Partnership entered into a Note Purchase Agreement with the institutional investors named therein, in connection with a private placement of $85.0 million of 5.99% senior unsecured notes, maturing on December 15, 2030 (the “2030 Notes”).

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

Code of Ethics

We have adopted a code of ethics and business conduct (a “Code of Ethics”) applicable to all personnel of our Adviser and Administrator performing services on our behalf that complies with the guidelines set forth in Item 406 of Regulation S-K of the Securities Act of 1933. This code establishes procedures for personal investments, restricts certain transactions by such personnel and requires the reporting of certain transactions and holdings by such personnel. A copy of this code is available for review, free of charge, on the investors section of our website at www.GladstoneCommercial.com. The information contained on or connected to our website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC. We intend to provide any required disclosure of any amendments to or waivers of this code of ethics by posting information regarding any such amendment or waiver to our website.

Our Adviser and Administrator

Our business is managed by our Adviser. The officers, directors and employees of our Adviser have significant experience in making investments in and lending to businesses of all sizes, and investing in real estate. We have entered into an investment advisory agreement with our Adviser, as amended from time to time (including the Seventh Amended and Restated Investment Advisory Agreement dated January 10, 2023 and the Eighth Amended and Restated Investment Advisory Agreement dated July 11, 2023, the “Advisory Agreement”), under which our Adviser is responsible for managing our assets and liabilities, for operating our business on a day-to-day basis and for identifying, evaluating, negotiating and consummating investment transactions consistent with our investment policies as determined by our Board of Directors from time to time. The Administrator employs our chief financial officer, treasurer, chief compliance officer, and co-general counsels and co-secretaries (one of whom also serves as our Administrator’s president, general counsel, and secretary) and their respective staffs and provides administrative services for us under the administration agreement with our Administrator (the “Administration Agreement”).

David Gladstone, our chairman and chief executive officer, is also the chairman, chief executive officer and the controlling stockholder of our Adviser and our Administrator. Arthur “Buzz” Cooper, our president, is also an Executive Vice President of our Adviser.

Our Adviser has an investment committee that approves each of our investments. This investment committee is currently comprised of Messrs. Gladstone and Cooper, Laura Gladstone, who is an Executive Vice President of our Adviser, and John Sateri, who is also an Executive Vice President of our Adviser and President of Gladstone Alternative. We believe that the review process of our investment committee gives us a competitive advantage over other REITs because of the substantial experience that its members possess and their unique perspective in evaluating the blend of corporate credit, real estate and lease terms that collectively provide an acceptable risk for our investments.

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

Mortgage Financing Arrangement Agreement

We also entered into an agreement with Gladstone Securities, effective June 18, 2013, for it to act as our non-exclusive agent to assist us with arranging mortgage financing for properties we own. In connection with this engagement, Gladstone Securities may from time to time solicit the interest of various commercial real estate lenders or recommend third party lenders to us offering credit products or packages that are responsive to our needs. We pay Gladstone Securities a financing fee in connection with the services it provides to us for securing mortgage financing on any of our properties. The amount of these financing fees, which are payable upon closing of the financing, will be based on a percentage of the amount of the mortgage, generally ranging from 0.15% to a maximum of 1.0% of the mortgage obtained. The amount of the financing fees may be reduced or eliminated, as determined by us and Gladstone Securities, after taking into consideration various factors, including, but not limited to, the involvement of any third party brokers and market conditions. The agreement is scheduled to terminate on August 31, 2026, unless renewed and approved by our Board of Directors or earlier terminated.

Dealer Manager Agreement

On February 20, 2020 we entered into a dealer manager agreement, as amended on February 9, 2023 (together, the “Dealer Manager Agreement”), whereby Gladstone Securities acted as the exclusive dealer manager in connection with our offering (the “Offering”) of up to (i) 20,000,000 shares of our Series F Preferred Stock on a “reasonable best efforts” basis (the “Primary Offering”), and (ii) 6,000,000 shares of Series F Preferred Stock pursuant to our distribution reinvestment plan (the “DRIP”) to those holders of the Series F Preferred Stock who participated in such DRIP. The Series F Preferred Stock was previously registered with the SEC pursuant to a registration statement on Form S-3 (File No. 333-268549), as the same may be amended and/or supplemented (the “2022 Registration Statement”), under the Securities Act, and were offered and sold pursuant to a prospectus supplement, dated February 9, 2023, and a base prospectus dated November 23, 2022 relating to the 2022 Registration Statement. The Series F Preferred Stock is currently registered with the SEC pursuant to a registration statement on Form S-3 (File No. 333-277877), as the same may be amended and/or supplemented (the “2024 Registration Statement”), under the Securities Act, and was offered and sold pursuant to a prospectus supplement dated May 1, 2024, and a base prospectus dated March 21, 2024 relating to the 2024 Registration Statement (the “Prospectus”). During the years ended December 31, 2023, and 2024, the Series F Preferred Stock was registered with the SEC pursuant to the 2022 Registration Statement, and offered and sold pursuant to a prospectus supplement, dated February 9, 2023, and a base prospectus dated November 23, 2022. During the year ended December 31, 2025, the Series F Preferred Stock was registered with the SEC pursuant to the 2024 Registration Statement, and offered and sold pursuant to a prospectus supplement, dated May 1, 2024, and a base prospectus dated March 21, 2024.

Under the Dealer Manager Agreement, Gladstone Securities, as dealer manager, provided certain sales, promotional and marketing services to the Company in connection with the Offering, and the Company paid Gladstone Securities (i) selling commissions of 6.0% of the gross proceeds from sales of Series F Preferred Stock in the Primary Offering (the “Selling Commissions”), and (ii) a dealer manager fee of 3.0% of the gross proceeds from sales of Series F Preferred Stock in the Primary Offering (the “Dealer Manager Fee”). No Selling Commissions or Dealer Manager Fees were paid with respect to Shares sold pursuant to the DRIP. Gladstone Securities had the sole discretion to reallow a portion of the Dealer Manager Fee to participating broker-dealers in support of the Offering.

Human Capital Management

We do not currently have any employees and do not expect to have any employees in the foreseeable future. Currently, services necessary for our business are provided by individuals who are employees of our Adviser and our Administrator pursuant to the terms of the Advisory Agreement and the Administration Agreement, respectively. Each of our executive officers is an employee or officer, or both, of our Adviser or our Administrator. We expect that a total of 15 to 20 full time employees of our Adviser and our Administrator will spend substantially all or all of their time on our matters during calendar year 2026. Our president and CFO, accounting team, and the employees of our Adviser that manage our assets and our investments spend all of their time on our matters. To the extent that we acquire more investments, we anticipate that the number of employees of our Adviser and our Administrator who devote time to our matters will increase.

As of December 31, 2025, our Adviser and Administrator collectively had 75 full-time employees. A breakdown of these employees is summarized by functional area in the table below:

Number of Individuals	Functional Area
16	Executive Management
40	Investment Management, Asset Management, Portfolio Management and Due Diligence
19	Administration, Accounting, Compliance, Human Resources, Legal and Treasury

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

Government Regulations

We must own, operate, manage, acquire and develop our properties in compliance with the laws and regulations of the United States, as well as state and local laws and regulations in the markets where our properties are located, which may differ among jurisdictions. In response to public health emergencies, federal governmental authorities, as well as state and local governmental authorities in jurisdictions where our properties are located, have in recent years implemented laws and regulations which impacted our ability to operate our business in the ordinary course. These governmental authorities may take similar actions in the future in the event of new public health emergencies. Such regulations may materially affect our results of operations for the year ending December 31, 2026. Otherwise, we do not expect that compliance with the various laws and regulations we are subject to will have a material effect on our capital expenditures, results of operations and competitive position for the year ending December 31, 2026, as compared to prior periods.

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

Risks related to our business and properties

Certain of our tenants may be unable to pay rent, which could adversely affect our cash available to make distributions to our stockholders.

Some of our tenants may have recently been either restructured using leverage, or acquired in a leveraged transaction. Tenants that are subject to significant debt obligations may be unable to make their rent payments if there are adverse changes to their businesses or because of the impact of public health emergencies. Rising interest rates, inflation and recessionary conditions also impact a tenant’s ability to timely make their rent payments. Tenants that have experienced leveraged restructurings or acquisitions will generally have substantially greater debt and substantially lower net worth than they had prior to the leveraged transaction. In addition, the payment of rent may reduce the working capital available to leveraged entities and prevent them from devoting the resources necessary to remain competitive in their industries.

In situations where management of the tenant will change after a transaction, it may be difficult for our Adviser to determine with reasonable certainty the likelihood of the tenant’s business success and of its ability to pay rent throughout the lease term. These companies generally are more vulnerable to adverse economic and business conditions, and increases in interest rates.

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

We focus our investments on industrial properties, a number of which include manufacturing facilities, special use storage or warehouse facilities and special use single or multi-tenant properties. Our real estate portfolio also includes office properties, which are a secondary focus for our business. Our types of real estate properties are relatively illiquid compared to other types of real estate and financial assets. This illiquidity will limit our ability to quickly change our portfolio in response to changes in economic or other conditions. To the extent the properties are not subject to net leases, some significant expenditures, such as real estate taxes and maintenance costs, are generally not reduced when circumstances cause a reduction in income from the investment. Should these events occur, our income and funds available for distribution could be adversely affected. In addition, as a REIT, we may be subject to a 100% tax on net income derived from the sale of property considered to be held primarily for sale to customers in the ordinary course of our business. We may seek to avoid this tax by complying with certain safe harbor rules that generally limit the number of properties we may sell in a given year, the aggregate expenditures made on such properties prior to their disposition, and how long we retain such properties before disposing of them. However, we can provide no assurance that we will always be able to comply with these safe harbors. If compliance is possible, the safe harbor rules may restrict our ability to sell assets in the future and achieve liquidity that may be necessary to fund distributions.

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
•Lower middle market businesses typically have narrower product lines and smaller market shares than large businesses. Because our target tenants and borrowers are typically smaller businesses that may have narrower product lines and smaller market share, they may be more vulnerable to competitors’ actions and market conditions, as well as general economic downturns, conditions, and events.
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

As of December 31, 2025, we owned 151 properties and had 143 leases on these properties, and our five largest tenants accounted for approximately 17.2% of our total lease revenue. A consequence of a limited number of tenants is that the aggregate returns we realize may be materially adversely affected by the unfavorable performance of a small number of tenants. We generally do not have fixed guidelines for industry concentration, but we are restricted from exceeding an industry concentration greater than 20% without approval of our investment committee. As of December 31, 2025, 15.2% was earned from tenants in the Automotive industry, 12.6% of our total lease revenue was earned from tenants in the Diversified/Conglomerate Services industry, 9.6% was earned from tenants in the Buildings and Real Estate industry, and 8.7% was earned from tenants in the Telecommunications industry. As a result, a downturn in an industry in which we have invested a significant portion of our total assets could have a material adverse effect on us. Similarly, events and actions that may not affect us directly, such as tariffs or changes in government regulation, could nevertheless have a material adverse effect on us if such events and actions adversely impact our tenants.

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

We continually assess our properties to determine if any impairments are necessary or appropriate. We may not be able to recover the current carrying amount of our properties in the future. Our failure to do so would require us to recognize additional impairment charges for the period in which we reached that conclusion, which could materially and adversely affect us and our results of operations. We recognized impairment charges of $0.01 million, $6.8 million, and $19.3 million during the years ended December 31, 2025, 2024, and 2023, respectively.

Risks related to our financing

Capital markets and economic conditions can materially affect our financial condition and results of operations, the value of our equity securities, and our ability to sustain the payment of distributions at current levels.

Many factors affect the value of our equity securities and our ability to make or maintain the current levels of distributions to stockholders, including the state of the capital markets and the economy. The availability of credit has been and may in the future again be adversely affected by illiquid credit markets, which could result in financing terms that are less attractive to us and/or the unavailability of certain types of debt financing. Regulatory pressures and the burden of troubled and uncollectible loans have led some lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. If these market conditions recur or if interest rates continue to fluctuate significantly, they may limit our ability and the ability of our tenants to timely refinance maturing liabilities and access the capital markets to meet liquidity needs, or may cause our tenants to incur increased costs associated with issuing debt instruments, which may materially affect our financial condition and results of operations and the value of our equity securities and our ability to sustain payment of distributions to stockholders at current levels.

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

The agreement governing our Credit Facility requires us to comply with certain financial and operational covenants. These covenants require us to, among other things, maintain certain financial ratios, including fixed charge coverage, debt service coverage and a minimum net worth. We are also required to limit our distributions to stockholders to 95% of our Core Funds from Operations (“FFO”) (as defined in the Advisory Agreement). As of December 31, 2025, we were in compliance with these covenants. However, our continued compliance with these covenants depends on many factors, and could be impacted by current or future economic conditions, and thus there are no assurances that we will continue to comply with these covenants. Failure to comply with these covenants would result in a default which, if we were unable to obtain a waiver from the lenders, could accelerate our repayment obligations under the Credit Facility and thereby have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay distributions to stockholders.

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

Some of our debt financing arrangements may require us to make lump-sum or “balloon” payments at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or to sell the financed property. At the time the balloon payment is due, we may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment, which could adversely affect the amount of distributions to our stockholders. We have balloon payments of $27.6 million payable during the year ending December 31, 2026.

We mortgage our properties, which subjects us to the risk of foreclosure in the event of non-payment.

We intend to acquire additional properties by using our Credit Facility, long-term private debt financing and long-term mortgage financing, where we will borrow a portion of the purchase price of a potential acquisition and secure the loan with a mortgage on some or all of our existing real property. We look to institutional buyers for our bond issuances and we look to regional banks, insurance companies and other non-bank lenders, and, to a lesser extent, the commercial mortgage backed securities (“CMBS”) market to issue mortgages to finance our real estate activities. For the year ended December 31, 2025, we obtained approximately $85.0 million of long-term private debt financing, which we used to acquire additional properties and repay our revolving credit facility and bank term loans. If we are unable to make our debt payments as required, a mortgage lender could foreclose on the property securing its loan. This could cause us to lose part or all of our investment in such property, which in turn could cause the value of our securities or the amount of distributions to our stockholders to be reduced.

We face a risk from the fact that certain of our properties are cross-collateralized.

As of December 31, 2025, the mortgages on certain of our properties were cross-collateralized. To the extent that any of the properties in which we have an interest are cross-collateralized, any default by the property owner subsidiary under the mortgage note relating to the one property will result in a default under the financing arrangements relating to any other property that also provides security for that mortgage note or is cross-collateralized with such mortgage note.

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

We may experience interest rate volatility in connection with mortgage loans on our properties or other variable-rate debt that we may obtain from time to time. Certain of our leases contain escalations based on market interest rates and the interest rate on our Credit Facility is variable. We do not have any variable rate mortgages that are not swapped to fixed rates as of December 31, 2025. Although we seek to mitigate this risk by structuring such provisions to contain a maximum interest rate or escalation rate, as applicable, and generally obtain rate caps and interest rate swaps to limit our exposure to interest rate risk, these features or arrangements do not eliminate this risk. We are also exposed to the effects of interest rate changes as a result of holding cash and cash equivalents in short-term, interest-bearing investments. We have entered into interest rate caps and interest rate swaps to attempt to manage our exposure to interest rate fluctuations on the outstanding Term Loan components of our Credit Facility. Additionally, increases in interest rates, or reduced access to credit markets due, among other things, to more stringent lending requirements or a high level of leverage, may make it difficult for us to refinance our mortgage debt as it matures or limit the availability of mortgage debt, thereby limiting our acquisition and/or refinancing activities. Even in the event that we are able to secure mortgage debt on, or otherwise refinance our mortgage debt, due to increased costs associated with securing financing and other factors beyond our control, we may be unable to refinance the entire mortgage debt as it matures or be subject to unfavorable terms, including higher loan fees interest rates and periodic payments, if we do refinance the mortgage debt. A significant change in interest rates could have an adverse impact on our results of operations.

Adverse changes in our credit ratings could negatively affect our financing activity.

A decline in the credit rating of the $75.0 million senior unsecured 6.47% notes (the “2029 Notes”) and the $85.0 million senior unsecured 5.99% notes (the “2030 Notes”), which we guarantee, will increase our cost of such debt. In addition, our credit ratings can affect the amount of capital we can access, as well as the terms and pricing of any debt we may incur. There can be no assurance that we will be able to maintain our current credit ratings, and in the event our credit ratings are downgraded, we would likely incur higher borrowing costs and may encounter difficulty in obtaining additional financing. Also, a downgrade in our credit ratings may trigger additional payments or other negative consequences under certain of our debt instruments. Adverse changes in our credit ratings could negatively impact our business and, in particular, our refinancing and other capital market activities, our ability to manage debt maturities, our future growth and our development and acquisition activity.

The 2029 Notes, the 2030 Notes, and certain of our other secured loans contain, and any other future indebtedness we incur may contain, various covenants, including business activity restrictions, and the failure to comply with those covenants could materially adversely affect us.

The 2029 Notes, the 2030 Notes, and certain of our other secured loans contain, and any other future indebtedness we incur may contain, certain covenants, which, among other things, restrict our activities, including, the incurrence of indebtedness, disposition of assets, mergers and transactions with affiliates. We are also subject to financial and operating covenants including, as applicable, requirements to maintain certain financial coverage ratios and restrictions on our ability to make distributions to stockholders. Failure to comply with any of these covenants would likely result in a default under the applicable indebtedness that would permit the acceleration of amounts due thereunder and under other indebtedness and foreclosure of properties, if any, serving as collateral therefor. The business activity limitations contained in the various covenants will restrict our ability to engage in some business activities that may otherwise be in our best interests.

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

We have no employees, and are therefore dependent on the senior management and other key management members who are employed by our Adviser or Administrator, as applicable, to carry out our business and investment strategies. Our future success depends to a significant extent on the continued service and coordination of our senior management team, particularly David Gladstone, our chairman and chief executive officer, Arthur “Buzz” Cooper, our president, and Gary Gerson, our chief financial officer. Although we, through our Adviser and Administrator, engage in customary mitigating activities, such as succession planning, the death, disability, or the unplanned departure of any of our executive officers or key personnel from the Adviser or Administrator, as applicable, could have a material adverse effect on our ability to implement our business strategy and to achieve our investment objectives.

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

The Advisory Agreement contemplates a quarterly incentive fee based on our FFO (as defined in the Advisory Agreement). Our Adviser has the ability to issue a full or partial waiver of the incentive fee for current and future periods; however, our Adviser is not required to issue any waiver. Any waiver issued by our Adviser is a voluntary, non-contractual, unconditional and irrevocable waiver. Under the amendment of the Advisory Agreement dated January 10, 2023, our Advisor was not entitled to receive an incentive fee for the quarters ended March 31, 2023 and June 30, 2023. Under the amendment of the Advisory Agreement dated July 11, 2023, our Advisor was not entitled to receive an incentive fee for the quarters ended September 30, 2023 and December 31, 2023. No waivers were required, as the incentive fees for the 12-month period were contractually eliminated. For the years ended December 31, 2025 and 2024, our Adviser issued a voluntary waiver of a portion of the incentive fee of $1.5 million and $2.3 million, respectively. If our Adviser does not issue other voluntary waivers in future quarters, it could negatively impact our earnings and may compromise our ability to maintain our current level of, or increase, distributions to our stockholders, which could have a material adverse impact on the market price of our securities.

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

In particular, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investment in securities (other than government securities, securities of taxable REIT subsidiaries (“TRSs”) and qualified real estate assets) generally cannot include more than 10% by voting power or vote of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, securities of TRSs and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% (20% for taxable years beginning after December 31, 2017 and before January 1, 2026) of the value of our total assets can be represented by the securities of one or more TRSs.

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

Item 2. Properties.

As of December 31, 2025, we wholly-owned 151 properties, comprised of 17.7 million square feet of rentable space in 27 states. Our properties were 99.1% leased with an average remaining lease term of 7.3 years. See Schedule III - Real Estate and Accumulated Depreciation included elsewhere in this Annual Report on Form 10-K for a detailed listing of the properties in our portfolio.

The following table summarizes the lease expirations by year for our properties for leases in place as of December 31, 2025 (dollars in thousands):

Year of Lease Expiration	Square Feet (1)	Number of Expiring Leases	Lease Revenue for the twelve months ended December 31, 2025	% Expiring
2026	1,386,295	8	$19,103	11.8%
2027	1,136,955	13	18,215	11.3
2028	1,822,647	15	12,772	7.9
2029	1,647,579	17	11,731	7.3
2030	996,574	12	12,063	7.5
Thereafter	10,519,597	78	84,918	52.6
Sold/terminated leases	N/A	N/A	2,534	1.6
	17,509,647	143	$161,336	100.0%
(1)Our vacant square footage totaled 166,316 square feet as of December 31, 2025.
N/A - Not Applicable

The following table summarizes the geographic locations of our properties as of December 31, 2025, 2024, and 2023, respectively (dollars in thousands):

State	Lease Revenue for the twelve months ended December 31, 2025	% of Lease Revenue	Number of Leases for the twelve months ended December 31, 2025	Rentable Square Feet for the twelve months ended December 31, 2025	Lease Revenue for the twelve months ended December 31, 2024	% of Lease Revenue	Number of Leases for the twelve months ended December 31, 2024	Rentable Square Feet for the twelve months ended December 31, 2024	Lease Revenue for the year ended December 31, 2023	% of Lease Revenue	Number of Leases for the year ended December 31, 2023	Rentable Square Feet for the year ended December 31, 2023
Texas	$25,454	15.8%	17	1,723,160	$18,772	12.6%	15	1,367,382	$17,847	12.1%	14	1,473,264
Pennsylvania	21,419	13.3	11	2,420,790	20,209	13.5	11	2,420,790	14,809	10.0	10	2,267,847
Florida	17,489	10.8	9	1,045,404	17,228	11.5	9	1,045,404	19,387	13.1	9	1,045,404
Ohio	13,487	8.4	15	1,197,505	12,267	8.2	15	1,197,505	14,347	9.7	15	1,312,291
Georgia	9,439	5.9	12	1,102,054	12,132	8.1	9	1,660,655	12,061	8.2	11	1,686,986
Alabama	8,689	5.4	6	1,107,654	8,675	5.8	6	1,107,654	8,793	6.0	6	1,107,654
North Carolina	8,577	5.3	9	1,479,430	9,464	6.3	10	1,539,430	9,340	6.3	10	1,539,430
Michigan	8,073	5.0	10	1,341,513	6,833	4.6	6	973,638	6,487	4.4	6	973,638
Colorado	7,506	4.7	4	482,481	7,480	5.0	4	482,481	7,480	5.1	4	482,481
Wisconsin	5,761	3.6	3	951,083	1,815	1.2	2	647,092	1,728	1.2	2	647,092
All Other States	35,442	21.8	47	4,824,889	34,513	23.2	45	4,457,856	35,305	23.9	50	4,523,182
	$161,336	100.0%	143	17,675,963	$149,388	100.0%	132	16,899,887	$147,584	100.0%	137	17,059,269

The following table summarizes lease revenue by tenant industries for the years ended December 31, 2025, 2024 and 2023 (dollars in thousands):

	For the year ended December 31,
	2025		2024		2023
Industry Classification	Lease Revenue	Percentage of Lease Revenue	Lease Revenue	Percentage of Lease Revenue	Lease Revenue	Percentage of Lease Revenue
Automotive	$24,534	15.2%	$21,617	14.5%	$20,697	14.0%
Diversified/Conglomerate Services	20,285	12.6	23,584	15.8	18,379	12.5
Buildings and Real Estate	15,437	9.6	14,800	9.9	9,667	6.6
Telecommunications	14,030	8.7	13,401	9.0	21,306	14.1
Beverage. Food & Tobacco	12,918	8.0	5,829	3.9	5,724	3.9
Diversified/Conglomerate Manufacturing	12,126	7.5	9,969	6.7	10,648	7.2
Personal, Food & Miscellaneous Services	10,481	6.5	9,554	6.4	9,382	6.4
Banking	8,949	5.5	9,366	6.3	9,538	6.5
Machinery	7,375	4.6	7,393	4.9	5,874	4.0
Personal & Non-Durable Consumer Products	7,317	4.5	7,440	5.0	7,648	5.2
Healthcare	7,217	4.5	8,180	5.5	11,156	7.6
Chemicals, Plastics & Rubber	5,399	3.3	5,391	3.6	5,365	3.6
Containers, Packaging & Glass	4,727	2.9	4,620	3.1	4,065	2.8
Electronics	2,829	1.8	1,176	0.8	1,145	0.8
Childcare	2,294	1.4	2,293	1.5	2,292	1.6
Information Technology	2,288	1.4	2,288	1.5	2,439	1.7
Printing & Publishing	1,066	0.7	1,065	0.7	930	0.6
Oil & Gas	994	0.6	339	0.2	—	—
Education	577	0.4	590	0.4	836	0.6
Home & Office Furnishings	493	0.3	493	0.3	493	0.3
Total	$161,336	100.0%	$149,388	100.0%	$147,584	100.0%

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

As of February 11, 2026, there were 54,347 beneficial owners of our common stock.

Subject to the approval of our board of directors, we pay distributions on shares of our Senior Common Stock in an amount equal to $1.05 per share per annum, declared daily and paid at the rate of $0.0875 per share per month. The Senior Common Stock is not traded on any exchange or automated quotation system.

As of February 11, 2026, there were 141 beneficial owners of our Senior Common Stock.

Sale of Unregistered Securities

We did not sell unregistered shares of stock during the fiscal year ended December 31, 2025.

Issuer Purchases of Equity Securities

We did not repurchase any stock during the fourth fiscal quarter ended December 31, 2025.

Stock Performance Graph

The following graph compares the cumulative stockholder return (assuming reinvestment of distributions) of our common stock with the Standard and Poor’s 500 Index (“S&P 500”) and the FTSE NAREIT All REIT Index (“FNAR”), which is a market capitalization-weighted index that includes all REITs that are listed on the New York Stock Exchange, the American Stock Exchange or the Nasdaq National Market List. The stock performance graph assumes $100 was invested on December 31, 2020.

	At December 31,
	2020	2021	2022	2023	2024	2025
GOOD	$100.00	$165.45	$129.38	$101.43	$135.27	$96.95
S&P 500	$100.00	$128.26	$109.04	$132.69	$172.54	$199.19
FNAR	$100.00	$139.88	$104.77	$116.80	$121.86	$123.90

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this Form 10-K.

General

We are an externally-advised REIT that was incorporated under the General Corporation Law of the State of Maryland on February 14, 2003. We focus on acquiring, owning, and managing primarily industrial and office properties. Our properties are geographically diversified and our tenants cover a broad cross section of business sectors and range in size from small to very large private and public companies, many of which are corporations that do not have publicly-rated debt. We have historically entered into, and intend in the future to enter into, purchase agreements primarily for real estate having net leases with remaining terms of approximately seven to 20 years and built-in rental rate increases. Under a net lease, the tenant is required to pay most or all operating, maintenance, repair and insurance costs and real estate taxes with respect to the leased property.

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

As of February 18, 2026:

•we owned 151 properties totaling 17.7 million square feet of rentable space, located in 27 states;
•our occupancy rate was 99.1%;
•the weighted average remaining term of our mortgage debt was 2.5 years and the weighted average interest rate was 4.21%;
•the weighted average remaining term of our senior unsecured notes was 4.4 years, and the weighted average interest rate was 6.22%; and
•the average remaining lease term of the portfolio was 7.3 years.

Business Environment

The business environment stabilized late in 2025 as interest rate volatility eased. After holding its benchmark rate steady for much of the year, the Federal Reserve implemented a 25 basis point cut in each of September, October, and December, lowering the federal funds target range in aggregate by 75 basis points to 3.50% to 3.75% by year-end. Subsequent to year end, the Federal Reserve held rates unchanged. Lower short-term rates improved sentiment in commercial real estate late in the year, though financing conditions remained selective and transaction activity limited. Liquidity showed modest improvement in the fourth quarter of 2025, but pricing gaps persisted and activity varied by property type. We expect conditions to remain generally consistent with those experienced in the fourth quarter of 2025, with interest rates, access to debt capital, and transaction activity remaining key factors.

According to Cushman & Wakefield plc (“Cushman”), industrial demand strengthened through the fourth quarter of 2025, marking a second consecutive quarter with net absorption exceeding 50 million square feet. Fourth quarter of 2025 net absorption totaled 54.5 million square feet, representing a 29% increase year over year and contributing to total 2025 absorption of 176.8 million square feet, a 16.3% increase compared to the prior year. Nationwide industrial vacancy remained stable at 7.1% for the third consecutive quarter, signaling that demand continued to catch up with a moderating supply pipeline.

National industrial rent growth slowed to 1.5% year over year in the fourth quarter of 2025, the lowest growth rate since early 2020. While rent growth moderated, approximately 40% of U.S. markets continued to report positive year over year rent growth. According to Cushman, new construction deliveries totaled approximately 280 million square feet in 2025, the lowest annual level in eight years, reflecting reduced speculative development activity and a greater share of build to suit projects, which may support vacancy stabilization and rental growth over time.

We collected 100% of all outstanding base rent for calendar year 2025. We believe this reflects the strength of our credit underwriting and ongoing asset management. Our tenant base remains diversified, with limited exposure to tenants in the retail, hospitality, airlines, and oil and gas industries. As of December 31, 2025, our 151 properties were located across 27 states, which we believe helps limit exposure to regional economic, regulatory, or weather-related risks in any one geographic market or area. While we received rent modification requests from certain of our tenants in the past, and it is possible we may receive additional requests in the future, occupancy increased to 99.1% at December 31, 2025.

During 2025, we continued to strengthen our balance sheet and liquidity position. In October 2025, we amended, extended, and upsized our Credit Facility from $525.0 million to $600.0 million, with an option to further increase the facility to $850.0 million. Further, in December 2025, our Operating Partnership issued $85.0 million in a private placement of the 5.99% 2030 Notes. We believe we currently have adequate liquidity in the near term, and we believe that our cash on hand combined with the availability on our Credit Facility is sufficient to cover all near-term debt obligations and operating expenses and to continue our industrial property focused growth strategy. As of December 31, 2025, we had $73.6 million in available liquidity via our revolving credit facility and cash on hand and were in compliance with all of our debt covenants.

We completed $207.9 million of industrial acquisitions during the year ended 2025, consisting of ten facilities totaling approximately 1.6 million square feet, with a weighted average capitalization rate of 8.88% and a weighted average lease term of 15.9 years at acquisition. We also renewed or extended approximately 1.2 million square feet of leases during the year ended 2025, and sold two properties.

Other Business Environment Considerations

Broader economic and geopolitical uncertainty due to recent world events and tariffs continues to influence tenant decision making, particularly for industrial users evaluating supply chain resiliency and domestic production needs. While shifts toward onshoring and advanced manufacturing may support long term industrial demand, these decisions typically require extended planning and capital investment and may take time to translate into leasing activity. These uncertain times create both risks and opportunities for us and our tenants, and we believe we are well-capitalized and positioned to take advantage. The environmental landscape remains unpredictable due to the increase in intensity of weather patterns, including hurricanes. We continue to monitor our properties and have not seen any significant impact to our properties in Florida, Georgia, North Carolina, South Carolina, Tennessee, and Texas from the recent hurricane season.

Operationally, we remain focused on maintaining high occupancy through lease renewals and releasing activity, managing upcoming lease expirations, and addressing upcoming debt maturities. At December 31, 2025, we had four partially vacant buildings and no fully vacant buildings. We continue to actively market the limited remaining vacant space and monitor tenant credit performance across the portfolio. We believe our lease expiration schedule for 2026 is manageable as it equates to 11.8% of annual lease revenue at December 31, 2025.

Our ability to make new investments depends on our access to capital and financing markets. While lending standards remain selective, we believe the Company maintains access to multiple sources of capital, including long-term unsecured notes in the private placement market, long-term mortgage loans secured by properties, bank facilities, and borrowings under our Credit Facility. We continue to evaluate financing options and capital allocation decisions with a focus on maintaining balance sheet flexibility and a conservative liquidity profile.

Recent Developments

Sale Activity

During the year ended December 31, 2025, we continued to execute our capital recycling program, whereby we sold properties and redeployed proceeds to either fund property acquisitions in our target secondary growth markets, or repay outstanding debt. We expect to continue to execute our capital recycling plan and sell properties as reasonable disposition opportunities become available. During the year ended December 31, 2025, we sold two properties, located in Hickory, North Carolina and Oklahoma City, Oklahoma, which are summarized in the table below (dollars in thousands):

Aggregate Square Footage Sold	Aggregate Sales Price	Aggregate Sales Costs	Aggregate Impairment Charge for the Twelve Months Ended December 31, 2025	Aggregate Gain on Sale of Real Estate, net
116,000	$8,025	$487	$9	$367

On April 30, 2025, we completed the transaction to sell our 676,031 square foot property in Tifton, Georgia for $18.5 million, incurring $0.3 million in closing costs, which are included in other expense in the consolidated statements of operations and comprehensive income for the year ended December 31, 2025. During the year ended December 31, 2024, we recorded a sales-type lease receivable on this property and derecognized the carrying value of this property, recognizing a $3.9 million selling profit from sales-type lease, net, that was included in the gain on sale of real estate, net, in the consolidated statement of operations.

On January 12, 2026, we sold a portion of a land parcel at one of our Ocala, Florida properties for $2.0 million. We realized a $1.8 million gain on sale, net.

Acquisition Activity

During the year ended December 31, 2025, we acquired 19 properties, which are summarized below (dollars in thousands):

Aggregate Square Footage	Weighted Average Remaining Lease Term at Time of Acquisition	Aggregate Purchase Price	Aggregate Capitalized Acquisition Expenses	Aggregate Annualized GAAP Fixed Lease Payments
1,568,107	15.9 years	$207,905	$1,205	$18,351

Leasing Activity

During the year ended December 31, 2025, we executed 16 lease extensions and/or modifications, which are summarized below (dollars in thousands):

Aggregate Square Footage	Weighted Average Remaining Lease Term		Aggregate Annualized GAAP Fixed Lease Payments	Aggregate Tenant Improvement	Aggregate Leasing Commissions
1,189,916	7.6 years	(1)	$15,860	$6,889	$3,289
(1)Weighted average remaining lease term is weighted according to the annualized GAAP rent earned by each lease. Our leases have remaining terms ranging from 0.7 years to 11.7 years.

During the year ended December 31, 2025, we had one lease termination, which is summarized below (dollars in thousands):

Aggregate Square Footage Reduced	Aggregate Accelerated Rent	Aggregate Accelerated Rent Recognized through December 31, 2025
39,417	$1,551	$1,551

Financing Activity

During the year ended December 31, 2025, we repaid two mortgages, collateralized by two properties, which are summarized below (dollars in thousands):

Aggregate Variable Rate Debt Repaid	Weighted Average Interest Rate on Variable Rate Debt Repaid
$7,181	SOFR +	2.25%

Aggregate Fixed Rate Debt Repaid	Weighted Average Interest Rate on Fixed Rate Debt Repaid
$3,089	4.59%

On May 30, 2025, the Operating Partnership entered into a Term Loan Agreement with KeyBank in connection with the $20.0 million Term Loan D. Term Loan D was unsecured and had a maturity date of May 30, 2027 and a SOFR spread ranging from 155 to 200 basis points throughout the life of the loan. The proceeds from Term Loan D were used to pay down the Revolver. As discussed below, we repaid the full principal balance of Term Loan D in connection with the Credit Facility amendment that occurred on October 10, 2025.

On September 18, 2025, we amended our Credit Facility, increasing our Revolver from $125.0 million to $155.0 million. We incurred fees of approximately $0.5 million in connection with the increase to our Credit Facility. The increased credit availability was used, in part, to fund a nine-property portfolio acquisition that closed on September 30, 2025.

On October 10, 2025, we amended, extended, and upsized our Credit Facility, increasing our Revolver from $155.0 million to $200.0 million (and its term to October 2029), decreasing the principal balance of Term Loan A from $160.0 million to $125.0 million (and extending its term to October 2029), increasing the principal balance of Term Loan B from $60.0 million to $143.3 million (and its term to February 2030), decreasing the principal balance of Term Loan C from $150.0 million to $131.7 million, and repaying the full principal balance of our Term Loan D. The SOFR spread increased by 10 basis points, ranging from 140 to 210 basis points for the Revolver and 135 to 205 basis points for the Term Loans, depending on our leverage. We incurred fees of approximately $4.2 million in connection with amending, extending, and upsizing our Credit Facility. The Credit Facility’s new (and current) bank syndicate is comprised of KeyBank, Fifth Third Bank, The Huntington National Bank, Bank of America, Synovus Bank, PNC Bank, Webster Bank, and S&T Bank.

On December 15, 2025, we and the Operating Partnership entered into a Note Purchase Agreement with the institutional investors named therein, to issue an aggregate $85.0 million of our 2030 Notes. The proceeds were used to repay the Revolver by $80.3 million.

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

On March 3, 2023, we entered into the 2023 Common Stock Sales Agreement, with the Common Stock Sales Agents. In connection with the 2023 Common Stock Sales Agreement, we filed prospectus supplements dated March 3, 2023 and March 7, 2023, to the prospectus dated November 23, 2022, with the SEC, for the offer and sale of an aggregate offering amount of $250.0 million of common stock. During the year ended December 31, 2025, we did not sell any shares of common stock under the 2023 Common Stock Sales Agreement.

On March 26, 2024, we entered into the 2024 Common Stock Sales Agreement, which amended the 2023 Common Stock Sales Agreement and permits shares of common stock to be issued pursuant to the 2024 Common Stock Sales Agreement under the Company’s 2024 Registration Statement, and future registration statements on Form S-3. In connection with the 2024 Common Stock Sales Agreement, we filed a prospectus supplement with the SEC dated March 26, 2024, to the prospectus dated March 21, 2024, for the offer and sale of an aggregate offering amount of $250.0 million of common stock. On August 12, 2025, we entered into Amendment No. 2 (“Amendment No. 2”) to the 2024 Common Stock Sales Agreement which, among other things, (i) removed Baird as a Common Stock Sales Agent and (ii) added Huntington Securities, Inc. (“Huntington”) as a Common Stock Sales Agent. After giving effect to Amendment No. 2, the Common Stock Sales Agents are BofA, Goldman Sachs, KeyBanc, Fifth Third, and Huntington. In connection with Amendment No. 2, we filed a prospectus supplement with the SEC dated August 12, 2025, which updates and supplements the prospectus supplement dated March 26, 2024, for the offer and sale of an aggregate offering amount of $250.0 million of common stock under the 2024 Registration Statement. During the year ended December 31, 2025, we sold 4,412,814 shares of common stock, raising approximately $61.0 million in net proceeds under the 2024 Common Stock Sales Agreement, as amended.

Series E Preferred ATM Program

We previously had an At-the-Market Equity Offering Sales Agreement (the “Series E Preferred Stock Sales Agreement”) with sales agents Baird, Goldman Sachs, Stifel, Fifth Third, and U.S. Bancorp Investments, Inc., pursuant to which we could, from time to time, offer to sell shares of our Series E Preferred Stock, in an aggregate offering price of up to $100.0 million (the “Series E Preferred ATM Program”). We did not sell any shares of our Series E Preferred Stock pursuant to the Series E Preferred Stock Sales Agreement during the year ended December 31, 2025, as we terminated the Series E Preferred Stock Sales Agreement effective February 10, 2023 in connection with the expiration of the 2020 Registration Statement on February 11, 2023.

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

Preferred Series F Continuous Offering

On February 20, 2020, we filed with the Maryland Department of Assessments and Taxation Articles Supplementary (i) setting forth the rights, preferences and terms of the Series F Preferred Stock and (ii) reclassifying and designating 26,000,000 shares of the Company’s authorized and unissued shares of common stock as shares of Series F Preferred Stock. The reclassification decreased the number of shares classified as common stock from 86,290,000 shares immediately prior to the reclassification to 60,290,000 shares immediately after the reclassification. We sold 15,700 shares of our Series F Preferred Stock, raising $0.4 million in net proceeds, pursuant to the 2024 Registration Statement, during the year ended December 31, 2025.

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

On June 23, 2021, the Operating Partnership adopted the Third Amendment to its Second Amended and Restated Agreement of Limited Partnership, including Exhibit SGP thereto (collectively, the “Third Amendment”), establishing the rights, privileges, and preferences of 6.00% Series G Cumulative Redeemable Preferred Units, a newly-designated class of limited partnership interests (the “Series G Term Preferred Units”). The Third Amendment provides for the Operating Partnership’s establishment and issuance of an equal number of Series G Term Preferred Units as are issued shares of Series G Preferred Stock by the Company in connection with the offering of Series G Preferred Stock upon the Company’s contribution to the Operating Partnership of the net proceeds of the offering of Series G Preferred Stock. Generally, the Series G Term Preferred Units provided for under the Third Amendment have preferences, distribution rights, and other provisions substantially equivalent to those of the Series G Preferred Stock.

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

On July 11, 2023, the Company then entered into the Eighth Amended Advisory Agreement, as approved unanimously by our Board of Directors, including specifically, our independent directors. The Eighth Amended Advisory Agreement contractually eliminated the payment of the incentive fee for the quarters ended September 30, 2023 and December 31, 2023. In addition, the Eighth Amended Advisory Agreement also clarified that for any future quarter whereby an incentive fee would exceed by greater than 15% of the average quarterly incentive fee paid, the measurement would be versus the last four quarters where an incentive fee was actually paid. The calculation of the other fees remained unchanged.

For the years ended December 31, 2023, the contractually eliminated incentive fee would have been $4.6 million.

Non-controlling Interests in Operating Partnership

As of December 31, 2025 and 2024, we owned approximately 99.9% and 99.9%, respectively, of the outstanding OP Units. During the year ended December 31, 2024, we redeemed 271,169 OP units for an equivalent amount of common stock.

The Operating Partnership is required to make distributions on each OP Unit in the same amount as those paid on each share of the Company’s common stock, with the distributions on the OP Units held by the Company being utilized to make distributions to the Company’s common stockholders.

As of December 31, 2025 and 2024, there were 39,474 and 39,474 outstanding OP Units held by Non-controlling OP Unitholders, respectively.

Our Adviser and Administrator

The Adviser is led by a management team with extensive experience purchasing real estate and originating mortgage loans. Our Adviser and Administrator are controlled by Mr. Gladstone, who is also our chairman and chief executive officer. Mr. Gladstone also serves as the chairman and chief executive officer of both our Adviser and Administrator. Mr. Cooper, our president, also serves as executive vice president of commercial and industrial real estate of our Adviser. Our Administrator employs our chief financial officer, treasurer, chief compliance officer, and co-general counsels and co-secretaries (one of whom also serves as our Administrator’s president, co-general counsel, and co-secretary, as well as executive vice president of administration of our Adviser) and their respective staffs.

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

Advisory Agreement

Under the terms of the Eighth Amended Advisory Agreement, we continue to be responsible for all expenses incurred for our direct benefit. Examples of these expenses include legal, accounting, interest, directors’ and officers’ insurance, stock transfer services, stockholder-related fees, consulting and related fees. In addition, we are also responsible for all fees charged by third parties that are directly related to our business, which include real estate brokerage fees, mortgage placement fees, lease-up fees and transaction structuring fees (although we may be able to pass some or all of such fees on to our tenants and borrowers). Our entrance into the Advisory Agreement and each amendment thereto (including the Eighth Amended Advisory Agreement) has been approved unanimously by our Board of Directors. Our Board of Directors reviews and considers renewing the agreement with our Adviser annually, typically during the month of July. During its July 2025 meeting, our Board of Directors reviewed and renewed the Advisory Agreement and Administration Agreement for an additional year, through August 31, 2026.

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

On July 11, 2023, we then entered into the Eighth Amended Advisory Agreement, as approved unanimously by our Board of Directors, including specifically, our independent directors. The Eighth Amended Advisory Agreement contractually eliminated the payment of the incentive fee for the quarters ended September 30, 2023 and December 31, 2023. In addition, the Eighth Amended Advisory Agreement also clarified that for any future quarter whereby an incentive fee would exceed by greater than 15% of the average quarterly incentive fee paid, the measurement would be versus the last four quarters where an incentive fee was actually paid. The calculation of the other fees remained unchanged.

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

Capital Gain Fee

Under the Advisory Agreement, we will pay to the Adviser a capital gains-based incentive fee that will be calculated and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement). In determining the capital gain fee, we will calculate aggregate realized capital gains and aggregate realized capital losses for the applicable time period. For this purpose, aggregate realized capital gains and losses, if any, equals the realized gain or loss calculated by the difference between the sales price of the property, less any costs to sell the property and the current gross value of the property (equal to the property’s original acquisition price plus any subsequent non-reimbursed capital improvements) of the disposed property. At the end of the fiscal year, if this number is positive, then the capital gain fee payable for such time period shall equal 15.0% of such amount. No capital gains fee was recognized during the years ended December 31, 2025, 2024, and 2023.

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

Administration Agreement

Under the terms of the Administration Agreement, we pay separately for our allocable portion of our Administrator’s overhead expenses in performing its obligations to us including, but not limited to, rent and our allocable portion of the salaries and benefits expenses of our Administrator’s employees, including, but not limited to, our chief financial officer, treasurer, chief compliance officer, chief administrative officer, co-general counsels and co-secretaries (one of whom also serves as our Administrator’s president), and their respective staffs. Our allocable portion of the Administrator’s expenses are generally derived by multiplying our Administrator’s total expenses by the approximate percentage of time the Administrator’s employees perform services for us in relation to their time spent performing services for all companies serviced by our Administrator under contractual agreements. We believe that the methodology of allocating the Administrator’s total expenses by approximate percentage of time services were performed among all companies serviced by our Administrator more closely approximates fees paid to actual services performed.

Critical Accounting Estimates

The preparation of our financial statements in accordance with GAAP, requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1, “Organization, Basis of Presentation and Significant Accounting Policies,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, as well as a summary of recently issued accounting pronouncements and their expected impact to our current and future financial statements. There were no material changes to our critical accounting policies during the year ended December 31, 2025.

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

Real Estate Impairment Evaluation - Held and Used

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

Using the methodology discussed above, we evaluated our entire portfolio, as of December 31, 2025, for any impairment indicators and performed an impairment analysis on select properties that had an indication of impairment. See Note 4 - Real Estate Dispositions, Held for Sale, and Impairment Charges - Impairment Charges of the accompanying consolidated financial statements.

We will continue to monitor our portfolio for any other indicators of impairment.

Results of Operations

The weighted average yield on our total portfolio, which was 8.5% and 8.6% at December 31, 2025 and 2024, respectively, is calculated by taking the annualized straight-line rents plus operating expense recoveries, reflected as lease revenue on our consolidated statements of operations and other comprehensive income, less property operating expenses, of each acquisition since inception, as a percentage of the acquisition cost plus subsequent capital improvements. The weighted average yield does not account for the interest expense incurred on the mortgages placed on our properties or other types of existing indebtedness.

A comparison of our operating results for the year ended December 31, 2025 and 2024 is below (dollars in thousands, except per share amounts):

	For the year ended December 31,
	2025	2024	$ Change	% Change
Operating revenues
Lease revenue	$161,336	$149,388	$11,948	8.0%
Total operating revenues	$161,336	$149,388	$11,948	8.0%
Operating expenses
Depreciation and amortization	$58,245	$55,786	$2,459	4.4%
Property operating expenses	28,625	25,418	3,207	12.6%
Base management fee	6,641	6,111	530	8.7%
Incentive fee	2,765	4,488	(1,723)	(38.4)%
Administration fee	2,581	2,567	14	0.5%
General and administrative	4,040	3,879	161	4.2%
Impairment charge	9	6,822	(6,813)	(99.9)%
Total operating expense before incentive fee waiver	$102,906	$105,071	$(2,165)	(2.1)%
Incentive fee waiver	(1,517)	(2,263)	746	(33.0)%
Total operating expenses	$101,389	$102,808	$(1,419)	(1.4)%
Other (expense) income
Interest expense	$(41,914)	$(37,395)	$(4,519)	12.1%
Gain on sale of real estate, net	367	14,229	(13,862)	(97.4)%
Gain on debt extinguishment, net	—	300	(300)	(100.0)%
Other income	892	326	566	173.6%
Total other expense, net	$(40,655)	$(22,540)	$(18,115)	80.4%
Net income	$19,292	$24,040	$(4,748)	(19.8)%
Distributions attributable to Series E, F, and G preferred stock	(12,299)	(12,440)	141	(1.1)%
Distributions attributable to senior common stock	(406)	(420)	14	(3.3)%
Gain (loss) on extinguishment of Series F preferred stock	10	(14)	24	(171.4)%
Net income available to common stockholders and Non-controlling OP Unitholders	$6,597	$11,166	$(4,569)	(40.9)%
Net income available to common stockholders and Non-controlling OP Unitholders per weighted average share and unit - basic & diluted	$0.14	$0.27	$(0.13)	(48.1)%
FFO available to common stockholders and Non-controlling OP Unitholders - basic (1)	$64,484	$59,245	$5,239	8.8%
FFO available to common stockholders and Non-controlling OP Unitholders - diluted (1)	$64,890	$59,665	$5,225	8.8%
FFO per weighted average share of common stock and Non-controlling OP Unit - basic (1)	$1.38	$1.41	$(0.03)	(2.1)%
FFO per weighted average share of common stock and Non-controlling OP Unit - diluted (1)	$1.38	$1.41	$(0.03)	(2.1)%
(1)Refer to the “Funds from Operations” section below within the Management’s Discussion and Analysis section for the definition of FFO and FFO, as adjusted for comparability.

Same Store Analysis

For the purposes of the following discussion, same store properties are properties we owned as of January 1, 2024, which have not been subsequently vacated or disposed. Acquired and disposed properties are properties which were either acquired, disposed of or classified as held for sale at any point subsequent to December 31, 2023. Properties with vacancy are properties that were fully vacant or had greater than 5% vacancy, based on square footage, at any point subsequent to January 1, 2024.

Operating Revenues

	For the year ended December 31,
	(Dollars in Thousands)
Lease Revenues	2025	2024	$ Change	% Change
Same Store Properties	$130,126	$125,128	$4,998	4.0%
Acquired & Disposed Properties	14,699	7,232	7,467	103.2%
Properties with Vacancy	16,511	17,028	(517)	(3.0)%
	$161,336	$149,388	$11,948	8.0%

Lease revenues consist of rental income and operating expense recoveries earned from our tenants. Lease revenues from same store properties increased for the year ended December 31, 2025, due to an increase in recovery revenue from property operating expenses and an increase in rental rates from leasing activity subsequent to the year ended December 31, 2024, partially offset by a settlement received at one of our properties related to deferred maintenance in the prior period. Lease revenues increased for acquired and disposed of properties for the year ended December 31, 2025, as compared to the year ended December 31, 2024, primarily due to an increase in recovery revenue from property expenses and an increase in rental rates on the 19 properties acquired subsequent to December 31, 2024. Lease revenues decreased for properties with vacancy for the year ended December 31, 2025, mainly due to a loss of rental revenue from increased vacancy, partially offset by an increase in variable lease payments.

Operating Expenses

Depreciation and amortization expense increased for the year ended December 31, 2025, as compared to the year ended December 31, 2024, due to an increase in depreciation and amortization expense on the 19 properties acquired subsequent to December 31, 2024. This was partially offset by the reduced depreciation and amortization expense from the nine property sales during and subsequent to December 31, 2024.

	For the year ended December 31,
	(Dollars in Thousands)
Property Operating Expenses	2025	2024	$ Change	% Change
Same Store Properties	$20,355	$16,795	$3,560	21.2%
Acquired & Disposed Properties	543	1,029	(486)	(47.2)%
Properties with Vacancy	7,727	7,594	133	1.8%
	$28,625	$25,418	$3,207	12.6%

Property operating expenses consist of franchise taxes, management fees, insurance, ground lease payments, property maintenance and repair expenses paid on behalf of tenants at certain of our properties. Property operating expenses increased for same store properties for the year ended December 31, 2025, as compared to the year ended December 31, 2024, as a result of general cost increases due to the inflationary environment and increased repair expenses during the year. The decrease in property operating expenses on acquired and disposed of properties for the year ended December 31, 2025, as compared to the year ended December 31, 2024, is a result of a decrease in property operating expenses in relation to properties held for sale or sold during the year that were fully or partially vacant. The increase in property operating expenses for properties with vacancy for the year ended December 31, 2025, as compared to the year ended December 31, 2024, is a result of general cost increases due to the inflationary environment.

The base management fee paid to the Adviser increased for the year ended December 31, 2025, as compared to the year ended December 31, 2024, due to an increase in gross tangible real estate, the main component of the base management fee calculation under the Eighth Amended Advisory Agreement, from property acquisitions and capital projects. The calculation of the base management fee is described in detail above within “Advisory and Administration Agreements.”

The net incentive fee paid to the Adviser decreased for the year ended December 31, 2025, as compared to the year ended December 31, 2024, due to the Adviser unconditionally waiving a larger portion of the incentive fee during the prior period. The calculation of the incentive fee is described in detail above within “Advisory and Administration Agreements.”

The administration fee paid to the Administrator increased slightly for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The slight increase is a result of our Administrator incurring greater costs that are allocated to the Company. The calculation of the administration fee is described in detail above within “Advisory and Administration Agreements.”

General and administrative expenses increased for the year ended December 31, 2025, as compared to the year ended December 31, 2024, primarily as a result of an increase in professional fee expenses, partially offset by a decrease in travel and advertising expenses.

We recorded an impairment charge during the year ended December 31, 2025 on one property, as we had determined the carrying value of this property was in excess of the fair market value and not recoverable. Accordingly, we impaired this property to fair market value. We recorded an impairment charge on three properties during the year ended December 31, 2024.

Other Income and Expenses

Interest expense increased for the year ended December 31, 2025, as compared to the year ended December 31, 2024. This increase is primarily the result of increased interest costs on variable rate debt, as a result of larger amounts drawn on the Credit Facility, writing off deferred financing fees as part of the credit facility amendment, and new interest expense on the 2029 Notes and 2030 Notes.

The gain on sale of real estate, net, during the year ended December 31, 2025 is a result of the sale of two properties. The gain on sale of real estate, net, during the year ended December 31, 2024 was a result of the sale of seven properties and a selling profit from sales-type leases related to one lease. The gain on debt extinguishment, net, during the year ended December 31, 2024 was recognized in conjunction with two of our sales.

Other income increased during the year ended December 31, 2025, as compared to the year ended December 31, 2024, mainly due to nonrecurring income items that occurred during the year ended December 31, 2025.

Net Income Available to Common Stockholders and Non-controlling OP Unitholders

Net income available to common stockholders and Non-controlling OP Unitholders decreased for the year ended December 31, 2025, as compared to the year ended December 31, 2024, primarily due to the gain on sale, net, from the prior period coupled with an increase in interest expense and depreciation expense in the current period. This was partially offset by an increase in recovery revenue from property expenses, an increase in rental rates from leasing activity, a decrease in the net incentive fee payable to the Adviser, and higher impairment charges in the prior period.

A discussion of the results of operations for the year ended December 31, 2023 is found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 18, 2025, which is available free of charge on the SEC's website at www.sec.gov and on the investors section of our website at www.GladstoneCommercial.com.

Liquidity and Capital Resources

Overview

Our sources of liquidity include cash flows from operations, cash and cash equivalents, borrowing capacity under our Revolver and through issuance of additional equity securities. Our available liquidity as of December 31, 2025, was $73.6 million, including $10.8 million in cash and cash equivalents and an available borrowing capacity of $62.8 million under our Revolver. Our available borrowing capacity under the Revolver decreased to $60.0 million as of February 18, 2026.

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

We believe that our available liquidity is sufficient to fund our distributions to stockholders, pay the debt service costs, and fund our current operating costs in the near term. We also believe we will be able to refinance our mortgage debt, bank debt, and long-term private debt as they mature. Additionally, to satisfy our short-term obligations, we may request credits to our management fees that are issued from our Adviser, although our Adviser is under no obligation to provide any such credits, either in whole or in part. We further believe that our cash flow from operations, coupled with the financing capital available to us in the future, is sufficient to fund our long-term liquidity needs.

Equity Capital

The following table summarizes net proceeds raised from our various equity sales during the year ended December 31, 2025 (dollars in thousands, except for share price):

	Net Proceeds	Number of Shares Sold	Weighted Average Share Price
Common Stock ATM Program	$60,960	4,412,814	$14.00
Series F Preferred Stock Continuous Public Offering (1)	356	15,700	24.90
	$61,316	4,428,514
(1)The primary offering of our Series F Preferred Stock terminated according to its terms on June 1, 2025.

As of February 18, 2026, we had the ability to raise up to $1.0 billion of additional equity capital through the sale and issuance of securities that are registered under the 2024 Registration Statement, in one or more future public offerings. We expect to continue to use our 2024 Common Stock Sales Agreement as a source of liquidity in 2026.

Debt Capital

As of December 31, 2025, we had 38 mortgage notes payable in the aggregate principal amount of $251.6 million, collateralized by a total of 44 properties with a remaining weighted average maturity of 2.7 years. The weighted-average interest rate on the mortgage notes payable as of December 31, 2025 was 4.21%.

We continue to see banks and other non-bank lenders willing to issue mortgages for properties comparable to those held in our portfolio on terms that are commercially reasonable. Consequently, we remain focused on obtaining mortgages through insurance companies, regional banks, non-bank lenders and, to a lesser extent, the commercial mortgage backed securities market.

As of December 31, 2025, we had mortgage debt in the aggregate principal amount of $35.4 million payable during 2026 and $95.4 million payable during 2027. The 2026 principal amounts payable include both amortizing principal payments and five balloon principal payments. We anticipate being able to refinance our mortgages that come due during 2026 and 2027 with a combination of new mortgage debt, availability under our Credit Facility, the issuance of long-term unsecured notes in the private placement market, the issuance of additional equity securities under our 2024 Common Stock Sales Agreement, the sale and issuance of other equity securities that are registered under the 2024 Registration Statement, or the sale and issuance of unregistered equity or debt securities. We have successfully repaid $10.3 million of mortgage debt over the past 12 months through property sales or by generating additional availability by adding properties to our unsecured pool under our Credit Facility.

As of December 31, 2025, we also had $75.0 million of the 2029 Notes outstanding and $85.0 million of the 2030 Notes outstanding.

Operating Activities

Net cash provided by operating activities during the year ended December 31, 2025, was $88.2 million, as compared to net cash provided by operating activities of $57.0 million for the year ended December 31, 2024. This change was primarily a result of an increase in operating revenues due to acquisitions and leasing activity, partially offset by an increase in interest expense due to larger amounts drawn on the Credit Facility, the 2029 Notes, and the 2030 Notes. The majority of cash from operating activities is generated from the rental payments and operating expense recoveries that we receive from our tenants. We utilize this cash to fund our property-level operating expenses and use the excess cash primarily for debt and interest payments on our mortgage notes payable, interest payments on our Credit Facility, interest payments on our unsecured notes, distributions to our stockholders, management fees to our Adviser, administration fees to our Administrator and other entity-level operating expenses.

Investing Activities

Net cash used in investing activities during the year ended December 31, 2025, was $221.4 million, which primarily consisted of the acquisition of 19 properties, coupled with the capital improvements performed at certain of our properties, partially offset by proceeds from the sale of real estate. Net cash used in investing activities during the year ended December 31, 2024, was $1.7 million, which primarily consisted of the acquisition of seven properties, coupled with the capital improvements performed at certain of our properties, partially offset by proceeds from the sale of real estate.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2025, was $134.7 million, which primarily consisted of proceeds from our common and preferred equity offerings, mortgage borrowings, net increase in Credit Facility borrowings, and borrowings under unsecured notes, partially offset by the repayment of outstanding mortgage debt, redemptions of Series F Preferred Stock, and distributions paid to our stockholders and Non-controlling OP Unitholders. Net cash used in financing activities during the year ended December 31, 2024, was $56.3 million, which primarily consisted of proceeds from our common and preferred equity offerings, mortgage borrowings, and borrowings under unsecured notes, partially offset by the repayment of outstanding mortgage debt, net decrease in Credit Facility borrowings, and distributions paid to our stockholders and Non-controlling OP Unitholders.

Credit Facility

On August 7, 2013, we procured the Revolver, with KeyBank (serving as a revolving lender, a letter of credit issuer and an administrative agent) for $60.0 million. On October 5, 2015, we added the $25.0 million Term Loan A. On February 11, 2021, we added the $65.0 million Term Loan B. On August 18, 2022, we added the new $140.0 million Term Loan C. The Credit Facility’s bank syndicate was then comprised of KeyBank, Fifth Third Bank, The Huntington National Bank, Bank of America, Synovus Bank, United Bank, First Financial Bank, and S&T Bank.

On September 18, 2025, we amended our Credit Facility, increasing our Revolver from $125.0 million to $155.0 million. We incurred fees of approximately $0.5 million in connection with the increase to our Credit Facility. The increased credit availability was used, in part, to fund a nine-property portfolio acquisition that closed on September 30, 2025.

On October 10, 2025, we amended, extended, and upsized our Credit Facility, increasing our Revolver from $155.0 million to $200.0 million (and its term to October 2029), decreasing the principal balance of Term Loan A from $160.0 million to $125.0 million (and extending its term to October 2029), increasing the principal balance of Term Loan B from $60.0 million to $143.3 million (and its term to February 2030), decreasing the principal balance of Term Loan C from $150.0 million to $131.7 million, and repaying the full principal balance of Term Loan D. The SOFR spread increased by 10 basis points, ranging from 140 to 210 basis points for the Revolver and 135 to 205 basis points for the Term Loans, depending on our leverage. We incurred fees of approximately $4.2 million in connection with amending, extending, and upsizing our Credit Facility. The Credit Facility’s new (and current) bank syndicate is comprised of KeyBank, Fifth Third Bank, The Huntington National Bank, Bank of America, Synovus Bank, PNC Bank, Webster Bank, and S&T Bank.

As of December 31, 2025, there was $437.4 million outstanding under our Credit Facility at a weighted average interest rate of approximately 5.42%, and $2.1 million outstanding letters of credit, at a weighted average interest rate of 1.60%. As of February 18, 2026, the maximum additional amount we could draw under the Credit Facility was $60.0 million. We were in compliance with all covenants under the Credit Facility as of December 31, 2025.

Contractual Obligations

The following table reflects our material contractual obligations as of December 31, 2025 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt Obligations (1)	$848,948	$35,369	$264,492	$534,099	$14,988
Interest on Debt Obligations (2)	152,954	43,658	72,822	35,532	942
Operating Lease Obligations (3)	5,226	460	937	855	2,974
Finance Lease Obligations (4)	7,982	172	356	356	7,098
Purchase Obligations (5)	8,021	7,221	800	—	—
	$1,023,131	$86,880	$339,407	$570,842	$26,002

(1)Debt obligations represent borrowings under our Revolver, which represents $37.4 million of the debt obligation due in 2029, Term Loan A, which represents $125.0 million of the debt obligation due in 2029, Term Loan B, which represents $143.3 million of the debt obligation due in 2030, Term Loan C, which represents $131.7 million of the debt obligation due in 2028, the 2029 Notes, which represents $75.0 million of the debt obligation due in 2029, the 2030 Notes, which represents $85.0 million of the debt obligation due in 2030, and mortgage notes payable that were outstanding as of December 31, 2025. This figure does not include $0.02 million of premiums and (discounts), net, and $5.5 million of deferred financing costs, net, which are reflected in mortgage notes payable, net, borrowings under Term Loan A, Term Loan B, Term Loan C, net, and senior unsecured notes, net, on the consolidated balance sheet.
(2)Interest on debt obligations includes estimated interest on our borrowings under our Revolver, Term Loan A, Term Loan B, Term Loan C, senior unsecured notes, and mortgage notes payable. The balance and interest rate on our Revolver and Term Loan A, Term Loan B, Term Loan C is variable; thus, the interest payment obligation calculated for purposes of this table was based upon rates and balances as of December 31, 2025.
(3)Operating lease obligations represent the ground lease payments due on three of our properties.
(4)Finance lease obligations represent the ground lease payments due on one of our properties.
(5)Purchase obligations consist of tenant and capital improvements at ten of our properties.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of December 31, 2025.

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

The following table provides a reconciliation of our FFO and FFO as adjusted for comparability for the years ended December 31, 2025 and 2024 to the most directly comparable GAAP measure, net income, and a computation of basic and diluted FFO per weighted average total share:

	For the twelve months ended December 31,
	(Dollars in Thousands, Except for Per Share Amounts)
	2025	2024
Calculation of basic FFO per share of common stock and Non-controlling OP Unit
Net income	$19,292	$24,040
Less: Distributions attributable to preferred and senior common stock	(12,705)	(12,860)
Add/Less: Gain (loss) on extinguishment of Series F preferred stock, net	10	(14)
Net income available to common stockholders and Non-controlling OP Unitholders	$6,597	$11,166
Adjustments:
Add: Real estate depreciation and amortization	58,245	55,786
Add: Impairment charge	9	6,822
Less: Gain on sale of real estate, net	(367)	(14,229)
Less: Gain on debt extinguishment, net	—	(300)
FFO available to common stockholders and Non-controlling OP Unitholders - basic	$64,484	$59,245
Weighted average common shares outstanding - basic	46,538,232	41,766,263
Weighted average Non-controlling OP Units outstanding	39,474	157,160
Weighted average common shares and Non-controlling OP Units	46,577,706	41,923,423
Basic FFO per weighted average share of common stock and Non-controlling OP Unit	$1.38	$1.41
Calculation of diluted FFO per share of common stock and Non-controlling OP Unit
Net income	$19,292	$24,040
Less: Distributions attributable to preferred and senior common stock	(12,705)	(12,860)
Add/Less: Gain (loss) on extinguishment of Series F preferred stock, net	10	(14)
Net income available to common stockholders and Non-controlling OP Unitholders	$6,597	$11,166
Adjustments:
Add: Real estate depreciation and amortization	58,245	55,786
Add: Impairment charge	9	6,822
Add: Income impact of assumed conversion of senior common stock	406	420
Less: Gain on sale of real estate, net	(367)	(14,229)
Less: Gain on debt extinguishment, net	—	(300)
FFO available to common stockholders and Non-controlling OP Unitholders plus assumed conversions	$64,890	$59,665
Weighted average common shares outstanding - basic	46,538,232	41,766,263
Weighted average Non-controlling OP Units outstanding	39,474	157,160
Effect of convertible senior common stock	322,315	330,456
Weighted average common shares and Non-controlling OP Units outstanding - diluted	46,900,021	42,253,879
Diluted FFO per weighted average share of common stock and Non-controlling OP Unit	$1.38	$1.41
Distributions declared per share of common stock and Non-controlling OP Unit	$1.20	$1.20

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary risk that we believe we are and will be exposed to is interest rate risk. Certain of our leases contain escalations based on market indices, and the interest rate on our Credit Facility is variable. Although we seek to mitigate this risk by structuring such provisions of our loans and leases to contain a minimum interest rate or escalation rate, as applicable, these features do not eliminate this risk. To that end, we have entered into derivative contracts to cap interest rates for our variable rate notes payable, and we have entered into interest rate swaps whereby we pay a fixed interest rate to our respective counterparty, and receive SOFR in return. For details regarding our rate cap agreements and our interest rate swap agreements, see Note 5 – Mortgage Notes Payable, Credit Facility, and Senior Unsecured Notes of the accompanying consolidated financial statements.

To illustrate the potential impact of changes in interest rates on our net income for the year ended December 31, 2025, we have performed the following analysis, which assumes that our consolidated balance sheet remains constant and that no further actions beyond a minimum interest rate or escalation rate are taken to alter our existing interest rate sensitivity.

The following table summarizes the annual impact of a 1%, 2% and 3% increase, and a 1%, 2% and 3% decrease in SOFR as of December 31, 2025. As of December 31, 2025, our effective average SOFR was 3.87%. The impact of these fluctuations is presented below (dollars in thousands).

Interest Rate Change	(Decrease) increase to Interest Expense	Net increase (decrease) to Net Income
3% Decrease to SOFR	$(1,137)	$1,137
2% Decrease to SOFR	(758)	758
1% Decrease to SOFR	(379)	379
1% Increase to SOFR	379	(379)
2% Increase to SOFR	758	(758)
3% Increase to SOFR	1,137	(1,137)

As of December 31, 2025, the fair value of our mortgage debt outstanding was $240.5 million. Interest rate fluctuations may affect the fair value of our debt instruments. If interest rates on our debt instruments, using rates at December 31, 2025, had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased by $5.4 million and $5.6 million, respectively.

As of December 31, 2025, the fair value of our 2029 Notes outstanding was $75.8 million. Interest rate fluctuations may affect the fair value of our debt instruments. If interest rates on our debt instruments, using rates at December 31, 2025, had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased by $3.3 million and $3.4 million, respectively.

As of December 31, 2025, the fair value of our 2030 Notes outstanding was $84.5 million. Interest rate fluctuations may affect the fair value of our debt instruments. If interest rates on our debt instruments, using rates at December 31, 2025, had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased by $3.7 million and $3.8 million, respectively.

The amount outstanding under the Credit Facility approximates fair value as of December 31, 2025.

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

As of December 31, 2025, approximately $411.6 million of our debt bore interest at fixed rates, as shown in the future principal debt payment table below (dollars in thousands):

	2026	2027	2028	2029	2030	Thereafter	Total
Fixed rate	$35,369	$95,392	$37,433	$109,868	$118,528	$14,988	$411,578
Variable rate	$—	$—	$131,667	$162,370	$143,333	$—	$437,370
	$35,369	$95,392	$169,100	$272,238	$261,861	$14,988	$848,948

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

Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO). Based on our assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

February 18, 2026

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Gladstone Commercial Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Gladstone Commercial Corporation and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and schedule of real estate and accumulated depreciation as of December 31, 2025, appearing under Item 8 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Real Estate Impairment Evaluation – Undiscounted Future Cash Flows

As described in Notes 1, 3, and 4 to the consolidated financial statements, the Company’s consolidated total real estate, net balance was $1.0 billion as of December 31, 2025. During 2025, the Company recognized an impairment charge of $0.01 million. Management periodically reviews the carrying value of each property to determine if circumstances indicate impairment in the carrying value of the investment exists. If circumstances indicate the possibility of impairment, management prepares a projection of the undiscounted future cash flows, without interest charges, of the specific property and determines if the carrying amount of such property is recoverable. In preparing the projection of undiscounted future cash flows, management estimates cap rates, market rental rates, and tenant improvement allowances using information obtained from market comparability studies and other comparable sources, and applies the undiscounted cash flows against the expected holding period. If impairment were indicated, the carrying value of the property would be written down to its estimated fair value based on management’s best estimate of the property’s discounted future cash flows using market derived cap rates, discount rates and market rental rates applied against the expected hold period.

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
February 18, 2026

We have served as the Company’s auditor since 2003.

Gladstone Commercial Corporation
Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Per Share Data)

	December 31, 2025	December 31, 2024
ASSETS
Real estate, at cost	$1,390,445	$1,211,793
Less: accumulated depreciation	359,513	319,646
Total real estate, net	1,030,932	892,147
Lease intangibles, net	115,579	95,107
Real estate and related assets held for sale	11,260	4,363
Cash and cash equivalents	10,810	10,956
Restricted cash	5,781	4,118
Funds held in escrow	5,336	5,367
Right-of-use assets from operating leases	3,707	3,961
Right-of-use assets from finance leases, net	2,877	—
Deferred rent receivable, net	47,922	45,324
Sales-type lease receivable, net	—	18,618
Other assets	12,729	14,387
TOTAL ASSETS	$1,246,933	$1,094,348
LIABILITIES, MEZZANINE EQUITY AND EQUITY
LIABILITIES
Mortgage notes payable, net	$250,193	$269,579
Borrowings under Revolver	37,370	1,900
Borrowings under Term Loan A, Term Loan B and Term Loan C, net	397,702	347,948
Senior unsecured notes, net	158,201	73,958
Deferred rent liability, net	17,191	21,996
Operating lease liabilities	3,816	4,063
Finance lease liabilities	2,964	—
Asset retirement obligation	5,363	5,061
Accounts payable and accrued expenses	10,959	13,198
Liabilities related to assets held for sale	397	—
Due to Adviser and Administrator (1)	3,223	2,540
Other liabilities	17,621	12,763
TOTAL LIABILITIES	$905,000	$753,006
Commitments and contingencies (2)
MEZZANINE EQUITY
Series E and G redeemable preferred stock, net, par value $0.001 per share; $25 per share liquidation preference; 10,750,886 and 10,750,886 shares authorized; and 7,052,334 and 7,052,334 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively (3)	$170,041	$170,041
TOTAL MEZZANINE EQUITY	$170,041	$170,041
EQUITY
Senior common stock, par value $0.001 per share; 950,000 shares authorized; and 379,223 and 389,190 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively (3)	$1	$1
Common stock, par value $0.001 per share, 62,599,663 and 62,400,887 shares authorized; and 48,406,993 and 43,986,038 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively (3)	48	44
Series F redeemable preferred stock, par value $0.001 per share; $25 per share liquidation preference; 25,699,451 and 25,898,227 shares authorized; and 750,247 and 914,553 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively (3)	1	1
Additional paid in capital	841,574	784,389
Accumulated other comprehensive income	3,314	10,648
Distributions in excess of accumulated earnings	(673,168)	(623,912)
TOTAL STOCKHOLDERS' EQUITY	$171,770	$171,171
OP Units held by Non-controlling OP Unitholders (3)	122	130

TOTAL EQUITY	$171,892	$171,301
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$1,246,933	$1,094,348

(1)Refer to Note 2 “Related-Party Transactions”
(2)Refer to Note 6 “Commitments and Contingencies”
(3)Refer to Note 7 “Equity and Mezzanine Equity”

The accompanying notes are an integral part of these consolidated financial statements.

Gladstone Commercial Corporation
Consolidated Statements of Operations and Comprehensive Income
(Dollars in Thousands, Except Share and Per Share Data)

	For the year ended December 31,
	2025	2024	2023
Operating revenues
Lease revenue	$161,336	$149,388	$147,584
Total operating revenues	$161,336	$149,388	$147,584
Operating expenses
Depreciation and amortization	$58,245	$55,786	$57,856
Property operating expenses	28,625	25,418	25,858
Base management fee (1)	6,641	6,111	6,380
Incentive fee (1)	2,765	4,488	—
Administration fee (1)	2,581	2,567	2,350
General and administrative	4,040	3,879	4,363
Impairment charge	9	6,822	19,296
Total operating expense before incentive fee waiver	$102,906	$105,071	$116,103
Incentive fee waiver (1)	(1,517)	(2,263)	—
Total operating expenses	$101,389	$102,808	$116,103
Other (expense) income
Interest expense	$(41,914)	$(37,395)	$(37,330)
Gain on sale of real estate, net	367	14,229	7,737
Gain on debt extinguishment, net	—	300	2,830
Other income	892	326	204
Total other (expense) income, net	$(40,655)	$(22,540)	$(26,559)
Net income	$19,292	$24,040	$4,922
Net (income) loss (available) attributable to OP Units held by Non-controlling OP Unitholders	(6)	(42)	63
Net income available to the Company	$19,286	$23,998	$4,985
Distributions attributable to Series E, F, and G preferred stock	(12,299)	(12,440)	(12,285)
Distributions attributable to senior common stock	(406)	(420)	(430)
Gain (loss) on extinguishment of Series F preferred stock, net	10	(14)	(11)
Gain on repurchase of Series G preferred stock	—	—	3
Net income (loss) available (attributable) to common stockholders	$6,591	$11,124	$(7,738)
Income (loss) per weighted average share of common stock - basic & diluted
Income (loss) available (attributable) to common stockholders	$0.14	$0.27	$(0.19)
Weighted average shares of common stock outstanding
Basic and Diluted	46,538,232	41,766,263	39,943,167
Distributions declared per common share	$1.20	$1.20	$1.20
Earnings per weighted average share of senior common stock	$1.05	$1.05	$1.05
Weighted average shares of senior common stock outstanding - basic	386,691	398,828	409,903
Comprehensive (loss) income
Change in unrealized (loss) gain related to interest rate hedging instruments, net	$(7,349)	$2,702	$(4,853)
Other comprehensive (loss) income	(7,349)	2,702	(4,853)
Net income	$19,292	$24,040	$4,922
Comprehensive income	$11,943	$26,742	$69
Comprehensive (income) loss (available) attributable to OP Units held by Non-controlling OP Unitholders	(6)	(42)	63
Total comprehensive income available to the Company	$11,937	$26,700	$132

(1)Refer to Note 2 “Related-Party Transactions”

The accompanying notes are an integral part of these consolidated financial statements.

Gladstone Commercial Corporation
Consolidated Statements of Equity
(Dollars in Thousands)

	Series F Preferred Stock	Common Stock	Senior Common Stock	Senior Common Stock	Common Stock	Series F Preferred Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income	Distributions in Excess of Accumulated Earnings	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
Balance at December 31, 2022	670,895	39,744,359	431,064	$1	$39	$1	$721,327	$11,640	$(529,104)	$203,904	$1,790	$205,694
Issuance of common stock and Series F preferred stock, net	247,706	238,078	—	—	1	—	7,118	—	—	7,119	—	7,119
Conversion of senior common stock to common stock	—	18,114	(24,639)	—	—	—	—	—	—	—	—	—
Retirement of senior common stock, net	—	—	—	—	—	—	52	—	—	52	—	52
Distributions declared to common, senior common, preferred stockholders and Non-controlling OP Unit holders	—	—	—	—	—	—	—	—	(60,649)	(60,649)	(457)	(61,106)
Comprehensive income	—	—	—	—	—	—	—	(4,853)	—	(4,853)	—	(4,853)
Reclassification into interest expense	—	—	—	—	—	—	—	971	—	971	—	971
Redemptions of OP Units	—	80,825	—	—	—	—	1,040	—	—	1,040	(1,040)	—
Redemption of Series F preferred stock, net	—	—	—	—	—	—	477	—	(11)	466	—	466
Repurchase of Series G preferred stock, net	—	—	—	—	—	—	—	—	3	3	—	3
Repurchase of common stock, net	—	(80,780)	—	—	—	—	998	—	—	998	—	998
Adjustment to OP Units held by Non-controlling OP Unitholders resulting from changes in ownership of the Operating Partnership	—	—	—	—	—	—	(756)	—	—	(756)	756	—
Net income	—	—	—	—	—	—	—	—	4,985	4,985	(63)	4,922
Balance at December 31, 2023	918,601	40,000,596	406,425	$1	$40	$1	$730,256	$7,758	$(584,776)	$153,280	$986	$154,266
Issuance of common stock and Series F preferred stock, net	70,020	3,699,597	—	—	4	—	51,721	—	—	51,725	—	51,725
Conversion of senior common stock to common stock	—	14,676	(17,235)	—	—	—	—	—	—	—	—	—
Distributions declared to common, senior common, preferred stockholders and Non-controlling OP Unit holders	—	—	—	—	—	—	—	—	(63,120)	(63,120)	(184)	(63,304)
Comprehensive income	—	—	—	—	—	—	—	2,702	—	2,702	—	2,702
Reclassification into interest expense	—	—	—	—	—	—	—	188	—	188	—	188
Redemptions of OP Units	—	271,169	—	—	—	—	3,865	—	—	3,865	(3,865)	—
Redemption of Series F preferred stock, net	(74,068)	—	—	—	—	—	1,698	—	(14)	1,684	—	1,684
Adjustment to OP Units held by Non-controlling OP Unitholders resulting from changes in ownership of the Operating Partnership	—	—	—	—	—	—	(3,151)	—	—	(3,151)	3,151	—
Net income	—	—	—	—	—	—	—	—	23,998	23,998	42	24,040
Balance at December 31, 2024	914,553	43,986,038	389,190	$1	$44	$1	$784,389	$10,648	$(623,912)	$171,171	$130	$171,301

Issuance of common stock and Series F preferred stock, net	34,470	4,412,814	—	—	4	—	61,739	—	—	61,743	—	61,743
Conversion of senior common stock to common stock	—	8,141	(9,967)	—	—	—	—	—	—	—	—	—
Distributions declared to common, senior common, preferred stockholders and Non-controlling OP Unit holders	—	—	—	—	—	—	—	—	(68,552)	(68,552)	(48)	(68,600)
Comprehensive income	—	—	—	—	—	—	—	(7,349)	—	(7,349)	—	(7,349)
Reclassification into interest expense	—	—	—	—	—	—	—	15	—	15	—	15
Redemption of Series F preferred stock, net	(198,776)	—	—	—	—	—	(4,520)	—	10	(4,510)	—	(4,510)
Adjustment to OP Units held by Non-controlling OP Unitholders resulting from changes in ownership of the Operating Partnership	—	—	—	—	—	—	(34)	—	—	(34)	34	—
Net income	—	—	—	—	—	—	—	—	19,286	19,286	6	19,292
Balance at December 31, 2025	750,247	48,406,993	379,223	$1	$48	$1	$841,574	$3,314	$(673,168)	$171,770	$122	$171,892
The accompanying notes are an integral part of these consolidated financial statements.

Gladstone Commercial Corporation
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	For the year ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$19,292	$24,040	$4,922
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,245	55,786	57,856
Impairment charge	9	6,822	19,296
Gain on debt extinguishment, net	—	(300)	(2,830)
Gain on sale of real estate, net	(367)	(14,229)	(7,737)
Amortization of deferred financing costs	2,447	1,631	1,646
Amortization of deferred rent asset and liability, net	(6,029)	(6,813)	(7,457)
Decrease (increase) in sales-type lease receivable	153	(136)	—
Receipt of sales-type lease receivable	18,465	—	—
Amortization of discount and premium on assumed debt, net	27	34	41
Asset retirement obligation expense	138	133	126
Amortization of right-of-use asset from operating leases and operating lease liabilities, net	7	7	27
Amortization of right-of-use asset finance lease liabilities, net	26	—	—
Bad debt expense	—	64	—
Operating changes in assets and liabilities
Increase (decrease) in other assets	(448)	1,278	1,483
Increase in deferred rent receivable	(3,025)	(5,541)	(3,161)
Increase (decrease) in accounts payable and accrued expenses	796	(41)	(11)
Increase (decrease) in amount due to Adviser and Administrator	683	(16)	(800)
Increase (decrease) in other liabilities	506	(983)	(722)
Leasing commissions paid	(2,774)	(4,783)	(2,312)
Net cash provided by operating activities	$88,151	$56,953	$60,367
Cash flows from investing activities:
Acquisition of real estate and related intangible assets	$(207,905)	$(27,357)	$(30,018)
Improvements of existing real estate	(20,979)	(12,797)	(6,674)
Proceeds from sale of real estate	7,644	37,635	37,008
Receipts from lenders for funds held in escrow	754	2,996	4,972
Payments to lenders for funds held in escrow	(723)	(848)	(3,669)
Receipts from tenants for reserves	3,141	952	1,037
Payments to tenants from reserves	(3,309)	(2,308)	(1,518)
Net cash (used in) provided by investing activities	$(221,377)	$(1,727)	$1,138
Cash flows from financing activities:
Proceeds from issuance of equity	$62,182	$55,425	$10,225
Offering costs paid	(876)	(821)	(538)
Redemption of Series F preferred stock	(4,500)	(1,712)	(488)
Retirement of senior common stock	—	—	(52)
Repurchase of Series G preferred stock	—	—	(12)
Repurchase of common stock	—	—	(998)
Borrowings under mortgage notes payable	—	15,240	9,000
Payments for deferred financing costs	(5,813)	(1,379)	(400)
Principal repayments on mortgage notes payable	(19,926)	(41,560)	(70,083)
Borrowings on term loan	103,333	—	—
Repayments on term loan	(53,333)	(20,000)	—
Borrowings on unsecured term loan	20,000	—	—
Repayments on unsecured term loan	(20,000)	—	—
Borrowings under senior unsecured notes	85,000	75,000	—
Borrowings from revolving credit facility	265,600	83,400	123,600
Repayments on revolving credit facility	(230,130)	(157,250)	(71,100)
Increase in security deposits	1,379	158	104
Distributions paid to common, senior common, preferred stock and Non-controlling OP Unitholders	(68,173)	(62,788)	(60,620)
Net cash provided by (used in) financing activities	$134,743	$(56,287)	$(61,362)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$1,517	$(1,061)	$143

Cash, cash equivalents, and restricted cash at beginning of period	$15,074	$16,135	$15,992
Cash, cash equivalents, and restricted cash at end of period	$16,591	$15,074	$16,135
SUPPLEMENTAL INFORMATION
Cash paid for interest	$38,714	$35,666	$33,136
NON-CASH INFORMATION
Tenant funded fixed asset improvements included in deferred rent liability, net	$—	$(479)	$(1,312)
Derecognized carry value of property to sales-type lease receivable	$—	$(14,553)	$—
Capital improvements and leasing commissions included in accounts payable and accrued expenses	$2,090	$5,125	$5,475
Unrealized (loss) gain related to interest rate hedging instruments, net	$(7,349)	$2,702	$(4,853)
Increase in asset retirement obligation in connection with acquisition	$164	$—	$95
Dividends paid on Series F preferred stock via additional share issuances	$427	$516	$487
Right-of-use asset from finance leases	$2,938	$—	$—
Finance lease liabilities	$(2,938)	$—	$—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (dollars in thousands):

	For the year ended December 31,
	2025	2024	2023
Cash and cash equivalents	$10,810	$10,956	$11,985
Restricted cash	5,781	4,118	4,150
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$16,591	$15,074	$16,135

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

Subsidiaries

We conduct substantially all of our operations through the Operating Partnership. We currently control the sole general partner of the Operating Partnership and own, directly or indirectly, a majority of the limited partnership interests in the Operating Partnership (“Non-controlling OP Units”) through two of our subsidiaries, GCLP Business Trust I and II. The financial position and results of operations of the Operating Partnership are consolidated within our financial statements. As of December 31, 2025 and 2024, the Company owned 99.9% and 99.9%, respectively, of the outstanding OP Units (See Note 7, “Equity and Mezzanine Equity” for additional discussion regarding OP Units).

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

Above-market and below-market in-place lease fair values for acquired properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. When determining the non-cancelable term of the lease, we evaluate which fixed-rate renewal options, if any, should be included. The capitalized above-market lease values, included in the accompanying consolidated balance sheets as part of deferred rent receivable, are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. Total amortization related to above-market lease values was $0.5 million, $0.5 million, and $0.6 million for the years ended December 31, 2025, 2024, and 2023, respectively. The capitalized below-market lease values, included in the accompanying consolidated balance sheets as part of deferred rent liability, are amortized as an increase to rental income over the remaining non-cancelable terms of the respective leases, including any below market renewal periods. Total amortization related to below-market lease values was $6.5 million, $7.3 million, and $8.0 million for the years ended December 31, 2025, 2024, and 2023, respectively.

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

The value of in-place leases and lease origination costs are amortized to amortization expense over the remaining term of the respective leases, which generally range from seven to 20 years. The value of customer relationship intangibles, which is the benefit to us resulting from the likelihood of an existing tenant renewing its lease, are amortized to amortization expense over the remaining term and any anticipated renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Total amortization expense related to these intangible assets and liabilities was $16.0 million, $16.3 million, and $16.7 million for the years ended December 31, 2025, 2024, and 2023, respectively.

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

Deferred Financing Costs

Deferred financing costs consist of costs incurred to obtain financing, including legal fees, origination fees and administrative fees. The costs are deferred and amortized using the straight-line method, which approximates the effective interest method, over the term of the secured financing. We made payments of $5.8 million, $1.4 million, and $0.4 million for deferred financing costs during the years ended December 31, 2025, 2024, and 2023, respectively. Total amortization expense related to deferred financing costs is included in interest expense and was $2.4 million, $1.6 million, and $1.6 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Gains on Sale of Real Estate, Net

Gains on sale of real estate, net, consist of the excess consideration received for a property over the property carrying value at the time of sale, or gains on real estate, offset by consideration received for a property less than the property carrying value at the time of sale, or loss on sale of real estate.

Lease Revenue

Lease revenue includes rents that each tenant pays in accordance with the terms of its respective lease reported evenly over the non-cancelable term of the lease. Most of our leases contain rental increases at specified intervals. We recognize such revenues on a straight-line basis. Deferred rent receivable in the accompanying consolidated balance sheet includes the cumulative difference between lease revenue, as recorded on a straight-line basis, and rents received from the tenants in accordance with the lease terms, along with the capitalized above-market in-place lease values of certain acquired properties. Deferred rent liability in the accompanying consolidated balance sheet includes the capitalized below-market in-place lease values of certain acquired properties. Accordingly, we determine, in our judgment, to what extent the deferred rent receivable applicable to each specific tenant is collectible. We review deferred rent receivable, as it relates to straight line rents, on a quarterly basis and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the geographic area in which the property is located. In the event that the collectability of deferred rent with respect to any given tenant is in doubt, we record an allowance for uncollectible accounts or record a direct write-off of the specific rent receivable. We did not incur deferred rent write offs during the year ended December 31, 2025, and incurred $0.1 million and $0.4 million in deferred rent write offs during the years ended December 31, 2024 and 2023, respectively.

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

We may recognize a tax benefit from an uncertain tax position when it is more-likely-than-not (defined as a likelihood of more than 50%) that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. If a tax position does not meet the more-likely-than-not recognition threshold, despite our belief that the filing position is supportable, the benefit of that tax position is not recognized in the statements of operations. We recognize interest and penalties, as applicable, related to unrecognized tax benefits as a component of income tax expense. We recognize unrecognized tax benefits in the period that the uncertainty is eliminated by either affirmative agreement of the uncertain tax position by the applicable taxing authority, or by expiration of the applicable statute of limitation. For the years ended December 31, 2025, 2024, and 2023, we did not record any provisions for uncertain tax positions.

Asset Retirement Obligations

ASC 410, “Asset Retirement and Environmental Obligation,” requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. ASC 410-20-20 clarifies that the term “Conditional Asset Retirement Obligation” refers to a legal obligation (pursuant to existing laws or by contract) to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. ASC 410-20-25-6 clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We have accrued a liability at the present value of the estimated payments expected to be made and corresponding increase to the cost of the related properties for disposal related to all properties constructed prior to 1985 that have, or may have, asbestos present in the building. The liabilities are accreted to their estimated obligation over the life of the leases for the respective properties. We accrued $0.2 million and $0.1 million of liabilities in connection with acquisitions for the years ended December 31, 2025, and 2023, respectively, and did not accrue any liabilities in connection with acquisitions for the year ended December 31, 2024. We recorded accretion expense of $0.1 million in each of the years ended December 31, 2025, 2024, and 2023, to general and administrative expense. Costs of future expenditures for obligations are discounted to their present value. The aggregate undiscounted obligation on all properties is $11.6 million and the discount rates used in the calculations range from 2.0% to 7.0%. We do not expect to make any material payments in conjunction with these obligations in each of the next five years.

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

Comprehensive Income

We record the effective portion of changes in the fair value of the interest rate cap and swap agreements that qualify as cash flow hedges to accumulated other comprehensive income. For the years ended December 31, 2025, 2024, and 2023, we reconciled net income to comprehensive income on the consolidated statements of operations and comprehensive income in the accompanying consolidated financial statements.

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

2. Related-Party Transactions

Gladstone Management Corporation and Gladstone Administration, LLC

We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator, which collectively employ all of our personnel and pay their salaries, benefits, and general expenses directly. Both our Adviser and Administrator are affiliates of ours, as their parent company is owned and controlled by Mr. Gladstone, our chairman and chief executive officer. One of our executive officers, Mr. Gladstone, serves as a director and executive officer of our Adviser and our Administrator. Our president, Mr. Cooper, is also an executive vice president of commercial and industrial real estate of our Adviser. Mr. Michael LiCalsi, our chief administrative officer, co-general counsel, and co-secretary, also serves in the same roles for our Adviser and Administrator (in addition to serving as president of our Administrator). Mr. Erich Hellmold, our co-general counsel and co-secretary, also serves in the same roles for our Adviser and Administrator. We have entered into an advisory agreement with our Adviser, as amended from time to time (the “Advisory Agreement”), and an administration agreement with our Administrator (the “Administration Agreement”). The services and fees under the Advisory Agreement and Administration Agreement are described below. As of December 31, 2025 and December 31, 2024, $3.2 million and $2.5 million, respectively, was collectively due to our Adviser and Administrator.

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

For the years ended December 31, 2025, 2024, and 2023, we recorded a base management fee of $6.6 million, $6.1 million, and $6.4 million, respectively.

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

For the year ended December 31, 2025, we recorded an incentive fee of $2.8 million, partially offset by credits related to non-contractual, unconditional, and irrevocable waivers issued by the Adviser of $1.5 million. For the year ended December 31, 2024, we recorded an incentive fee of $4.5 million, partially offset by credits related to non-contractual, unconditional, and irrevocable waivers issued by the Adviser of $2.3 million. For the year ended December 31, 2023, the contractually eliminated incentive fee would have been $4.6 million. Waivers are non-contractual, unconditional, and irrevocable and cannot be recouped by the Adviser in the future.

Capital Gain Fee

Under the Advisory Agreement, we will pay to the Adviser a capital gains-based incentive fee that will be calculated and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement). In determining the capital gain fee, we calculate aggregate realized capital gains and aggregate realized capital losses for the applicable time period. For this purpose, aggregate realized capital gains and losses, if any, equals the realized gain or loss calculated by the difference between the sales price of the property, less any costs to sell the property and the all-in acquisition cost of the disposed property. At the end of the fiscal year, if this number is positive, then the capital gain fee payable for such time period shall equal 15.0% of such amount. No capital gain fee was recognized during the years ended December 31, 2025, 2024, or 2023.

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

Administration Agreement

Under the terms of the Administration Agreement, we pay separately for our allocable portion of our Administrator’s overhead expenses in performing its obligations to us including, but not limited to, rent and our allocable portion of the salaries and benefits expenses of our Administrator’s employees, including, but not limited to, our chief financial officer, treasurer, chief compliance officer, chief administrative officer, co-general counsels and co-secretaries (one of whom also serves as our Administrator’s president), and their respective staffs. Our allocable portion of the Administrator’s expenses are generally derived by multiplying our Administrator’s total expenses by the approximate percentage of time the Administrator’s employees perform services for us in relation to their time spent performing services for all companies serviced by our Administrator under contractual agreements. We believe that the methodology of allocating the Administrator’s total expenses by approximate percentage of time services were performed among all companies serviced by our Administrator more closely approximates fees paid to actual services performed. For the years ended December 31, 2025, 2024, and 2023, we recorded an administration fee of $2.6 million, $2.6 million, and $2.4 million, respectively. Our Board of Directors reviews and considers approving or renewing the Administration Agreement each July.

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

Mortgage Financing Arrangement Agreement

We entered into an agreement with Gladstone Securities, effective June 18, 2013, for it to act as our non-exclusive agent to assist us with arranging mortgage financing for our owned properties. In connection with this engagement, Gladstone Securities will, from time to time, continue to solicit the interest of various commercial real estate lenders or recommend to us third-party lenders offering credit products or packages that are responsive to our needs. We pay Gladstone Securities a financing fee in connection with the services it provides to us for securing mortgage financing on any of our properties. The amount of these financing fees, which are payable upon closing of the financing, are based on a percentage of the amount of the mortgage, generally ranging from 0.15% to a maximum of 1.0% of the mortgage obtained. The amount of the financing fees may be reduced or eliminated, as determined by us and Gladstone Securities, after taking into consideration various factors, including, but not limited to, the involvement of any third-party brokers and market conditions. We did not pay financing fees to Gladstone Securities during the year ended December 31, 2025 and paid financing fees of $0.1 million, and $0.1 million to Gladstone Securities during the years ended December 31, 2024 and 2023, respectively, which are included in mortgage notes payable, net, in the consolidated balance sheets, or 0.28%, and 0.29% of total mortgage principal secured or extended during the respective periods. Our Board of Directors renewed the agreement for an additional year, through August 31, 2026, at its July 2025 meeting.

Dealer Manager Agreement

On February 20, 2020, we entered into a dealer manager agreement, as amended by that certain First Amendment on February 9, 2023 (the “Dealer Manager Agreement”), whereby Gladstone Securities acted as the exclusive dealer manager in connection with our offering (the “Offering”) of up to (i) 20,000,000 shares of our 6.00% Series F Cumulative Redeemable Preferred Stock of the Company, par value $0.001 per share (the “Series F Preferred Stock”), on a “reasonable best efforts” basis (the “Primary Offering”), and (ii) 6,000,000 shares of Series F Preferred Stock pursuant to our distribution reinvestment plan (the “DRIP”) to those holders of the Series F Preferred Stock who participated in such DRIP. The Series F Preferred Stock was previously registered with the SEC pursuant to a registration statement on Form S-3 (File No. 333-268549), as the same may be amended and/or supplemented (the “2022 Registration Statement”), under the Securities Act of 1933, and was offered and sold pursuant to a prospectus supplement, dated February 9, 2023, and a base prospectus dated November 23, 2022 relating to the 2022 Registration Statement. The Series F Preferred Stock is currently registered with the SEC pursuant to a registration statement on Form S-3 (File No. 333-277877), as the same may be amended and/or supplemented (the “2024 Registration Statement”), under the Securities Act, and was offered and sold pursuant to a prospectus supplement dated May 1, 2024, and a base prospectus dated March 21, 2024 relating to the 2024 Registration Statement (the “Prospectus”). During the years ended December 31, 2023 and 2024, the Series F Preferred Stock was registered with the SEC pursuant to the 2022 Registration Statement, and offered and sold pursuant to a prospectus supplement, dated February 9, 2023, and a base prospectus dated November 23, 2022. During the year ended December 31, 2025, the Series F Preferred Stock was registered with the SEC pursuant to the 2024 Registration Statement, and offered and sold pursuant to a prospectus supplement, dated May 1, 2024, and a base prospectus dated March 21, 2024.

Under the Dealer Manager Agreement, Gladstone Securities, as dealer manager, provided certain sales, promotional and marketing services to us in connection with the Offering, and we paid Gladstone Securities (i) selling commissions of 6.0% of the gross proceeds from sales of Series F Preferred Stock in the Primary Offering (the “Selling Commissions”), and (ii) a dealer manager fee of 3.0% of the gross proceeds from sales of Series F Preferred Stock in the Primary Offering (the “Dealer Manager Fee”). No Selling Commissions or Dealer Manager Fee are paid with respect to shares sold pursuant to the DRIP. Gladstone Securities had sole discretion to re-allow for payment of a portion of the Dealer Manager Fee to participating broker-dealers in support of the Offering. We paid fees of $0.03 million, $0.1 million, and $0.5 million to Gladstone Securities during the years ended December 31, 2025, 2024 and 2023, respectively, in connection with the Offering.

3. Real Estate and Intangible Assets

Real Estate

The following table sets forth the components of our investments in real estate as of December 31, 2025 and 2024, respectively, excluding real estate held for sale as of December 31, 2025 (dollars in thousands):

	December 31, 2025	December 31, 2024
Real estate:
Land (1)	$150,873	$139,743
Building and improvements	1,183,036	1,017,534
Tenant improvements	56,536	54,516
Accumulated depreciation	(359,513)	(319,646)
Real estate, net	$1,030,932	$892,147
(1)This amount includes $2,711 of land value subject to land lease agreements which we may purchase at our option for a nominal fee.

Real estate depreciation expense on building and tenant improvements was $42.2 million, $39.5 million, and $41.2 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Acquisitions

During the years ended December 31, 2025 and 2024, we acquired 19 and seven industrial properties, respectively, which are summarized below (dollars in thousands):

Year ended December 31, 2025
Location	Aggregate Number of Properties (unaudited)	Acquisition Date	Aggregate Square Footage (unaudited)	Weighted Average Remaining Lease Term at Time of Acquisition	Aggregate Purchase Price	Aggregate Capitalized Acquisition Expenses
Houston, TX	5	February 19, 2025	215,474	10.0 years	$29,457	$207
Dallas, TX	1	March 28, 2025	140,304	11.3 years	44,268	268
Germantown, WI	1	May 9, 2025	303,991	19.4 years	62,851	151
Harrison Township, MI	3	June 25, 2025	215,102	10.0 years	16,491	241
Cartersville, GA	1	September 30, 2025	117,430	20.0 years	12,195	56
Ossian, IN	1	September 30, 2025	263,756	20.0 years	19,531	56
Ligonier, IN	1	September 30, 2025	159,277	20.0 years	10,641	56
Caro, MI	4	September 30, 2025	86,751	20.0 years	5,823	58
Chesterfield, MI	1	September 30, 2025	39,701	20.0 years	4,747	57
Cass City, MI	1	September 30, 2025	26,321	20.0 years	1,901	55
	19		1,568,107	15.9 years	$207,905	$1,205

Year ended December 31, 2024
Location	Aggregate Number of Properties (unaudited)	Acquisition Date	Aggregate Square Footage (unaudited)	Weighted Average Remaining Lease Term at Time of Acquisition	Aggregate Purchase Price	Aggregate Capitalized Acquisition Expenses
Warfordsburg, PA	5	May 7, 2024	142,125	25.1 years	$11,954	$267
Midland, TX	1	August 29, 2024	50,102	15.0 years	10,168	168
St. Clair, MO	1	November 15, 2024	124,500	20.0 years	5,235	135
	7		316,727	20.8 years	$27,357	$570

We determined the fair value of assets acquired and liabilities assumed related to the properties acquired during the years ended December 31, 2025 and 2024, respectively, as follows (dollars in thousands):

	Year ended December 31, 2025		Year ended December 31, 2024
Acquired assets and liabilities	Purchase price		Purchase price
Land	$13,107	(1)	$2,862
Building	160,301		18,919
Tenant Improvements	2,293		613
In-place Leases	14,739		1,921
Leasing Costs	14,416		2,580
Customer Relationships	5,636		527
Above Market Leases	905	(2)	90	(2)
Below Market Leases	(3,492)	(3)	(155)	(3)
Total Purchase Price	$207,905		$27,357
(1)The Dallas-Fort Worth, Texas property that we acquired is subject to a ground lease, therefore there is no land asset included on the condensed consolidated balance sheets.
(2)This amount includes $838 and $90 of loans receivable included in Other assets on the consolidated balance sheets, respectively.
(3)This amount includes $1,627 and $155 of prepaid rent included in Other liabilities on the consolidated balance sheets, respectively.

Future Lease Payments

Future operating lease payments from tenants under non-cancelable leases, excluding tenant reimbursement of expenses, for each of the five succeeding fiscal years and thereafter is as follows (dollars in thousands):

Year	Tenant Lease Payments
2026	$136,229
2027	122,492
2028	110,932
2029	103,668
2030	92,241
Thereafter	571,121

In accordance with the lease terms, substantially all operating expenses are required to be paid by the tenant directly, or reimbursed to us from the tenant; however, we would be required to pay operating expenses on the respective properties in the event the tenants fail to pay them.

Lease Revenue Reconciliation

The table below sets forth the allocation of lease revenue between fixed contractual lease payments and variable lease payments for the years ended December 31, 2025, 2024, and 2023, respectively (dollars in thousands):

	For the year ended December 31,
Lease revenue reconciliation	2025	2024	2023
Fixed lease payments	$140,545	$132,272	$130,551
Variable lease payments	20,791	17,116	17,033
	$161,336	$149,388	$147,584

Sales-Type Leases

During the year ended December 31, 2024, we had one lease classified as a sales-type lease. We recorded a sales-type lease receivable of $18.6 million in the consolidated balance sheet, net of $0.02 million in allowance for credit loss, and derecognized the carry value of $14.6 million in the consolidated balance sheet. We recognized a $3.9 million selling profit from sale-type leases, net, that was included in gain on sale of real estate, net, in the consolidated statements of operations. For the years ended December 31, 2025 and 2024, the interest income earned from sales-types leases of $0.5 million and $0.1 million, respectively, was included in other income in the consolidated statements of operations. There was no sales-type lease activity in the year ended December 31, 2023. In developing the expected credit loss, we reviewed the tenant’s credit rating, which was AA- stable, and performed a collectibility analysis, confirming they were current on payments as of December 31, 2024. The sales-type lease receivable, net, approximated fair value as of December 31, 2024.

On April 1, 2025, the tenant exercised their purchase option provided in their lease agreement with us. The sale transaction was completed on April 30, 2025, resulting in the realization of the sales-type lease receivable from the consolidated balance sheets. Refer to Note 4, “Real Estate Dispositions, Held for Sale, and Impairment Charges” for additional detail.

Accounts Receivable

At December 31, 2025 and 2024, accounts receivable from tenants totaled $2.1 million and $1.4 million, respectively, included in other assets on the consolidated balance sheets.

Intangible Assets

The following table summarizes the carrying value of intangible assets, liabilities and the accumulated amortization for each intangible asset and liability class as of December 31, 2025 and 2024, excluding real estate held for sale (dollars in thousands):

	December 31, 2025		December 31, 2024
	Lease Intangibles	Accumulated Amortization	Lease Intangibles	Accumulated Amortization
In-place leases	$109,960	$(69,932)	$96,392	$(64,830)
Leasing costs	105,468	(55,214)	89,093	(48,963)
Customer relationships	65,190	(39,893)	60,377	(36,962)
	$280,618	$(165,039)	$245,862	$(150,755)
	Deferred Rent Receivable/(Liability)	Accumulated (Amortization)/Accretion	Deferred Rent Receivable/(Liability)	Accumulated (Amortization)/Accretion
Above market leases	$11,843	$(10,135)	$13,718	$(11,582)
Below market leases and deferred revenue	(57,930)	40,739	(56,616)	34,620

Total amortization expense related to in-place leases, leasing costs and customer relationship lease intangible assets was $16.0 million, $16.3 million, and $16.7 million for the years ended December 31, 2025, 2024, and 2023, respectively, and is included in depreciation and amortization expense in the consolidated statement of operations and comprehensive income.

Total amortization related to above-market lease values was $0.5 million, $0.5 million, and $0.6 million for the years ended December 31, 2025, 2024, and 2023, respectively, and is included in lease revenue in the consolidated statement of operations and comprehensive income.

Total amortization related to below-market lease values was $6.5 million, $7.3 million, and $8.0 million for the years ended December 31, 2025, 2024, and 2023, respectively, and is included in lease revenue in the consolidated statement of operations and comprehensive income.

We acquired 19 industrial properties during the year ended December 31, 2025, and acquired seven industrial properties during the year ended December 31, 2024. The weighted average amortization periods in years for the intangible assets acquired and liabilities assumed during the years ended December 31, 2025 and 2024, respectively, were as follows:

Intangible Assets & Liabilities	2025	2024
In-place leases	18.2	20.9
Leasing costs	18.2	20.9
Customer relationships	22.9	26.9
Above market leases	19.7	25.1
Below market leases	18.4	20.1
All intangible assets & liabilities	19.4	22.3

The estimated aggregate amortization expense to be recorded for in-place leases, leasing costs, and customer relationships for each of the five succeeding fiscal years and thereafter is as follows, excluding real estate held for sale as of December 31, 2025 (dollars in thousands):

Year	Estimated Amortization Expense of In-Place Leases, Leasing Costs, and Customer Relationships
2026	$17,921
2027	14,927
2028	12,272
2029	11,399
2030	9,163
Thereafter	49,897
$115,579

The estimated aggregate rental income to be recorded for the amortization of both above and below market leases for each of the five succeeding fiscal years and thereafter is as follows, excluding real estate held for sale as of December 31, 2025 (dollars in thousands):

Year	Net Increase to Rental Income Related to Above and Below Market Leases (1)
2026	$3,893
2027	2,601
2028	2,563
2029	2,544
2030	1,049
Thereafter	2,744
$15,394
(1)Does not include ground lease amortization of $89.

4. Real Estate Dispositions, Held for Sale, and Impairment Charges

Real Estate Dispositions

During the year ended December 31, 2025, we continued to execute our capital recycling program, whereby we sell properties and redeploy proceeds to either fund property acquisitions in our target secondary growth markets, or repay outstanding debt. We expect to continue to execute our capital recycling plan and sell properties as reasonable disposition opportunities become available. During the year ended December 31, 2025, we sold two properties, located in Hickory, North Carolina and Oklahoma City, Oklahoma, which is summarized in the table below (dollars in thousands):

Aggregate Square Footage Sold	Aggregate Sales Price	Aggregate Sales Costs	Aggregate Impairment Charge for the Twelve Months Ended December 31, 2025	Aggregate Gain on Sale of Real Estate, net
116,000	$8,025	$487	$9	$367

On April 30, 2025, we completed the transaction to sell our 676,031 square foot property in Tifton, Georgia for $18.5 million, incurring $0.3 million in closing costs, which are included in other expense in the consolidated statements of operations and comprehensive income for the year ended December 31, 2025. During the year ended December 31, 2024, we recorded a sales-type lease receivable on this property and derecognized the carrying value of this property, recognizing a $3.9 million selling profit from sales-type lease, net, that was included in the gain on sale of real estate, net, in the consolidated statement of operations.

Our 2025 dispositions were not classified as discontinued operations because they did not represent a strategic shift in operations, nor will they have a major effect on our operations and financial results. Accordingly, the operating results of these properties are included within continuing operations for all periods reported.

The table below summarizes the components of operating income from the real estate and related assets disposed of during the years ended December 31, 2025, 2024, and 2023, respectively (dollars in thousands):

	For the year ended December 31,
	2025		2024		2023
Operating revenue	$291		$1,274		$1,511
Operating expense	185	(1)	3,170	(3)	593
Other income (expense), net	367	(2)	—		—
Income (expense) from real estate and related assets sold	$473		$(1,896)		$918
(1)Includes a $0.01 million impairment charge.
(2)Includes a $0.4 million gain on sale of real estate, net, from two property sales.
(3)Includes a $1.8 million impairment charge.

Real Estate Held for Sale

At December 31, 2025, we had one property classified as held for sale, located in Charlotte, North Carolina, and a portion of a land parcel held for sale, located in Ocala, Florida.

At December 31, 2024, we had two properties classified as held for sale, located in Tifton, Georgia and Hickory, North Carolina, and which have been sold as described above.

The table below summarizes the components of the assets held for sale at December 31, 2025 and 2024 reflected on the accompanying consolidated balance sheet (dollars in thousands):

	December 31, 2025	December 31, 2024
Total real estate held for sale	$10,428	$4,337
Lease intangibles, net	832	26
Total Assets Held for Sale	$11,260	$4,363
Liabilities Held for Sale
Deferred rent liability, net	$397	$—
Total Liabilities Held for Sale	$397	$—

Impairment Charges

We evaluated our portfolio for triggering events to determine if any of our held and used assets were impaired during the year ended December 31, 2025 and did not recognize an impairment charge.

We evaluated our held for sale assets to determine if any of these assets were impaired during the year ended December 31, 2025 and identified one held for sale asset, located in Oklahoma City, Oklahoma, which was impaired by $0.01 million during the three months ended June 30, 2025. In performing our held for sale assessment, the carrying value of this asset was above the fair value, less costs of sale. As a result, we impaired this property to equal the fair market value less costs of sale. The property was sold during the year ended December 31, 2025.

During the year ended December 31, 2024, we identified one held and used asset, located in Oklahoma City, Oklahoma, which was impaired by $1.8 million during the quarter ended December 31, 2024. In performing our impairment testing, the undiscounted cash flows were below the carrying value, which resulted in an impairment charge. We also identified two held for sale assets, located in Richardson, Texas and Fridley, Minnesota, which were impaired by an aggregate $5.0 million during the three months ended March 31, 2024 and September 30, 2024. In performing our held for sale assessment, the carrying value of these assets were above the fair value, less costs of sale, which resulted in us recognizing an impairment charge.

Fair market value for this asset was calculated using Level 3 inputs (defined in Note 5 “Mortgage Notes Payable, Credit Facility, and Senior Unsecured Notes”), which were determined using a negotiated sales price from an executed purchase and sale agreement with a third party. We continue to evaluate our properties on a quarterly basis for changes that could create the need to record impairment. Future impairment losses may result, and could be significant, should market conditions deteriorate in the markets in which we hold our assets or we are unable to secure leases at terms that are favorable to us, which could impact the estimated cash flow of our properties over the period in which we plan to hold our properties. Additionally, changes in management’s decisions to either own and lease long-term or sell a particular asset will have an impact on this analysis.

The fair values for the above properties were calculated using Level 3 inputs which were calculated using an estimated sales price, less estimated costs to sell. The estimated sales price was determined using executed purchase and sale agreements.

5. Mortgage Notes Payable, Credit Facility, and Senior Unsecured Notes

Our $200.0 million unsecured revolving credit facility (“Revolver”), $125.0 million term loan facility (“Term Loan A”), $143.3 million term loan facility (“Term Loan B”), and $131.7 million term loan facility (“Term Loan C”) are collectively referred to herein as the Credit Facility.

Our mortgage notes payable, Credit Facility, and Senior Unsecured Notes as of December 31, 2025 and December 31, 2024 are summarized below (dollars in thousands):

	Encumbered properties at		Carrying Value at		Stated Interest Rates at		Scheduled Maturity Dates at
	December 31, 2025		December 31, 2025	December 31, 2024	December 31, 2025		December 31, 2025
Mortgage and other secured loans:
Fixed rate mortgage loans	44		$251,578	$264,243	(1)		(2)
Variable rate mortgage loans	—		—	7,260	N/A		N/A
Premiums and discounts, net	—		19	(8)	N/A		N/A
Deferred financing costs, mortgage loans, net	—		(1,404)	(1,916)	N/A		N/A
Total mortgage notes payable, net	44		$250,193	$269,579	(4)
Variable rate revolving credit facility	—	(6)	$37,370	$1,900	SOFR + 1.60%	(3)	10/10/2029
Total revolver	—		$37,370	$1,900
Variable rate term loan facility A	—	(6)	125,000	160,000	SOFR + 1.55%	(3)	10/10/2029
Variable rate term loan facility B	—	(6)	143,333	40,000	SOFR + 1.55%	(3)	2/15/2030
Variable rate term loan facility C	—	(6)	131,667	150,000	SOFR + 1.55%	(3)	2/18/2028
Deferred financing costs, term loan facility	—		(2,298)	(2,052)	N/A		N/A
Total term loan, net	N/A		$397,702	$347,948
Senior unsecured notes 2029	—		$75,000	$75,000	6.47%		12/18/2029
Senior unsecured notes 2030	—		$85,000	$—	5.99%		12/15/2030
Deferred financing costs, senior unsecured notes	—		(1,799)	(1,042)	N/A		N/A
Total senior unsecured notes, net	N/A		$158,201	$73,958
Total mortgage notes payable, credit facility, and senior unsecured notes	44		$843,466	$693,385	(5)
(1)Interest rates on our fixed rate mortgage notes payable vary from 2.80% to 6.63%.
(2)We have 38 mortgage notes payable with maturity dates ranging from April 1, 2026 through August 1, 2037.
(3)As of December 31, 2025, SOFR was approximately 3.87%.
(4)The weighted average interest rate on the mortgage notes outstanding at December 31, 2025, was approximately 4.21%.
(5)The weighted average interest rate on all debt outstanding at December 31, 2025, was approximately 5.21%.
(6)The amount we may draw under our Credit Facility is based on a percentage of the fair value of a combined pool of 106 unencumbered properties as of December 31, 2025.
N/A - Not Applicable

Mortgage Notes Payable

As of December 31, 2025, we had 38 mortgage notes payable, collateralized by a total of 44 properties with a net book value of $421.0 million. We have limited recourse liabilities that could result from any one or more of the following circumstances: a borrower voluntarily filing for bankruptcy, improper conveyance of a property, fraud or material misrepresentation, misapplication or misappropriation of rents, security deposits, insurance proceeds or condemnation proceeds, or physical waste or damage to the property resulting from a borrower’s gross negligence or willful misconduct. As of December 31, 2025, we did not have any recourse mortgages. From time to time, we will also indemnify lenders against claims resulting from the presence of hazardous substances or activity involving hazardous substances in violation of environmental laws on a property.

During the year ended December 31, 2025, we repaid two mortgages collateralized by two properties, which are summarized below (dollars in thousands):

Aggregate Variable Rate Debt Repaid	Weighted Average Interest Rate on Variable Rate Debt Repaid
$7,181	SOFR +	2.25%

Aggregate Fixed Rate Debt Repaid	Weighted Average Interest Rate on Fixed Rate Debt Repaid
$3,089	4.59%

Scheduled principal payments of mortgage notes payable for each of the five succeeding fiscal years and thereafter are as follows (dollars in thousands):

Year	Scheduled Principal Payments
2026	$35,369
2027	95,392
2028	37,433
2029	34,868
2030	33,528
Thereafter	14,988
	$251,578	(1)
(1)This figure does not include $19,149 premiums and (discounts), net, and $1.4 million of deferred financing costs, which are reflected in mortgage notes payable on the consolidated balance sheets.

We believe we will be able to address all mortgage notes payable maturing over the next 12 months through a combination of refinancing our existing indebtedness, cash from operations, proceeds from one or more equity offerings and availability on our Credit Facility.

Interest Rate Caps and Swaps

We have entered into interest rate cap agreements that cap the interest rate on certain of our variable-rate debt and we have assumed or entered into interest rate swap agreements in which we hedged our exposure to variable interest rates by agreeing to pay fixed interest rates to our respective counterparty. We have adopted the fair value measurement provisions for our financial instruments recorded at fair value. The fair value guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Generally, we will estimate the fair value of our interest rate caps and interest rate swaps, in the absence of observable market data, using estimates of value including estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. At December 31, 2025 and 2024, our interest rate cap and interest rate swap agreements were valued using Level 2 inputs.

The fair value of the interest rate cap agreements is recorded in other assets on our accompanying consolidated balance sheets. We record changes in the fair value of the interest rate cap agreements quarterly based on the current market valuations at quarter end. If the interest rate cap qualifies for hedge accounting, the change in the estimated fair value is recorded to accumulated other comprehensive income to the extent that it is effective, with any ineffective portion recorded to interest expense in our consolidated statements of operations and comprehensive income. If the interest rate cap does not qualify for hedge accounting, or if it is determined the hedge is ineffective, any change in the fair value is recognized in interest expense in our consolidated statements of operations and comprehensive income. During the next 12 months, we estimate that an additional $0.3 million will be reclassified out of accumulated other comprehensive income into interest expense in our consolidated statements of operations and comprehensive income, as a reduction to interest expense. The following table summarizes the interest rate caps at December 31, 2025 and 2024 (dollars in thousands):

		December 31, 2025		December 31, 2024
Aggregate Cost		Aggregate Notional Amount	Aggregate Fair Value	Aggregate Notional Amount	Aggregate Fair Value
$—	(1)	$—	$—	$60,000	$—
(1)We have entered into an interest rate cap agreement on variable rate debt with a SOFR cap of 5.50%. This cap matured in March 2025.

We have assumed or entered into interest rate swap agreements in connection with certain of our mortgage financings and Credit Facility, whereby we will pay our counterparty a fixed interest rate on a monthly basis, and receive payments from our counterparty equivalent to the stipulated floating rate. The fair value of our interest rate swap agreements is recorded in other assets or liabilities on our accompanying consolidated balance sheets. We have designated our interest rate swaps as cash flow hedges, and we record changes in the fair value of the respective interest rate swap agreement to accumulated other comprehensive income on the consolidated balance sheets. We record changes in fair value on a quarterly basis, using current market valuations at quarter end. The following table summarizes our interest rate swaps at December 31, 2025 and 2024 (dollars in thousands):

December 31, 2025			December 31, 2024
Aggregate Notional Amount	Aggregate Fair Value Asset	Aggregate Fair Value Liability	Aggregate Notional Amount	Aggregate Fair Value Asset	Aggregate Fair Value Liability
$627,097	$3,130	$(1,532)	$360,484	$8,965	$(19)

The following tables present the impact of our derivative instruments in the consolidated financial statements (dollars in thousands):

	Amount of (loss) gain, net, recognized in Comprehensive Income
	2025	2024	2023
Derivatives in cash flow hedging relationships
Interest rate caps	$—	$(691)	$(3,038)
Interest rate swaps	(7,349)	3,393	(1,815)
Total	$(7,349)	$2,702	$(4,853)

The following table presents the reclassifications of our derivative instruments out of accumulated other comprehensive income into interest expense in the consolidated financial statements (dollars in thousands):

	Amount reclassified out of Accumulated Other Comprehensive Income
	2025	2024	2023
Derivatives in cash flow hedging relationships
Interest rate caps	$(15)	$(188)	$(971)
Total	$(15)	$(188)	$(971)

The following table sets forth certain information regarding our derivative instruments (dollars in thousands):

		Asset (Liability) Derivatives Fair Value at
Derivatives Designated as Hedging Instruments	Balance Sheet Location	December 31, 2025	December 31, 2024
Interest rate caps	Other assets	$—	$—
Interest rate swaps	Other assets	3,130	8,965
Interest rate swaps	Other liabilities	(1,532)	(19)
Total derivative liabilities, net		$1,598	$8,946

The fair value of all mortgage notes payable outstanding as of December 31, 2025 was $240.5 million, as compared to the carrying value stated above of $250.2 million. The fair value is calculated based on a discounted cash flow analysis, using management’s estimate of market interest rates on long-term debt with comparable terms and loan to value ratios. The fair value was calculated using Level 3 inputs of the hierarchy established by ASC 820, “Fair Value Measurements and Disclosures.”

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

On July 2, 2019, we amended, extended and upsized our Credit Facility, expanding Term Loan A from $75.0 million to $160.0 million, inclusive of a delayed draw component whereby we can incrementally borrow on the Term Loan up to the $160.0 million commitment, and increasing the Revolver from $85.0 million to $100.0 million. Term Loan A has a new five-year term, with a maturity date of July 2, 2024, and the Revolver has a new four-year term, with a maturity date of July 2, 2023. The interest rate margin for the Credit Facility was reduced by 10 basis points at each of the leverage tiers. We entered into multiple interest rate cap agreements on Term Loan A, which cap LIBOR ranging from 2.50% to 2.75%, to hedge our exposure to variable interest rates. We used the net proceeds derived from the amended Credit Facility to repay all previously existing borrowings under the Revolver. We incurred fees of approximately $1.3 million in connection with the Credit Facility amendment. The bank syndicate for the Credit Facility was then comprised of KeyBank, Fifth Third Bank, U.S. Bank National Association, The Huntington National Bank, Goldman Sachs Bank USA, and Wells Fargo Bank, National Association.

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

On September 18, 2025, we amended our Credit Facility, increasing our Revolver from $125.0 million to $155.0 million. We incurred fees of approximately $0.5 million in connection with the increase to our Credit Facility. The increased credit availability was used, in part, to fund a nine-property portfolio acquisition that closed on September 30, 2025.

On October 10, 2025, we amended, extended, and upsized our Credit Facility, increasing our Revolver from $155.0 million to $200.0 million (and its term to October 2029), decreasing the principal balance of Term Loan A from $160.0 million to $125.0 million (and extending its term to October 2029), increasing the principal balance of Term Loan B from $60.0 million to $143.3 million (and its term to February 2030), decreasing the principal balance of Term Loan C from $150.0 million to $131.7 million, and repaying the full principal balance of our unsecured term loan (“Term Loan D”). The SOFR spread increased by 10 basis points, ranging from 140 to 210 basis points for the Revolver and 135 to 205 basis points for the Term Loans, depending on our leverage. We incurred fees of approximately $4.2 million in connection with amending, extending, and upsizing our Credit Facility. The Credit Facility’s new (and current) bank syndicate is comprised of KeyBank, Fifth Third Bank, The Huntington National Bank, Bank of America, Synovus Bank, PNC Bank, National Association (“PNC Bank”), Webster Bank, National Association (“Webster Bank”), and S&T Bank.

As of December 31, 2025, there was $437.4 million outstanding under our Credit Facility, at a weighted average interest rate of approximately 5.42%, and $2.1 million outstanding letters of credit, at a weighted average interest rate of 1.60%. As of December 31, 2025, the maximum additional amount we could draw under the Credit Facility was $62.8 million. We were in compliance with all covenants under the Credit Facility as of December 31, 2025.

The amount outstanding under the Credit Facility approximates fair value as of December 31, 2025.

Unsecured Term Loan D

On May 30, 2025, the Operating Partnership entered into a Term Loan Agreement with KeyBank in connection with the $20.0 million Term Loan D. Term Loan D was unsecured and had a maturity date of May 30, 2027 and a SOFR spread ranging from 155 to 200 basis points throughout the life of the loan. The proceeds from Term Loan D were used to pay down the Revolver. We repaid the full principal balance of Term Loan D in connection with the Credit Facility amendment that occurred on October 10, 2025.

Senior Unsecured Notes

On December 18, 2024, we and the Operating Partnership entered into a Note Purchase Agreement with the institutional investors named therein, to issue an aggregate $75.0 million in senior unsecured notes in a private placement, at a fixed interest rate of 6.47% and a maturity date of December 18, 2029 (the “2029 Notes”). The proceeds were used to pay down Term Loan B by $20.0 million and the Revolver by $55.0 million.

On December 15, 2025, we and the Operating Partnership entered into a Note Purchase Agreement with the institutional investors named therein, to issue an aggregate $85.0 million in senior unsecured notes in a private placement, at a fixed interest rate of 5.99% and a maturity date of December 15, 2030 (the “2030 Notes”). The proceeds were used to repay the Revolver by $80.3 million.

The fair value of the 2029 Notes outstanding as of December 31, 2025 was $75.8 million, as compared to the carrying value stated above of $74.1 million. The fair value of the 2030 Notes outstanding as of December 31, 2025 was $84.5 million, as compared to the carrying value stated above of $84.1 million. The fair value is calculated based on a discounted cash flow analysis, using management’s estimate of market interest rates on long-term debt with comparable terms and loan to value ratios. The fair value was calculated using Level 3 inputs of the hierarchy established by ASC 820, “Fair Value Measurements and Disclosures.”

6. Commitments and Contingencies

Ground Leases

We are obligated as lessee under four ground leases. Future minimum rental payments due under the terms of these leases as of December 31, 2025, are as follows (dollars in thousands):

Year	Future Lease Payments Due Under Operating Leases
2026	$460
2027	467
2028	470
2029	470
2030	385
Thereafter	2,974
Total anticipated lease payments	$5,226
Less: amount representing interest	(1,410)
Present value of lease payments	$3,816

Year	Future Lease Payments Due Under Finance Leases
2026	172
2027	178
2028	178
2029	178
2030	178
Thereafter	7,098
Total anticipated lease payments	$7,982
Less: amount representing interest	(5,018)
Present value of lease payments	$2,964

Rental expense incurred for properties with ground lease obligations was $0.5 million, $0.3 million, and $0.3 million for the years ended December 31, 2025, 2024 and 2023, respectively. Three of our ground leases are treated as operating leases and rental expenses are reflected in property operating expenses on the consolidated statements of operations and comprehensive income. One of our ground leases is treated as a finance lease and rental expense is reflected in interest expenses on the consolidated statements of operations and comprehensive income. Our ground leases have a weighted average remaining lease term of 22.6 years and weighted average discount rate of 5.80%.

Letters of Credit

As of December 31, 2025, there were $2.1 million outstanding letters of credit.

7. Equity and Mezzanine Equity

Distributions

We paid the following distributions per share for the years ended December 31, 2025, 2024, and 2023:

	For the year ended December 31,
	2025	2024	2023
Common Stock and Non-controlling OP Units	$1.20	$1.20	$1.20
Senior Common Stock	1.05	1.05	1.05
Series E Preferred Stock	1.656252	1.656252	1.656252
Series F Preferred Stock	1.50	1.50	1.50
Series G Preferred Stock	1.50	1.50	1.50

For federal income tax purposes, distributions paid to stockholders may be characterized as ordinary income, capital gains, return of capital or a combination of the foregoing. The characterization of distributions during each of the last three years is reflected in the table below:

	Ordinary Income	Return of Capital	Long-Term Capital Gains
Common Stock and OP Units
For the year ended December 31, 2023	5.39525%	94.60475%	—%
For the year ended December 31, 2024	—%	100.00000%	—%
For the year ended December 31, 2025	28.57962%	71.42038%	—%
Senior Common Stock
For the year ended December 31, 2023	100.00000%	—%	—%
For the year ended December 31, 2024	—%	100.00000%	—%
For the year ended December 31, 2025	100.00000%	—%	—%
Series E Preferred Stock
For the year ended December 31, 2023	100.00000%	—%	—%
For the year ended December 31, 2024	—%	100.00000%	—%
For the year ended December 31, 2025	100.00000%	—%	—%
Series F Preferred Stock
For the year ended December 31, 2023	100.00000%	—%	—%
For the year ended December 31, 2024	—%	100.00000%	—%
For the year ended December 31, 2025	100.00000%	—%	—%
Series G Preferred Stock
For the year ended December 31, 2023	100.00000%	—%	—%
For the year ended December 31, 2024	—%	100.00000%	—%
For the year ended December 31, 2025	100.00000%	—%	—%

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

On March 3, 2023, we entered into an At-the-Market Equity Offering Sales Agreement (the “2023 Common Stock Sales Agreement”), with BofA Securities, Inc. (“BofA”), Goldman Sachs, Baird, KeyBanc Capital Markets Inc. (“KeyBanc”), and Fifth Third (collectively the “Common Stock Sales Agents”). In connection with the 2023 Common Stock Sales Agreement, we filed prospectus supplements with the SEC dated March 3, 2023 and March 7, 2023, to the prospectus dated November 23, 2022, for the offer and sale of an aggregate offering amount of $250.0 million of common stock. During the year ended December 31, 2025, we did not sell any shares of common stock under the 2023 Common Stock Sales Agreement.

On March 26, 2024, we entered into Amendment No. 1 to the 2023 Common Stock Sales Agreement (as amended from time to time, the “2024 Common Stock Sales Agreement”). The amendment permitted shares of common stock to be issued pursuant to the 2024 Common Stock Sales Agreement under the Company’s Registration Statement on Form S-3 (File No. 333-277877) (the “2024 Registration Statement”), and future registration statements on Form S-3. In connection with the 2024 Common Stock Sales Agreement, we filed a prospectus supplement with the SEC dated March 26, 2024, to the prospectus dated March 21, 2024, for the offer and sale of an aggregate offering amount of $250.0 million of common stock. On August 12, 2025, we entered into Amendment No. 2 (“Amendment No. 2”) to the 2024 Common Stock Sales Agreement which, among other things, (i) removed Baird as a Common Stock Sales Agent and (ii) added Huntington Securities, Inc. (“Huntington”) as a Common Stock Sales Agent. After giving effect to Amendment No. 2, the Common Stock Sales Agents are BofA, Goldman Sachs, KeyBanc, Fifth Third, and Huntington. In connection with Amendment No. 2, we filed a prospectus supplement with the SEC dated August 12, 2025, which updates and supplements the prospectus supplement dated March 26, 2024, for the offer and sale of an aggregate offering amount of $250.0 million of common stock under the 2024 Registration Statement. During the year ended December 31, 2025, we sold 4,412,814 shares of common stock, raising approximately $61.0 million in net proceeds under the 2024 Common Stock Sales Agreement, as amended.

Common Stock Buyback Program

During the year ended December 31, 2023, we repurchased $1.0 million worth of our common stock through our common stock repurchase program. We did not repurchase any stock during the years ended December 31, 2025 and 2024.

Mezzanine Equity

Our 6.625% Series E Cumulative Redeemable Preferred Stock (“Series E Preferred Stock”) and our 6.00% Series G Cumulative Redeemable Preferred Stock (“Series G Preferred Stock”), are classified as mezzanine equity in our consolidated balance sheet because both are redeemable at the option of the stockholder upon a change of control of greater than 50% in accordance with ASC 480-10-S99 “Distinguishing Liabilities from Equity,” which requires mezzanine equity classification for preferred stock issuances with redemption features which are outside of the control of the issuer. A change in control of the Company, outside of our control, is only possible if a tender offer is accepted by over 90% of our stockholders. All other change in control situations would require input from our Board of Directors. In addition, our Series E Preferred Stock and Series G Preferred Stock are redeemable at the option of the stockholder in the event a delisting event occurs. We will periodically evaluate the likelihood that a change of control or delisting event of greater than 50% will take place, and if we deem this probable, we would adjust the Series E Preferred Stock and Series G Preferred Stock presented in mezzanine equity to their redemption value, with the offset to gain (loss) on extinguishment. We currently believe the likelihood of a change of control of greater than 50%, or a delisting event, is remote.

Series E Preferred Stock ATM Program

We had an At-the-Market Equity Offering Sales Agreement (the “Series E Preferred Stock Sales Agreement”), with sales agents Baird, Goldman Sachs, Stifel, Fifth Third, and U.S. Bancorp Investments, Inc., pursuant to which we could, from time to time, offer to sell shares of our Series E Preferred Stock in an aggregate offering price of up to $100.0 million. We did not sell any shares of our Series E Preferred Stock pursuant to the Series E Preferred Stock Sales Agreement during the year ended December 31, 2025, as we terminated the Series E Preferred Stock Sales Agreement effective February 10, 2023 in connection with the expiration of the 2020 Registration Statement on February 11, 2023.

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

Preferred Series F Continuous Offering

On February 20, 2020, we filed with the Maryland Department of Assessments and Taxation Articles Supplementary (i) setting forth the rights, preferences and terms of the Series F Preferred Stock and (ii) reclassifying and designating 26,000,000 shares of the Company’s authorized and unissued shares of common stock as shares of Series F Preferred Stock. The reclassification decreased the number of shares classified as common stock from 86,290,000 shares immediately prior to the reclassification to 60,290,000 shares immediately after the reclassification. We sold 15,700 shares of our Series F Preferred Stock pursuant to the 2024 Registration Statement, raising $0.4 million in net proceeds during the year ended December 31, 2025.

The primary offering of our Series F Preferred Stock terminated according to its terms on June 1, 2025. We expensed $0.3 million in prepaid offering costs due to the termination, which was included in general and administrative expenses in the condensed consolidated statements of operations.

Non-controlling Interests in Operating Partnership

As of December 31, 2025 and 2024, we owned approximately 99.9% and 99.9%, respectively, of the outstanding OP Units. During the year ended December 31, 2024, we redeemed 271,169 OP units for an equivalent amount of common stock.

The Operating Partnership is required to make distributions on each OP Unit in the same amount as those paid on each share of the Company’s common stock, with the distributions on the OP Units held by the Company being utilized to make distributions to the Company’s common stockholders.

As of December 31, 2025 and 2024, there were 39,474 and 39,474 outstanding OP Units held by Non-controlling OP Unitholders, respectively.

8. Earnings (loss) per Share of Common Stock

The following tables set forth the computation of basic and diluted earnings (loss) per share of common stock for the years ended December 31, 2025, 2024 and 2023, respectively. The OP Units held by Non-controlling OP Unitholders (which may be redeemed for shares of common stock) have been excluded from the diluted earnings (loss) per share calculation, as these would be anti-dilutive. Net income (loss) figures are presented net of such non-controlling interests in the earnings (loss) per share calculation.

We computed basic earnings (loss) per share for the years ended December 31, 2025, 2024 and 2023, respectively, using the weighted average number of shares outstanding during the periods. The diluted earnings (loss) per share for the years ended December 31, 2025, 2024 and 2023, would reflect additional shares of common stock related to our convertible Senior Common Stock, if the effect of conversion would be dilutive, that would have been outstanding if such dilutive potential shares of common stock had been issued, as well as an adjustment to net income (loss) available (attributable) to common stockholders as applicable to common stockholders that would result from their assumed issuance (dollars in thousands, except per share amounts).

	For the year ended December 31,
	2025	2024	2023
Calculation of basic and diluted earnings per share of common stock:
Net income (loss) available (attributable) to common stockholders	$6,591	$11,124	$(7,738)
Denominator for basic and diluted weighted average shares of common stock (1) (2)	46,538,232	41,766,263	39,943,167
Basic and diluted earnings per share of common stock	$0.14	$0.27	$(0.19)
(1)The weighted average number of OP Units held by Non-controlling OP Unitholders was 39,474, 157,160, and 382,563 for the years ended December 31, 2025, 2024, and 2023, respectively.
(2)We excluded convertible shares of Senior Common Stock of 322,315, 330,456 and 345,132 from the calculation of diluted earnings (loss) per share for the years ended December 31, 2025, 2024 and 2023, respectively, because these shares were anti-dilutive.

9. Subsequent Events

Distributions

On January 13, 2026, our Board of Directors declared the following monthly distributions for the months of January, February, and March of 2026:

Record Date	Payment Date	Common Stock and Non-controlling OP Unit Distributions per Share	Series E Preferred Distributions per Share	Series G Preferred Distributions per Share
January 23, 2026	January 30, 2026	$0.10	$0.138021	$0.125
February 18, 2026	February 27, 2026	0.10	0.138021	0.125
March 23, 2026	March 31, 2026	0.10	0.138021	0.125
		$0.30	$0.414063	$0.375

Series F Preferred Stock Distributions
Record Date	Payment Date	Distribution per Share
January 27, 2026	February 5, 2026	$0.125
February 24, 2026	March 5, 2026	0.125
March 25, 2026	April 3, 2026	0.125
		$0.375

Senior Common Stock Distributions
Payable to the Holders of Record During the Month of:	Payment Date	Distribution per Share
January	February 5, 2026	$0.0875
February	March 5, 2026	0.0875
March	April 3, 2026	0.0875
		$0.2625

Sale Activity

On January 12, 2026, we sold a portion of a land parcel at one of our Ocala, Florida properties for $2.0 million. We realized a $1.8 million gain on sale, net.

GLADSTONE COMMERCIAL CORPORATION
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2025 (Dollars in Thousands)

		Initial Cost			Total Cost
Location of Property	Encumbrances	Land	Buildings & Improvements	Improvement Costs Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total (1)	Accumulated Depreciation (2)	Net Real Estate	Year Construction/ Improvements	Date Acquired
Raleigh, North Carolina (3)
Office Building	$—	$960	$4,481	$2,431	$960	$6,912	$7,872	$3,408	$4,464	1997	12/23/2003
Canton, Ohio (3)
Office Building	—	186	3,083	1,256	187	4,338	4,525	2,230	2,295	1994	1/30/2004
Akron, Ohio (3)
Office Building	—	1,973	6,771	4,091	1,974	10,861	12,835	5,907	6,928	1968/1999	4/29/2004
Canton, North Carolina (3)
Industrial Building	—	150	5,050	7,285	150	12,335	12,485	5,348	7,137	1998/2014	7/6/2004
Crenshaw, Pennsylvania (3)
Industrial Building	—	100	6,574	269	100	6,843	6,943	3,777	3,166	1991	8/5/2004
Lexington, North Carolina (3)
Industrial Building	—	820	2,107	69	820	2,176	2,996	1,225	1,771	1986	8/5/2004
Mt. Pocono, Pennsylvania (3)
Industrial Building	—	350	5,819	18	350	5,837	6,187	3,206	2,981	1995/1999	10/15/2004
San Antonio, Texas (3)
Office Building	—	843	7,514	3,208	843	10,722	11,565	5,952	5,613	1999	2/10/2005
Big Flats, New York (3)
Industrial Building	—	275	6,459	515	275	6,974	7,249	3,585	3,664	2001	4/15/2005
Wichita, Kansas (3)
Office Building	—	1,525	9,703	1,368	1,525	11,071	12,596	5,750	6,846	2000	5/18/2005
Duncan, South Carolina (3)
Industrial Building	—	783	10,790	1,889	783	12,679	13,462	6,575	6,887	1984/2001/2007	7/14/2005
Duncan, South Carolina (3)
Industrial Building	—	195	2,682	470	195	3,152	3,347	1,634	1,713	1984/2001/2007	7/14/2005
Clintonville, Wisconsin (3)
Industrial Building	—	55	4,717	3,785	55	8,502	8,557	3,850	4,707	1992/2013	10/31/2005
Burnsville, Minnesota (3)
Office Building	—	3,511	8,746	9,238	3,511	17,984	21,495	10,694	10,801	1984	5/10/2006
Menomonee Falls, Wisconsin (3)
Industrial Building	—	625	6,911	686	625	7,597	8,222	4,021	4,201	1986/2000	6/30/2006
Mason, Ohio (3)
Office Building	—	797	6,258	2,026	797	8,284	9,081	4,144	4,937	2002	1/5/2007
Raleigh, North Carolina (3)
Industrial Building	—	1,606	5,513	4,700	1,606	10,213	11,819	6,101	5,718	1994	2/16/2007
Tulsa, Oklahoma (3)
Industrial Building	—	—	14,057	1,018	—	15,075	15,075	8,145	6,930	2004	3/1/2007
Hialeah, Florida (3)
Industrial Building	—	3,562	6,672	2,108	3,562	8,780	12,342	3,779	8,563	1956/1992	3/9/2007
Mason, Ohio (3)
Retail Building	—	1,201	4,961	—	1,201	4,961	6,162	2,399	3,763	2007	7/1/2007
Cicero, New York (3)
Industrial Building	—	299	5,019	150	299	5,169	5,468	2,395	3,073	2005	9/6/2007
Grand Rapids, Michigan (3)
Office Building	—	1,629	10,500	1,573	1,629	12,073	13,702	5,615	8,087	2001	9/28/2007
Bolingbrook, Illinois (3)
Industrial Building	—	1,272	5,003	1,070	1,272	6,073	7,345	3,268	4,077	2002	9/28/2007
Decatur, Georgia (3)
Medical Office Building	—	783	3,241	358	844	3,538	4,382	1,711	2,671	1989	12/13/2007
Decatur, Georgia (3)
Medical Office Building	—	205	847	94	221	925	1,146	448	698	1989	12/13/2007
Decatur, Georgia (3)
Medical Office Building	—	257	1,062	118	277	1,160	1,437	561	876	1989	12/13/2007
Snellville, Georgia (3)
Medical Office Building	—	176	727	81	190	794	984	384	600	1986	12/13/2007
Covington, Georgia (3)
Medical Office Building	—	232	959	106	250	1,047	1,297	507	790	2000	12/13/2007
Conyers, Georgia (3)
Medical Office Building	—	296	1,228	135	319	1,340	1,659	649	1,010	1994	12/13/2007
Reading, Pennsylvania (3)
Industrial Building	—	491	6,202	357	491	6,559	7,050	2,936	4,114	2007	1/29/2008
Pineville, North Carolina (3)

		Initial Cost			Total Cost
Location of Property	Encumbrances	Land	Buildings & Improvements	Improvement Costs Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total (1)	Accumulated Depreciation (2)	Net Real Estate	Year Construction/ Improvements	Date Acquired
Industrial Building	—	669	3,028	293	669	3,321	3,990	1,607	2,383	1985	4/30/2008
Marietta, Ohio (3)
Industrial Building	—	829	6,607	529	829	7,136	7,965	3,446	4,519	1992/2007	8/29/2008
Chalfont, Pennsylvania (3)
Industrial Building	—	1,249	6,420	1,372	1,249	7,792	9,041	3,671	5,370	1987	8/29/2008
Orange City, Iowa
Industrial Building	1,058	258	5,861	6	258	5,867	6,125	2,761	3,364	1990	12/15/2010
Springfield, Missouri (3)
Office Building	—	1,700	12,038	1,237	1,845	13,130	14,975	5,595	9,380	2006	6/20/2011
Dartmouth, Massachusetts (3)
Retail Location	—	—	4,236	—	—	4,236	4,236	1,670	2,566	2011	11/18/2011
Springfield, Missouri
Retail Location	580	—	2,275	—	—	2,275	2,275	1,007	1,268	2005	12/13/2011
Ashburn, Virginia (3)
Office Building	—	706	7,858	2,754	705	10,613	11,318	3,699	7,619	2002	1/25/2012
Ottumwa, Iowa
Industrial Building	706	212	5,072	310	212	5,382	5,594	2,229	3,365	1970	5/30/2012
New Albany, Ohio
Office Building	4,260	1,658	8,746	3,441	1,658	12,187	13,845	4,335	9,510	2007	6/5/2012
Columbus, Georgia (3)
Office Building	—	1,378	4,520	—	1,378	4,520	5,898	2,414	3,484	2012	6/21/2012
Fort Worth, Texas
Industrial Building	6,249	963	15,647	—	963	15,647	16,610	5,972	10,638	2005	11/8/2012
Vance, Alabama (3)
Industrial Building	—	457	10,529	6,692	457	17,221	17,678	5,919	11,759	2013	5/9/2013
Austin, Texas
Office Building	—	2,330	44,021	6,507	2,330	50,528	52,858	25,166	27,692	1999	7/9/2013
Englewood, Colorado (3)
Office Building	—	1,503	11,739	1,498	1,503	13,237	14,740	6,340	8,400	2008	12/11/2013
Novi, Michigan (3)
Industrial Building	—	352	5,626	144	352	5,770	6,122	2,176	3,946	1988	12/27/2013
Allen, Texas (3)
Retail Building	—	874	3,634	—	874	3,634	4,508	1,385	3,123	2004	3/27/2014
Colleyville, Texas (3)
Retail Building	—	1,277	2,424	—	1,277	2,424	3,701	918	2,783	2000	3/27/2014
Coppell, Texas (3)
Retail Building	—	1,448	3,349	—	1,448	3,349	4,797	1,292	3,505	2005	5/8/2014
Taylor, Pennsylvania (3)
Industrial Building	—	3,101	25,405	5,629	3,101	31,034	34,135	9,607	24,528	2000/2006	6/9/2014
Aurora, Colorado (3)
Industrial Building	—	2,882	3,917	96	2,882	4,013	6,895	1,509	5,386	1983	7/1/2014
Indianapolis, Indiana (3)
Office Building	—	502	6,422	1,964	499	8,389	8,888	4,182	4,706	1981/2014	9/3/2014
Denver, Colorado (3)
Industrial Building	—	1,621	7,071	11,878	1,621	18,949	20,570	5,283	15,287	1985	10/31/2014
Monroe, Michigan
Industrial Building	8,775	658	14,607	195	658	14,802	15,460	4,914	10,546	2004	12/23/2014
Monroe, Michigan
Industrial Building	6,121	460	10,225	(20)	459	10,206	10,665	3,365	7,300	2004	12/23/2014
Dublin, Ohio (3)
Office Building	—	1,338	5,058	1,086	1,338	6,144	7,482	2,753	4,729	1980/Various	5/28/2015
Hapeville, Georgia (3)
Office Building	—	2,272	8,778	263	2,272	9,041	11,313	3,400	7,913	1999/2007	7/15/2015
Villa Rica, Georgia (3)
Industrial Building	—	293	5,277	309	293	5,586	5,879	2,029	3,850	2000/2014	10/20/2015
Fort Lauderdale, Florida
Office Building	10,550	4,117	15,516	8,046	4,117	23,562	27,679	9,049	18,630	1984	9/12/2016
King of Prussia, Pennsylvania
Office Building	13,152	3,681	15,739	473	3,681	16,212	19,893	6,703	13,190	2001	12/14/2016
Conshohocken, Pennsylvania
Office Building	4,105	1,996	10,880	1,028	1,996	11,908	13,904	3,799	10,105	1996	6/22/2017
Philadelphia, Pennsylvania
Industrial Building	13,644	5,896	16,282	1,418	5,906	17,690	23,596	6,504	17,092	1994/2011	7/7/2017
Maitland, Florida
Office Building	12,911	3,073	19,661	1,646	3,091	21,289	24,380	9,039	15,341	1998	7/31/2017
Maitland, Florida
Office Building	6,473	2,095	9,339	9	2,095	9,348	11,443	3,274	8,169	1999	7/31/2017
Columbus, Ohio (3)

		Initial Cost			Total Cost
Location of Property	Encumbrances	Land	Buildings & Improvements	Improvement Costs Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total (1)	Accumulated Depreciation (2)	Net Real Estate	Year Construction/ Improvements	Date Acquired
Office Building	—	1,926	11,410	875	1,925	12,286	14,211	4,251	9,960	2007	12/1/2017
Salt Lake City, Utah (3)
Office Building	—	4,446	9,938	801	4,446	10,739	15,185	4,196	10,989	2007	12/1/2017
Vance, Alabama (3)
Industrial Building	—	459	12,224	44	469	12,258	12,727	3,506	9,221	2018	3/9/2018
Columbus, Ohio
Industrial Building	3,931	681	6,401	599	681	7,000	7,681	2,456	5,225	1990	9/20/2018
Detroit, Michigan
Industrial Building	4,974	1,458	10,092	10	1,468	10,092	11,560	2,620	8,940	1997	10/30/2018
Detroit, Michigan (3)
Industrial Building	—	662	6,681	10	672	6,681	7,353	1,764	5,589	2002/2016	10/30/2018
Lake Mary, Florida
Office Building	9,337	3,018	11,756	172	3,020	11,926	14,946	3,628	11,318	1997/2018	12/27/2018
Moorestown, New Jersey (3)
Industrial Building	—	471	1,825	—	471	1,825	2,296	692	1,604	1991	2/8/2019
Indianapolis, Indiana (3)
Industrial Building	—	255	2,809	—	255	2,809	3,064	755	2,309	1989/2019	2/28/2019
Ocala, Florida (3)
Industrial Building	—	1,286	8,535	—	1,286	8,535	9,821	1,956	7,865	2001	4/5/2019
Ocala, Florida (3)
Industrial Building	—	725	4,814	849	724	5,664	6,388	1,384	5,004	1965/2007	4/5/2019
Delaware, Ohio (3)
Industrial Building	—	316	2,355	—	316	2,355	2,671	604	2,067	2005	4/30/2019
Denton, Texas (3)
Industrial Building	—	1,497	4,151	—	1,496	4,152	5,648	1,182	4,466	2012	7/30/2019
Temple, Texas (3)
Industrial Building	—	200	4,335	65	200	4,400	4,600	1,115	3,485	1973/2006	9/26/2019
Temple, Texas (3)
Industrial Building	—	296	6,425	99	296	6,524	6,820	1,653	5,167	1978/2006	9/26/2019
Indianapolis, Indiana (3)
Industrial Building	—	1,158	5,162	4	1,162	5,162	6,324	1,910	4,414	1967/1998	11/14/2019
Jackson, Tennessee
Industrial Building	4,028	311	7,199	—	311	7,199	7,510	1,448	6,062	2019	12/16/2019
Carrollton, Georgia
Industrial Building	3,580	291	6,720	—	292	6,719	7,011	1,308	5,703	2015/2019	12/17/2019
New Orleans, Louisiana
Industrial Building	3,192	2,168	4,667	25	2,166	4,694	6,860	1,497	5,363	1975	12/17/2019
San Antonio, Texas
Industrial Building	3,276	775	6,877	864	773	7,743	8,516	1,700	6,816	1985	12/17/2019
Port Allen, Louisiana
Industrial Building	2,428	292	3,411	412	291	3,824	4,115	1,045	3,070	1983/2005	12/17/2019
Albuquerque, New Mexico
Industrial Building	1,571	673	2,291	4	671	2,297	2,968	540	2,428	1998/2017	12/17/2019
Tucson, Arizona
Industrial Building	2,940	819	4,636	210	817	4,848	5,665	1,094	4,571	1987/1995/2005	12/17/2019
Albuquerque, New Mexico
Industrial Building	2,974	818	5,219	240	815	5,462	6,277	1,171	5,106	2000/2018	12/17/2019
Indianapolis, Indiana (3)
Industrial Building	—	489	3,956	283	493	4,235	4,728	941	3,787	1987	1/8/2020
Houston, Texas
Industrial Building	8,629	1,714	14,170	3	1,717	14,170	15,887	2,456	13,431	2000/2018	1/27/2020
Charlotte, North Carolina
Industrial Building	4,661	1,458	6,778	4	1,461	6,779	8,240	1,493	6,747	1995/1999/2006	1/27/2020
St. Charles, Missouri
Industrial Building	2,578	924	3,749	4	928	3,749	4,677	672	4,005	2012	1/27/2020
Crandall, Georgia
Industrial Building	15,221	2,711	26,632	172	2,711	26,804	29,515	4,658	24,857	2020	3/9/2020
Terre Haute, Indiana (3)
Industrial Building	—	502	8,076	—	502	8,076	8,578	1,289	7,289	2010	9/1/2020
Montgomery, Alabama (3)
Industrial Building	—	599	11,290	3	602	11,290	11,892	2,340	9,552	1990/1997	10/14/2020
Huntsville, Alabama
Industrial Building	8,875	1,445	15,040	11,158	1,445	26,198	27,643	5,191	22,452	2001	12/18/2020
Pittsburgh, Pennsylvania
Industrial Building	5,982	1,422	10,094	567	1,422	10,661	12,083	2,355	9,728	1994	12/21/2020
Findlay, Ohio
Industrial Building	4,742	258	8,847	—	258	8,847	9,105	1,561	7,544	1992/2008	1/22/2021
Baytown, Texas (3)

		Initial Cost			Total Cost
Location of Property	Encumbrances	Land	Buildings & Improvements	Improvement Costs Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total (1)	Accumulated Depreciation (2)	Net Real Estate	Year Construction/ Improvements	Date Acquired
Industrial Building	—	1,604	5,533	3	1,607	5,533	7,140	1,224	5,916	2018	6/17/2021
Pacific, Missouri (3)
Industrial Building	—	926	7,294	—	926	7,294	8,220	1,063	7,157	2019/2021	7/21/2021
Pacific, Missouri (3)
Industrial Building	—	235	1,852	—	235	1,852	2,087	270	1,817	2019/2021	7/21/2021
Pacific, Missouri (3)
Industrial Building	—	607	4,782	—	607	4,782	5,389	697	4,692	2019/2021	7/21/2021
Pacific, Missouri (3)
Industrial Building	—	257	2,027	—	257	2,027	2,284	295	1,989	2019/2021	7/21/2021
Peru, Illinois (3)
Industrial Building	—	89	1,413	—	89	1,413	1,502	280	1,222	1987/1998	8/20/2021
Peru, Illinois (3)
Industrial Building	—	140	2,225	—	140	2,225	2,365	440	1,925	1987/1998	8/20/2021
Charlotte, North Carolina (3)
Industrial Building	—	1,400	10,615	—	1,400	10,615	12,015	1,767	10,248	1972/2018	11/3/2021
Atlanta, Georgia (3)
Industrial Building	—	1,255	8,787	1,503	1,255	10,290	11,545	1,475	10,070	1974	12/21/2021
Crossville, Tennessee
Industrial Building	15,055	434	24,589	—	434	24,589	25,023	2,706	22,317	2020	12/21/2021
Wilkesboro, North Carolina (3)
Industrial Building	—	346	5,758	—	346	5,758	6,104	869	5,235	2014	2/24/2022
Cleveland, Ohio
Industrial Building	3,425	628	5,252	495	628	5,747	6,375	1,133	5,242	1966/1972/2000/2013	5/4/2022
Fort Payne, Alabama
Industrial Building	6,141	217	10,778	—	217	10,778	10,995	1,375	9,620	2013	5/4/2022
Wilmington, North Carolina
Industrial Building	6,065	1,104	9,730	22	1,104	9,752	10,856	1,572	9,284	2000/2020	5/12/2022
Wilmington, North Carolina
Industrial Building	3,135	571	5,031	12	571	5,043	5,614	813	4,801	2000/2020	5/12/2022
Wilmington, North Carolina
Industrial Building	241	44	386	1	44	387	431	62	369	2000/2020	5/12/2022
Bridgeton, New Jersey
Industrial Building	1,901	571	2,753	3	574	2,753	3,327	496	2,831	2017	8/5/2022
Vineland, New Jersey
Industrial Building	14,631	860	24,634	4	864	24,634	25,498	2,975	22,523	2003/2009	8/5/2022
Jacksonville, Florida
Industrial Building	4,338	1,099	5,587	222	1,099	5,809	6,908	733	6,175	1978	9/16/2022
Fort Payne, Alabama (3)
Industrial Building	—	39	4,774	—	39	4,774	4,813	501	4,312	2022	9/20/2022
Denver, Colorado
Industrial Building	6,513	5,227	4,649	157	5,228	4,805	10,033	657	9,376	1978	10/26/2022
Greenville, South Carolina (3)
Industrial Building	—	411	3,693	105	410	3,799	4,209	441	3,768	1964	12/21/2022
Riverdale, Illinois
Industrial Building	2,685	675	3,862	43	676	3,904	4,580	369	4,211	1949/1992	4/14/2023
Dallas Forth Worth, Texas
Retail Building	1,438	770	1,636	(1)	770	1,635	2,405	164	2,241	2010/2023	7/10/2023
Dallas Forth Worth, Texas
Industrial Building	4,507	1,269	6,617	—	1,268	6,618	7,886	602	7,284	1999	7/28/2023
Allentown, Pennsylvania (3)
Industrial Building	—	987	5,506	53	988	5,558	6,546	413	6,133	1974/2016	10/12/2023
Indianapolis, Indiana (3)
Industrial Building	—	928	3,102	(108)	820	3,102	3,922	248	3,674	1997	11/3/2023
Warfordsburg, Pennsylvania (3)
Industrial Building	—	414	2,925	—	414	2,925	3,339	208	3,131	1991/1999	5/7/2024
Warfordsburg, Pennsylvania (3)
Industrial Building	—	77	542	—	77	542	619	38	581	1991/1999	5/7/2024
Warfordsburg, Pennsylvania (3)
Industrial Building	—	576	4,079	—	576	4,079	4,655	290	4,365	1991/1999	5/7/2024
Warfordsburg, Pennsylvania (3)
Industrial Building	—	101	716	—	101	716	817	51	766	1991/1999	5/7/2024
Warfordsburg, Pennsylvania (3)
Industrial Building	—	1	6	—	1	6	7	—	7	1991/1999	5/7/2024
Midland, Texas (3)
Industrial Building	—	525	7,772	—	525	7,772	8,297	322	7,975	2024	8/29/2024
St. Clair, Missouri (3)
Industrial Building	—	1,168	3,493	5,488	1,169	8,980	10,149	130	10,019	2014	11/15/2024
Houston, Texas (3)

		Initial Cost			Total Cost
Location of Property	Encumbrances	Land	Buildings & Improvements	Improvement Costs Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total (1)	Accumulated Depreciation (2)	Net Real Estate	Year Construction/ Improvements	Date Acquired
Industrial Building	—	256	926	—	256	926	1,182	28	1,154	2009/2023	2/19/2025
Houston, Texas (3)
Industrial Building	—	239	866	—	239	866	1,105	26	1,079	2009/2023	2/19/2025
Houston, Texas (3)
Industrial Building	—	2,133	7,721	(1)	2,132	7,721	9,853	235	9,618	2009/2023	2/19/2025
Houston, Texas (3)
Industrial Building	—	2,580	9,342	—	2,580	9,342	11,922	284	11,638	2009/2023	2/19/2025
Houston, Texas (3)
Industrial Building	—	362	1,310	—	362	1,310	1,672	40	1,632	2009/2023	2/19/2025
Dallas, Texas (3)
Industrial Building	—	—	39,195	—	—	39,195	39,195	813	38,382	2021	3/28/2025
Germantown, Wisconsin (3)
Industrial Building	—	3,103	48,268	1	3,104	48,268	51,372	848	50,524	2022/2024	5/9/2025
Harrison Township, Missouri (3)
Industrial Building	—	91	492	29	91	521	612	11	601	1970/1994	6/25/2025
Harrison Township, Missouri (3)
Industrial Building	—	1,303	7,012	400	1,302	7,413	8,715	162	8,553	1970/1994	6/25/2025
Harrison Township, Missouri (3)
Industrial Building	—	573	3,087	176	573	3,263	3,836	71	3,765	1970/1994	6/25/2025
Cartersville, Georgia (3)
Industrial Building	—	805	9,970	35	804	10,006	10,810	95	10,715	1983	9/30/2025
Ossian, Indiana (3)
Industrial Building	—	519	15,006	1	520	15,006	15,526	146	15,380	1995	9/30/2025
Ligonier, Indiana (3)
Industrial Building	—	511	8,667	(1)	510	8,667	9,177	88	9,089	1992	9/30/2025
Caro, Michigan (3)
Industrial Building	—	94	4,124	24	95	4,147	4,242	41	4,201	1955/1980 /1990	9/30/2025
Caro, Michigan (3)
Industrial Building	—	23	991	4	23	995	1,018	10	1,008	1955/1980 /1990	9/30/2025
Caro, Michigan (3)
Industrial Building	—	6	251	1	6	252	258	3	255	1955/1980 /1990	9/30/2025
Caro, Michigan (3)
Industrial Building	—	3	133	1	3	134	137	1	136	1955/1980 /1990	9/30/2025
Chesterfield, Michigan (3)
Industrial Building	—	416	3,681	—	415	3,682	4,097	34	4,063	1987/2013	9/30/2025
Cass City, Michigan (3)
Industrial Building	—	90	1,550	8	90	1,558	1,648	18	1,630	1960/1995 /2005/2022	9/30/2025
	$251,578	$152,190	$1,115,018	$135,432	$152,453	$1,250,187	$1,402,640	$361,280	$1,041,360
(1)The aggregate cost for land and building improvements for federal income tax purposes is the same as the total gross cost of land, building improvements and acquisition costs capitalized for asset acquisitions under ASC 360, which is $1,402.6 million.
(2)Depreciable life of all buildings is the shorter of the useful life of the asset or 39 years. Depreciable life of all improvements is the shorter of the useful life of the assets or the life of the respective leases on each building, which range from 5-25 years.
(3)These properties are in our unencumbered pool of assets on our Credit Facility.

The following table reconciles the change in the balance of real estate during the years ended December 31, 2025, 2024 and 2023, respectively (in thousands):

	2025		2024		2023
Balance at beginning of period	$1,219,918		$1,261,715		$1,299,570
Additions:
Acquisitions during period	175,701		22,394		25,352
Improvements	18,632		12,160		9,087
Deductions:
Dispositions during period	(11,602)		(69,723)		(53,281)
Impairments during period	(9)		(6,628)		(19,013)
Balance at end of period	$1,402,640	(1)	$1,219,918	(2)	$1,261,715	(3)
(1)The real estate figure includes $12.2 million of real estate held for sale as of December 31, 2025.
(2)The real estate figure includes $8.1 million of real estate held for sale as of December 31, 2024.
(3)The real estate figure includes $40.4 million of real estate held for sale as of December 31, 2023.

The following table reconciles the change in the balance of accumulated depreciation during the years ended December 31, 2025, 2024 and 2023, respectively (in thousands):

	2025		2024		2023
Balance at beginning of period	$323,434		$312,517		$295,130
Additions during period	42,204		39,511		41,174
Dispositions during period	(4,358)		(28,594)		(23,787)
Balance at end of period	$361,280	(1)	$323,434	(2)	$312,517	(3)
(1)The accumulated depreciation figure includes $1.8 million of real estate held for sale as of December 31, 2025.
(2)The accumulated depreciation figure includes $3.8 million of real estate held for sale as of December 31, 2024.
(3)The accumulated depreciation figure includes $12.9 million of real estate held for sale as of December 31, 2023.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2025, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2025 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

d) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the three months ended December 31, 2025, no officer or director of the Company adopted or terminated any “Rule 10b5-1 trading agreement” or any “non-Rule 10b5-1 trading agreement,” as each item is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after December 31, 2025. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2026 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference from our 2026 Proxy Statement under the captions “Proposal 1 - Election of Directors to the Class of 2029,” “Information Regarding the Board of Directors and Corporate Governance,” “Compensation Committee Report,” “Executive Officers,” and sub-captions “Code of Ethics and Business Conduct” and “Insider Trading Policy” as well as from the information disclosed under the caption “Code of Ethics” included in Part I, Item 1 of this Annual Report on Form 10-K. Our Insider Trading Policy is filed as Exhibit 19 with this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from our 2026 Proxy Statement under the captions “Executive Compensation,” “Director Compensation,” and “Compensation Committee Report,” and sub-caption “Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference from our 2026 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from our 2026 Proxy Statement under the captions “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance.”

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference from our 2026 Proxy Statement under the sub-captions “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policy and Procedures” under the caption “Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits and Financial Statement Schedules.

a.	DOCUMENTS FILED AS PART OF THIS REPORT

1	The following financial statements are filed herewith:

Report of Management on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2025 and 2024
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Equity for the years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023
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

4.8
Form of 5.99% Senior Guaranteed Notes due December 15, 2030, included as Schedule 1 to the Note Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed December 15, 2025.

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

10.8
Fourth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Gladstone Commercial Limited Partnership, incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-33097), filed August 9, 2021.

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

10.17
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

10.18
Increase Letter Agreement, dated as of September 18, 2025, by and among Gladstone Commercial Limited Partnership, as borrower, Gladstone Commercial Corporation and certain of its wholly owned subsidiaries, as guarantors, and KeyBank National Association, as increasing lender and agent., incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33097), filed November 3, 2025.

10.19
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

10.20
Note Purchase Agreement, dated December 15, 2025 by and among Gladstone Commercial Limited Partnership, Gladstone Commercial Corporation and the Purchasers party thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed December 15, 2025.

10.21	Form of Unconditional Guaranty of Payment and Performance, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33097), filed December 15, 2025.

19	Insider Trading Policy (filed herewith).
21	List of Subsidiaries of the Registrant (filed herewith).
23	Consent of PricewaterhouseCoopers LLP (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
97.1	Gladstone Commercial Corporation Compensation Recoupment Policy, incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-33097), filed February 21, 2024.
99.1	Estimated Value Methodology for Series F Cumulative Redeemable Preferred Stock as of December 31, 2025 (filed herewith).
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024, (ii) the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2025, 2024 and 2023, (iii) the Consolidated Statements of Equity for the years ended December 31, 2025, 2024 and 2023, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023 and (v) the Notes to Consolidated Financial Statements.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Commercial Corporation
Date:	February 18, 2026	By:	/s/ Gary Gerson
Gary Gerson
Chief Financial Officer
Date:	February 18, 2026	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer and
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 18, 2026	By:	/s/ David Gladstone
David Gladstone Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

Date:	February 18, 2026	By:	/s/ Gary Gerson
Gary Gerson Chief Financial Officer (principal financial and accounting officer)

Date:	February 18, 2026	By:	/s/ Michela A. English
Michela A. English Director

Date:	February 18, 2026	By:	/s/ Katharine C. Gorka
Katharine C. Gorka Director

Date:	February 18, 2026	By:	/s/ Paula Novara
Paula Novara Director

Date:	February 18, 2026	By:	/s/ John Outland
John Outland Director

Date:	February 18, 2026	By:	/s/ Anthony W. Parker
Anthony W. Parker Director

Date:	February 18, 2026	By:	/s/ Walter H. Wilkinson, Jr.
Walter H. Wilkinson, Jr. Director