Form 10-Q
period 2026-06-30
GLADSTONE COMMERCIAL CORP
filed 2026-08-05
CIK 1234006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of August 5, 2026 was 48,407,501.

GLADSTONE COMMERCIAL CORPORATION
FORM 10-Q FOR THE QUARTER ENDED
JUNE 30, 2026

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Gladstone Commercial Corporation
Condensed Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Real estate, at cost	$1,418,722	$1,390,445
Less: accumulated depreciation	381,606	359,513
Total real estate, net	1,037,116	1,030,932
Lease intangibles, net	113,157	115,579
Real estate and related assets held for sale	—	11,260
Cash and cash equivalents	10,361	10,810
Restricted cash	5,437	5,781
Funds held in escrow	2,266	5,336
Right-of-use assets from operating leases	3,575	3,707
Right-of-use assets from finance leases, net	2,836	2,877
Deferred rent receivable, net	49,205	47,922
Other assets	19,015	12,729
TOTAL ASSETS	$1,242,968	$1,246,933
LIABILITIES, MEZZANINE EQUITY AND EQUITY
LIABILITIES
Mortgage notes payable, net	$244,081	$250,193
Borrowings under Revolver	51,570	37,370
Borrowings under Term Loan A, Term Loan B and Term Loan C, net	398,046	397,702
Senior unsecured notes, net	158,353	158,201
Deferred rent liability, net	16,885	17,191
Operating lease liabilities	3,688	3,816
Finance lease liabilities	2,977	2,964
Asset retirement obligation	5,577	5,363
Accounts payable and accrued expenses	16,010	10,959
Liabilities related to assets held for sale	—	397
Due to Adviser and Administrator (1)	3,478	3,223
Other liabilities	14,778	17,621
TOTAL LIABILITIES	$915,443	$905,000
Commitments and contingencies (2)
MEZZANINE EQUITY
Series E and G redeemable preferred stock, net, par value $0.001 per share; $25 per share liquidation preference; 10,750,886 and 10,750,886 shares authorized; and 7,052,334 and 7,052,334 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively (3)	$170,041	$170,041
TOTAL MEZZANINE EQUITY	$170,041	$170,041
EQUITY
Senior common stock, par value $0.001 per share; 950,000 shares authorized; and 378,766 and 379,223 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively (3)	$1	$1
Common stock, par value $0.001 per share, 62,639,994 and 62,599,663 shares authorized; and 48,407,375 and 48,406,993 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively (3)	48	48
Series F redeemable preferred stock, par value $0.001 per share; $25 per share liquidation preference; 25,659,120 and 25,699,451 shares authorized and 716,971 and 750,247 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively (3)	1	1
Additional paid in capital	840,812	841,574
Accumulated other comprehensive income	9,768	3,314
Distributions in excess of accumulated earnings	(693,257)	(673,168)
TOTAL STOCKHOLDERS' EQUITY	$157,373	$171,770
OP Units held by Non-controlling OP Unitholders (3)	111	122
TOTAL EQUITY	$157,484	$171,892
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$1,242,968	$1,246,933
(1)Refer to Note 2 “Related Party Transactions”
(2)Refer to Note 6 “Commitments and Contingencies”
(3)Refer to Note 7 “Equity and Mezzanine Equity”

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation
Condensed Consolidated Statements of Operations and Comprehensive Income
(Dollars in Thousands, Except Share and Per Share Data)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Operating revenues
Lease revenue	$43,989	$39,533	$85,898	$77,034
Total operating revenues	$43,989	$39,533	$85,898	$77,034
Operating expenses
Depreciation and amortization	$14,957	$14,249	$29,753	$27,492
Property operating expenses	7,157	7,258	14,192	14,158
Base management fee (1)	1,745	1,640	3,480	3,207
Incentive fee (1)	597	709	1,195	1,348
Administration fee (1)	622	590	1,293	1,212
General and administrative	1,181	1,400	2,187	2,284
Impairment charge	—	9	—	9
Total operating expense before incentive fee waiver	$26,259	$25,855	$52,100	$49,710
Incentive fee waiver (1)	(22)	(709)	(619)	(709)
Total operating expenses	$26,237	$25,146	$51,481	$49,001
Other (expense) income
Interest expense	$(11,397)	$(10,058)	$(22,851)	$(19,196)
Gain on sale of real estate, net	1,894	377	3,676	377
Other income (expense)	21	(72)	(3)	559
Total other (expense) income, net	$(9,482)	$(9,753)	$(19,178)	$(18,260)
Net income	$8,270	$4,634	$15,239	$9,773
Net income available to OP Units held by Non-controlling OP Unitholders	(4)	(1)	(7)	(3)
Net income available to the Company	$8,266	$4,633	$15,232	$9,770
Distributions attributable to Series E, F, and G preferred stock	(3,036)	(3,085)	(6,078)	(6,193)
Distributions attributable to senior common stock	(99)	(101)	(197)	(202)
(Loss) gain on extinguishment of Series F preferred stock, net	(7)	9	(3)	(1)
Net income available to common stockholders	$5,124	$1,456	$8,954	$3,374
Income per weighted average share of common stock - basic & diluted
Income available to common stockholders	$0.11	$0.03	$0.18	$0.07
Weighted average shares of common stock outstanding
Basic and Diluted	48,407,119	46,219,663	48,407,056	45,417,792
Earnings per weighted average share of senior common stock	$0.26	$0.26	$0.52	$0.52
Weighted average shares of senior common stock outstanding - basic	379,078	387,496	379,150	387,136
Comprehensive income (loss)
Change in unrealized gain (loss) related to interest rate hedging instruments, net	$3,740	$(2,344)	$6,467	$(6,360)
Other comprehensive income (loss)	3,740	(2,344)	6,467	(6,360)
Net income	$8,270	$4,634	$15,239	$9,773
Comprehensive income	$12,010	$2,290	$21,706	$3,413
Comprehensive income available to OP Units held by Non-controlling OP Unitholders	(4)	(1)	(7)	(3)
Total comprehensive income available to the Company	$12,006	$2,289	$21,699	$3,410
(1)Refer to Note 2 “Related Party Transactions”
The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation
Condensed Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	For the six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$15,239	$9,773
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,753	27,492
Impairment charge	—	9
Gain on sale of real estate, net	(3,676)	(377)
Amortization of deferred financing costs	1,341	913
Amortization of deferred rent asset and liability, net	(2,508)	(2,996)
Straight-line rent adjustment	(1,596)	(1,207)
Receipt of sales-type lease receivable	—	18,618
Amortization of discount and premium on assumed debt, net	2	15
Asset retirement obligation expense	74	68
Amortization of right-of-use asset from operating leases and operating lease liabilities, net	4	3
Amortization of right-of-use asset finance lease liabilities, net	13	9
Operating changes in assets and liabilities
Decrease in other assets	(1,680)	(1,374)
Increase in accounts payable and accrued expenses	554	4,149
Increase in amount due to Adviser and Administrator	255	471
Decrease in other liabilities	(1,003)	(1,784)
Leasing commissions	(1,301)	(250)
Net cash provided by operating activities	$35,471	$53,532
Cash flows from investing activities:
Acquisition of real estate and related intangible assets	$(23,004)	$(153,067)
Improvements of existing real estate	(2,094)	(7,182)
Proceeds from sale of real estate	14,616	4,846
Receipts from tenants for reserves	422	934
Payments to tenants from reserves	(808)	(998)
Deposits on future acquisitions	(100)	(1,450)
Deposits applied against acquisition of real estate investments	—	1,450
Net cash used in investing activities	$(10,968)	$(155,467)
Cash flows from financing activities:
Proceeds from issuance of equity	$—	$38,954
Offering costs paid	—	(551)
Redemption of Series F preferred stock	(921)	(2,383)
Payments for deferred financing costs	(108)	(199)
Receipts from lenders for funds held in escrow	3,447	—
Payments to lenders for funds held in escrow	(377)	(361)
Principal repayments on mortgage notes payable	(6,397)	(11,988)
Borrowings from revolving credit facility	62,600	166,200
Repayments on revolving credit facility	(48,400)	(73,730)
Borrowings on unsecured term loan	—	20,000
Increase in security deposits	40	247
Distributions paid to common, senior common, preferred stock and Non-controlling OP Unitholders	(35,180)	(33,428)
Net cash (used in) provided by financing activities	$(25,296)	$102,761
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(793)	$826
Cash, cash equivalents, and restricted cash at beginning of period	$16,591	$15,074
Cash, cash equivalents, and restricted cash at end of period	$15,798	$15,900
NON-CASH INFORMATION

Tenant funded fixed asset improvements included in deferred rent liability, net	$2,316	$—
Unrealized gain (loss) related to interest rate hedging instruments, net	$6,467	$(6,360)
Right-of-use asset from finance leases	$—	$2,938
Finance lease liabilities	$—	$(2,938)
Capital improvements included in accounts payable and accrued expenses	$5,399	$6,724
Increase in asset retirement obligation in connection with acquisition	$140	$93
Dividends paid on Series F preferred stock via additional share issuances	$161	$248
(1)Prior period conformed to current presentation.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (dollars in thousands):

	For the six months ended June 30,
	2026	2025
Cash and cash equivalents	$10,361	$11,660
Restricted cash	5,437	4,240
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$15,798	$15,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gladstone Commercial Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Organization, Basis of Presentation and Significant Accounting Policies

Gladstone Commercial Corporation is a real estate investment trust (“REIT”) that was incorporated under the General Corporation Law of the State of Maryland on February 14, 2003. We focus on acquiring, owning and managing primarily industrial and office properties. Subject to certain restrictions and limitations, our business is managed by Gladstone Management Corporation, a Delaware corporation (the “Adviser”), and administrative services are provided by Gladstone Administration, LLC, a Delaware limited liability company (the “Administrator”), each pursuant to a contractual arrangement with us. Our Adviser and Administrator collectively employ all of our personnel and pay their salaries, benefits, and general expenses directly. Gladstone Commercial Corporation conducts substantially all of its operations through a subsidiary, Gladstone Commercial Limited Partnership, a Delaware limited partnership (the “Operating Partnership”). As of June 30, 2026, we owned 151 properties totaling 17.7 million square feet across 27 states.

All references herein to “we,” “our,” “us” and the “Company” mean Gladstone Commercial Corporation and its consolidated subsidiaries, except where it is made clear that the term means only Gladstone Commercial Corporation.

Interim Financial Information

Our interim financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and in accordance with Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. The year-end balance sheet data presented herein was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of our management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim period, have been included. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 18, 2026. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for other interim periods or for the full 2026 fiscal year.

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

Significant Accounting Policies

The preparation of our financial statements in accordance with GAAP requires management to make judgments that are subjective in nature and requires management to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1, “Organization, Basis of Presentation and Significant Accounting Policies,” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025. There were no material changes to our critical accounting policies during the three and six months ended June 30, 2026.

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

2. Related Party Transactions

Gladstone Management and Gladstone Administration

We are externally managed pursuant to contractual arrangements with our Adviser and our Administrator, which collectively employ all of our personnel and pay their salaries, benefits, and general expenses directly. Both our Adviser and Administrator are affiliates of ours, as their parent company is owned and controlled by Mr. David Gladstone, our chairman, who also serves as the chairman and chief executive officer of our Adviser and our Administrator. Our president and chief executive officer, Mr. Arthur “Buzz” Cooper, is also an executive vice president of commercial and industrial real estate of our Adviser. Mr. John Sateri, our chief investment officer, also serves in the same role for our Adviser. Mr. Michael LiCalsi, our chief administrative officer, co-general counsel, and co-secretary, also serves in the same roles for our Adviser and Administrator (in addition to serving as president of our Administrator). Mr. Erich Hellmold, our co-general counsel and co-secretary, also serves in the same roles for our Adviser and Administrator. We have entered into an advisory agreement with our Adviser, as amended from time to time (the “Advisory Agreement”), and an administration agreement with our Administrator (the “Administration Agreement”). The services and fees under the Advisory Agreement and Administration Agreement are described below. As of June 30, 2026 and December 31, 2025, $3.5 million and $3.2 million, respectively, was collectively due to our Adviser and Administrator, pursuant to the Advisory Agreement and Administration Agreement. Our entrance into the Advisory Agreement and each amendment thereto has been approved unanimously by our Board of Directors. Our Board of Directors reviews and considers renewing the agreements with our Adviser and Administrator annually, typically during the month of July. During its July 2026 meeting, our Board of Directors reviewed and renewed the Advisory Agreement and the Administration Agreement for an additional year, through August 31, 2027.

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

For the three and six months ended June 30, 2026, we recorded a base management fee of $1.7 million and $3.5 million, respectively. For the three and six months ended June 30, 2025, we recorded a base management fee of $1.6 million and $3.2 million, respectively.

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

For the three and six months ended June 30, 2026, we recorded an incentive fee of $0.6 million and $1.2 million, respectively, offset by credits related to non-contractual, unconditional, and irrevocable waivers issued by the Adviser of $0.02 million and $0.6 million, respectively. For the three and six months ended June 30, 2025, we recorded an incentive fee of $0.7 million and $1.3 million, respectively, offset by credits related to non-contractual, unconditional, and irrevocable waivers issued by the Adviser of $0.7 million and $0.7 million, respectively.

Capital Gain Fee

Under the Advisory Agreement, we will pay to the Adviser a capital gain-based incentive fee that will be calculated and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement). In determining the capital gain fee, we will calculate aggregate realized capital gains and aggregate realized capital losses for the applicable time period. For this purpose, aggregate realized capital gains and losses, if any, equals the realized gain or loss calculated by the difference between the sales price of the property, less any costs to sell the property and the current gross value of the property (equal to the property’s original acquisition price plus any subsequent non-reimbursed capital improvements) of the disposed property. At the end of the fiscal year, if this number is positive, then the capital gain fee payable for such time period shall equal 15.0% of such amount. No capital gain fee was recognized during the three and six months ended June 30, 2026 or 2025.

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

Administration Agreement

Under the terms of the Administration Agreement, we pay separately for our allocable portion of the Administrator’s overhead expenses in performing its obligations to us including, but not limited to, rent and our allocable portion of the salaries and benefits expenses of our Administrator’s employees, including, but not limited to, our chief financial officer, treasurer, chief compliance officer, chief administrative officer, co-general counsels and co-secretaries (Mr. LiCalsi also serves as our Administrator’s president), and their respective staffs. Our allocable portion of the Administrator’s expenses are generally derived by multiplying our Administrator’s total expenses by the approximate percentage of time the Administrator’s employees perform services for us in relation to their time spent performing services for all companies serviced by our Administrator under contractual agreements. We believe that the methodology of allocating the Administrator’s total expenses by approximate percentage of time services were performed among all companies serviced by our Administrator more closely approximates fees paid for actual services performed. For the three and six months ended June 30, 2026, we recorded an administration fee of $0.6 million and $1.3 million, respectively. For the three and six months ended June 30, 2025, we recorded an administration fee of $0.6 million and $1.2 million, respectively.

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

Mortgage Financing Arrangement Agreement

We entered into an agreement with Gladstone Securities, effective June 18, 2013, for it to act as our non-exclusive agent to assist us with arranging mortgage financing for our owned properties. In connection with this engagement, Gladstone Securities will, from time to time, continue to solicit the interest of various commercial real estate lenders or recommend to us third-party lenders offering credit products or packages that are responsive to our needs. We pay Gladstone Securities a financing fee in connection with the services it provides to us for securing mortgage financing on any of our properties. The amount of these financing fees, which are payable upon closing of the financing, are based on a percentage of the amount of the mortgage, generally ranging from 0.15% to a maximum of 1.00% of the mortgage obtained. The amount of the financing fees may be reduced or eliminated, as determined by us and Gladstone Securities, after taking into consideration various factors, including, but not limited to, the involvement of any third-party brokers and market conditions. We did not pay financing fees to Gladstone Securities during the three and six months ended June 30, 2026 and 2025. Our Board of Directors renewed the agreement for an additional year, through August 31, 2027, at its July 2026 meeting.

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

Under the Dealer Manager Agreement, Gladstone Securities, as dealer manager, provided certain sales, promotional and marketing services to us in connection with the Offering, and we paid Gladstone Securities (i) selling commissions of 6.0% of the gross proceeds from sales of Series F Preferred Stock in the Primary Offering (the “Selling Commissions”), and (ii) a dealer manager fee of 3.0% of the gross proceeds from sales of Series F Preferred Stock in the Primary Offering (the “Dealer Manager Fee”). No Selling Commissions or Dealer Manager Fee are paid with respect to shares sold pursuant to the DRIP. Gladstone Securities had sole discretion to re-allow for payment of a portion of the Dealer Manager Fee to participating broker-dealers in support of the Offering. We did not pay fees to Gladstone Securities during the three and six months ended June 30, 2026 in connection with the Offering, as the Offering was terminated according to its terms on June 1, 2025. We paid fees of $4,950 and $0.03 million to Gladstone Securities during the three and six months ended June 30, 2025, respectively, in connection with the Offering.

3. Real Estate and Intangible Assets

Real Estate

The following table sets forth the components of our investments in real estate as of June 30, 2026 and December 31, 2025, respectively, excluding real estate held for sale (dollars in thousands):

	June 30, 2026	December 31, 2025
Real estate:
Land (1)	$153,385	$150,873
Building and improvements	1,207,539	1,183,036
Tenant improvements	57,798	56,536
Accumulated depreciation	(381,606)	(359,513)
Real estate, net	$1,037,116	$1,030,932

(1)This amount includes $2,711 of land value subject to land lease agreements which we may purchase at our option for a nominal fee.

Real estate depreciation expense on building and tenant improvements was $11.1 million and $22.1 million, respectively, for the three and six months ended June 30, 2026. Real estate depreciation expense on building and tenant improvements was $10.5 million and $20.3 million, respectively, for the three and six months ended June 30, 2025.

Acquisitions

We acquired one industrial property during the six months ended June 30, 2026, and we acquired ten industrial properties during the six months ended June 30, 2025. The acquisitions are summarized below (dollars in thousands):

Six Months Ended June 30, 2026
Location	Aggregate Number of Properties (unaudited)	Acquisition Date	Aggregate Square Footage (unaudited)	Weighted Average Remaining Lease Term at Time of Acquisition	Aggregate Purchase Price	Aggregate Capitalized Acquisition Expenses
Newport News, VA	1	May 20, 2026	153,890	5.9 years	$23,004	$254
	1		153,890	5.9 years	$23,004	$254

Six Months Ended June 30, 2025
Location	Aggregate Number of Properties (unaudited)	Acquisition Date	Aggregate Square Footage (unaudited)	Weighted Average Remaining Lease Term at Time of Acquisition	Aggregate Purchase Price	Aggregate Capitalized Acquisition Expenses
Houston, TX	5	February 19, 2025	215,474	10.0 years	$29,457	$207
Dallas, TX	1	March 28, 2025	140,304	11.3 years	44,268	268
Germantown, WI	1	May 9, 2025	303,991	19.4 years	62,851	151
Harrison Township, MI	3	June 25, 2025	215,102	10.0 years	16,491	241
	10		874,871	14.3 years	$153,067	$867

We determined the fair value of assets acquired and liabilities assumed related to the properties acquired during the six months ended June 30, 2026 and 2025 as follows (dollars in thousands):

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Acquired assets and liabilities	Purchase price	Purchase price
Land	$1,819	$10,640	(1)
Building	16,500	117,074
Tenant Improvements	1,262	1,145
In-place Leases	1,254	10,376
Leasing Costs	544	11,595
Customer Relationships	1,741	4,285
Above Market Leases	—	67
Below Market Leases	(116)	(2,115)	(2)
Total Purchase Price	$23,004	$153,067

(1)The Dallas-Fort Worth, Texas property that we acquired is subject to a ground lease, therefore there is no land asset included on the condensed consolidated balance sheets.
(2)This amount includes $250 of prepaid rent included in Other liabilities on the condensed consolidated balance sheets related to sale-leaseback acquisitions.
Land Acquisition

On June 25, 2026, we acquired a parcel of unimproved land adjacent to our Clintonville, Wisconsin property for $0.7 million. The land will be used to construct an approximately 86,000 square foot expansion of the current facility.

Future Lease Payments

Future operating lease payments from tenants under non-cancelable leases, excluding tenant reimbursement of expenses, for the six months ending December 31, 2026 and each of the five succeeding fiscal years and thereafter is as follows (dollars in thousands):

Year	Tenant Lease Payments
Six Months Ending December 31, 2026	$70,782
2027	127,283
2028	117,676
2029	111,603
2030	103,090
2031	94,893
Thereafter	500,849

In accordance with the lease terms, substantially all operating expenses are required to be paid by the tenant directly, or reimbursed to us by the tenant; however, we would be required to pay operating expenses on the respective properties in the event the tenants fail to pay them.

Lease Revenue Reconciliation

The table below sets forth the allocation of lease revenue between fixed contractual payments and variable lease payments for the three and six months ended June 30, 2026 and 2025, respectively (dollars in thousands):

	For the three months ended June 30,
Lease revenue reconciliation	2026	2025	$ Change	% Change
Fixed lease payments	$38,911	$34,328	$4,583	13.4%
Variable lease payments	5,078	5,205	(127)	(2.4)%
	$43,989	$39,533	$4,456	11.3%

	For the six months ended June 30,
Lease revenue reconciliation	2026	2025	$ Change	% Change
Fixed lease payments	$75,637	$66,775	$8,862	13.3%
Variable lease payments	10,261	10,259	2	—%
	$85,898	$77,034	$8,864	11.5%

Sales-Type Leases

There was no sales-type lease activity in the three and six months ended June 30, 2026. During the six months ended June 30, 2025, we had one lease classified as a sales-type lease. We recorded a sales-type lease receivable of $18.5 million in the condensed consolidated balance sheets, net of $0.02 million in allowance for credit loss. For the three and six months ended June 30, 2025, the interest income earned from sales-type leases of $0.1 million and $0.5 million, respectively, was included in other income in the condensed consolidated statements of operations. In developing the expected credit loss, we reviewed the tenant’s credit rating, which is AA- stable, performed a collectability analysis, and confirmed they were current on payments as of June 30, 2025.

On April 1, 2025, the tenant exercised their purchase option provided in their lease agreement with us. The sale transaction was completed on April 30, 2025, resulting in the realization of the sales-type lease receivable from the condensed consolidated balance sheets. Refer to see Note 4, “Real Estate Dispositions, Held for Sale, and Impairment Charges” for additional detail.

Intangible Assets

The following table summarizes the carrying value of intangible assets, liabilities and the accumulated amortization for each intangible asset and liability class as of June 30, 2026 and December 31, 2025, respectively, excluding real estate held for sale (dollars in thousands):

	June 30, 2026		December 31, 2025
	Lease Intangibles	Accumulated Amortization	Lease Intangibles	Accumulated Amortization
In-place leases	$111,214	$(72,768)	$109,960	$(69,932)
Leasing costs	107,670	(58,534)	105,468	(55,214)
Customer relationships	66,931	(41,356)	65,190	(39,893)
	$285,815	$(172,658)	$280,618	$(165,039)

	Deferred Rent Receivable/(Liability)	Accumulated (Amortization)/Accretion	Deferred Rent Receivable/(Liability)	Accumulated (Amortization)/Accretion
Above market leases	$11,843	$(10,364)	$11,843	$(10,135)
Below market leases and deferred revenue	(60,362)	43,477	(57,930)	40,739

Total amortization expense related to in-place leases, leasing costs and customer relationship lease intangible assets was $3.8 million and $7.7 million, respectively, for the three and six months ended June 30, 2026 and $3.8 million and $7.2 million, respectively, for the three and six months ended June 30, 2025, and is included in depreciation and amortization expense in the condensed consolidated statements of operations and comprehensive income.

Total amortization related to above-market lease values was $0.1 million and $0.2 million for the three and six months ended June 30, 2026, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2025, respectively, and is included in lease revenue in the condensed consolidated statements of operations and comprehensive income. Total amortization related to below-market lease values was $1.2 million and $2.7 million for the three and six months ended June 30, 2026, respectively, and $1.6 million and $3.2 million for the three and six months ended June 30, 2025, respectively, and is included in lease revenue in the condensed consolidated statements of operations and comprehensive income.

We acquired one industrial property during the six months ended June 30, 2026, and acquired ten industrial properties during the six months ended June 30, 2025. The weighted average amortization periods in years for the intangible assets acquired and liabilities assumed during the six months ended June 30, 2026 and 2025, were as follows:

Intangible Assets & Liabilities	June 30, 2026	June 30, 2025
In-place leases	5.9	13.9
Leasing costs	5.9	13.9
Customer relationships	5.9	18.6
Above market leases	0.0	19.4
Below market leases	5.9	10.7
All intangible assets & liabilities	5.9	15.1

4. Real Estate Dispositions, Held for Sale, and Impairment Charges

Real Estate Dispositions

During the six months ended June 30, 2026, we continued to execute our capital recycling program, under which we sell properties and redeploy proceeds to either fund property acquisitions in our target secondary growth markets, or repay outstanding debt. We expect to continue to execute our capital recycling plan and sell properties as reasonable disposition opportunities become available. We sold one property, located in Charlotte, North Carolina, and a portion of a land parcel, located in Ocala, Florida, during the six months ended June 30, 2026, which are summarized in the table below (dollars in thousands):

Aggregate Square Footage Sold	Aggregate Sales Price	Aggregate Sales Costs	Aggregate Gain on Sale of Real Estate, net
161,458	$14,899	$283	$3,676

Our property disposition during the six months ended June 30, 2026 was not classified as discontinued operations because it did not represent a strategic shift in operations, nor will it have a major effect on our operations and financial results. Accordingly, the operating results of this property is included within continuing operations for all periods reported.

The table below summarizes the components of operating income from the property disposed of during the three and six months ended June 30, 2026 and 2025 (dollars in thousands):

	For the three months ended June 30,			For the six months ended June 30,
	2026		2025	2026		2025
Operating revenue	$2,325		$213	$2,513		$425
Operating expense	8		169	13		337
Other income, net	1,894	(1)	—	1,894	(1)	—
Income from real estate and related assets sold	$4,211		$44	$4,394		$88

(1)Includes a $1.9 million gain on sale of real estate, net, from one property sale.

We sold one property and completed the sale transaction related to one property during the six months ended June 30, 2025.

Real Estate Held for Sale

At June 30, 2026, we did not have any properties classified as held for sale. At December 31, 2025, we had one property classified as held for sale, located in Charlotte, North Carolina, and a portion of a land parcel held for sale, located in Ocala, Florida, both of which have been sold as described above.

The table below summarizes the components of the assets and liabilities held for sale at December 31, 2025, reflected on the accompanying condensed consolidated balance sheets (dollars in thousands):

December 31, 2025
Assets Held for Sale
Total real estate held for sale	$10,428
Lease intangibles, net	832
Total Assets Held for Sale	$11,260
Liabilities Held for Sale
Deferred rent liability, net	$397
Total Liabilities Held for Sale	$397

Impairment Charges

We evaluated our portfolio for triggering events to determine if any of our held and used assets were impaired during the six months ended June 30, 2026 and did not recognize any impairment charge. We did not recognize any impairment charges on our held and used assets during the six months ended June 30, 2025. We recognized an impairment charge of $0.01 million on our one held for sale asset during the six months ended June 30, 2025. In performing our held for sale assessment, the carrying value of this asset was above the fair value, less costs of sale. As a result, we impaired this property to equal the fair market value less costs of sale.

5. Mortgage Notes Payable, Credit Facility, and Senior Unsecured Notes

Our $200.0 million unsecured revolving credit facility (“Revolver”), $125.0 million term loan facility (“Term Loan A”), $143.3 million term loan facility (“Term Loan B”), and $131.7 million term loan facility (“Term Loan C”), are collectively referred to herein as the “Credit Facility”.

Our mortgage notes payable, Credit Facility, and senior unsecured notes as of June 30, 2026 and December 31, 2025 are summarized below (dollars in thousands):

	Encumbered properties at		Carrying Value at		Stated Interest Rates at		Scheduled Maturity Dates at
	June 30, 2026		June 30, 2026	December 31, 2025	June 30, 2026		June 30, 2026
Mortgage and other secured loans:
Fixed rate mortgage loans	42		$245,180	$251,578	(1)		(2)
Premiums and discounts, net	—		21	19	N/A		N/A
Deferred financing costs, mortgage loans, net	—		(1,120)	(1,404)	N/A		N/A
Total mortgage notes payable, net	42		$244,081	$250,193	(4)
Variable rate revolving credit facility	—	(6)	$51,570	$37,370	SOFR + 1.45%	(3)	10/10/2029
Total revolver	—		$51,570	$37,370
Variable rate term loan facility A	—	(6)	$125,000	$125,000	SOFR + 1.40%	(3)	10/10/2029
Variable rate term loan facility B	—	(6)	143,333	143,333	SOFR + 1.40%	(3)	2/15/2030
Variable rate term loan facility C	—	(6)	131,667	131,667	SOFR + 1.40%	(3)	2/18/2028
Deferred financing costs, term loan facility	—		(1,954)	(2,298)	N/A		N/A
Total term loan, net	N/A		$398,046	$397,702
Senior unsecured notes 2029	—		$75,000	$75,000	6.47%		12/18/2029
Senior unsecured notes 2030	—		85,000	85,000	5.99%		12/15/2030
Deferred financing costs, senior unsecured notes	—		(1,647)	(1,799)	N/A		N/A
Total senior unsecured notes, net	N/A		$158,353	$158,201
Total mortgage notes payable, credit facility, and senior unsecured notes	42		$852,050	$843,466	(5)

(1)As of June 30, 2026, interest rates on our fixed rate mortgage notes payable varied from 2.80% to 6.10%.
(2)As of June 30, 2026, we had 36 mortgage notes payable with maturity dates ranging from October 5, 2026 through August 1, 2037.
(3)As of June 30, 2026, the Secured Overnight Financing Rate (“SOFR”) was approximately 3.68%.
(4)The weighted average interest rate on the mortgage notes outstanding as of June 30, 2026 was approximately 4.20%.
(5)The weighted average interest rate on all debt outstanding as of June 30, 2026 was approximately 5.04%.
(6)The amount we may draw under our Credit Facility is based on a percentage of the fair value of a combined pool of 108 unencumbered properties as of June 30, 2026.
N/A - Not Applicable

Mortgage Notes Payable

As of June 30, 2026, we had 36 mortgage notes payable, collateralized by a total of 42 properties with a net book value of $407.5 million. We have limited recourse liabilities that could result from any one or more of the following circumstances: a borrower voluntarily filing for bankruptcy, improper conveyance of a property, fraud or material misrepresentation, misapplication or misappropriation of rents, security deposits, insurance proceeds or condemnation proceeds, or physical waste or damage to the property resulting from a borrower’s gross negligence or willful misconduct. As of June 30, 2026, we did not have any mortgages subject to recourse. From time to time, we also indemnify lenders against claims resulting from the presence of hazardous substances or activity involving hazardous substances in violation of environmental laws on a property.

During the six months ended June 30, 2026, we repaid two mortgages, collateralized by two properties, which are summarized in the table below (dollars in thousands):

Aggregate Fixed Rate Debt Repaid	Weighted Average Interest Rate on Fixed Rate Debt Repaid
$1,512	6.58%

During the six months ended June 30, 2026, we extended the maturity date of one mortgage, collateralized by two properties, which is summarized in the table below (dollars in thousands):

Fixed Rate Debt Extended	Interest Rate on Fixed Rate Debt Extended	Extension Term
$7,771	3.78%	1.0 year

We did not make any payments for deferred financing costs during the three months ended June 30, 2026 and made payments of $0.1 million for deferred financing costs during the six months ended June 30, 2026. We made payments of $0.2 million for deferred financing costs during both the three and six months ended June 30, 2025.

Scheduled principal payments of mortgage notes payable for the six months ending December 31, 2026, and each of the five succeeding fiscal years and thereafter, are as follows (dollars in thousands):

Year	Scheduled Principal Payments
Six Months Ending December 31, 2026	$21,618
2027	102,710
2028	37,415
2029	34,922
2030	33,529
2031	4,573
Thereafter	10,413
Total	$245,180	(1)

(1)This figure does not include $20,663 of premiums and (discounts), net, and $1.1 million of deferred financing costs, which are reflected in mortgage notes payable, net on the condensed consolidated balance sheets.

We believe we will be able to address all mortgage notes payable maturing over the next 12 months through a combination of refinancing our existing indebtedness, cash from operations, proceeds from one or more equity offerings and availability on our Credit Facility.

The fair value of all mortgage notes payable outstanding as of June 30, 2026 was $235.3 million, as compared to the carrying value stated above of $244.1 million. The fair value is calculated based on a discounted cash flow analysis, using management’s estimate of market interest rates on long-term debt with comparable terms and loan to value ratios. The fair value was calculated using Level 3 inputs of the hierarchy established by ASC 820, “Fair Value Measurements and Disclosures.”

Interest Rate Cap and Interest Rate Swap Agreements

We have entered into interest rate swap agreements in which we hedged our exposure to variable interest rates by agreeing to pay fixed interest rates to our respective counterparty. We have adopted the fair value measurement provisions for our financial instruments recorded at fair value. The fair value guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Generally, we will estimate the fair value of our interest rate swaps, in the absence of observable market data, using estimates of value including estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. At June 30, 2026, and December 31, 2025, our interest rate swaps were valued using Level 2 inputs.

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

We have entered into interest rate swap agreements in connection with certain of our mortgage financings and Credit Facility, whereby we will pay our counterparty a fixed interest rate on a monthly basis and receive payments from our counterparty equivalent to the stipulated floating rate. The fair value of our interest rate swap agreements is recorded in other assets or other liabilities on our accompanying condensed consolidated balance sheets. We have designated our interest rate swaps as cash flow hedges, and we record changes in the fair value of the respective interest rate swap agreement to accumulated other comprehensive income on the condensed consolidated balance sheets. We record changes in fair value on a quarterly basis, using current market valuations at quarter end. During the next 12 months, we estimate that an additional $1.9 million will be reclassified out of accumulated other comprehensive income into interest expense in our condensed consolidated statements of operations and comprehensive income, as a reduction to interest expense. The following table summarizes our interest rate swaps at June 30, 2026 and December 31, 2025 (dollars in thousands):

June 30, 2026			December 31, 2025
Aggregate Notional Amount	Aggregate Fair Value Asset	Aggregate Fair Value Liability	Aggregate Notional Amount	Aggregate Fair Value Asset	Aggregate Fair Value Liability
$625,902	$8,044	$(39)	$627,097	$3,130	$(1,532)

The following table presents the impact of our derivative instruments in the condensed consolidated financial statements (dollars in thousands):

	Amount of gain (loss), net, recognized in Comprehensive Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Derivatives in cash flow hedging relationships
Interest rate swaps	$3,740	$(2,344)	6,467	(6,360)
Total	$3,740	$(2,344)	$6,467	$(6,360)

The following table presents the reclassifications of our derivative instruments out of accumulated other comprehensive income into interest expense in the condensed consolidated financial statements (dollars in thousands):

	Amount reclassified out of Accumulated Other Comprehensive Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest rate swaps	$—	$—	$(13)	$15
Total	$—	$—	$(13)	$15

The following table sets forth certain information regarding our derivative instruments (dollars in thousands):

		Asset (Liability) Derivatives Fair Value at
Derivatives Designated as Hedging Instruments	Balance Sheet Location	June 30, 2026	December 31, 2025
Interest rate swaps	Other assets	$8,044	$3,130
Interest rate swaps	Other liabilities	(39)	(1,532)
Total derivative liabilities, net		$8,005	$1,598

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

On October 10, 2025, we amended, extended, and upsized our Credit Facility, increasing our Revolver from $155.0 million to $200.0 million (and its term to October 2029), decreasing the principal balance of Term Loan A from $160.0 million to $125.0 million (and extending its term to October 2029), increasing the principal balance of Term Loan B from $60.0 million to $143.3 million (and its term to February 2030), decreasing the principal balance of Term Loan C from $150.0 million to $131.7 million, and repaying the full principal balance of our $20.0 million unsecured term loan (“Term Loan D”). The SOFR spread increased by 10 basis points, ranging from 140 to 210 basis points for the Revolver and 135 to 205 basis points for the Term Loans, depending on our leverage. We incurred fees of approximately $4.2 million in connection with amending, extending, and upsizing our Credit Facility. The Credit Facility’s new (and current) bank syndicate is comprised of KeyBank, Fifth Third Bank, The Huntington National Bank, Bank of America, Synovus Bank, PNC Bank, National Association (“PNC Bank”), Webster Bank, National Association (“Webster Bank”), and S&T Bank.

As of June 30, 2026, there was $451.6 million outstanding under our Credit Facility, at a weighted average interest rate of approximately 5.09%, and $4.2 million outstanding letters of credit, at a weighted average interest rate of 1.45%. As of June 30, 2026, the maximum additional amount we could draw under the Credit Facility was $70.4 million. We were in compliance with all covenants under the Credit Facility as of June 30, 2026.

The amount outstanding under the Credit Facility approximates fair value as of June 30, 2026.

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

The fair value of the 2029 Notes outstanding as of June 30, 2026 was $74.7 million, as compared to the carrying value stated above of $74.2 million. The fair value of the 2030 Notes outstanding as of June 30, 2026 was $82.6 million, as compared to the carrying value stated above of $84.1 million. The fair value is calculated based on a discounted cash flow analysis, using management’s estimate of market interest rates on long-term debt with comparable terms and loan to value ratios. The fair value was calculated using Level 3 inputs of the hierarchy established by ASC 820, “Fair Value Measurements and Disclosures.”

6. Commitments and Contingencies

Ground Leases

We are obligated as lessee under four ground leases. Future minimum rental payments due under the terms of these leases for the six months ending December 31, 2026 and each of the five succeeding fiscal years and thereafter are as follows (dollars in thousands):

Year	Future Lease Payments Due Under Operating Leases
Six Months Ending December 31, 2026	$231
2027	467
2028	470
2029	470
2030	385
2031	378
Thereafter	2,596
Total anticipated lease payments	$4,997
Less: amount representing interest	(1,309)
Present value of lease payments	$3,688

Year	Future Lease Payments Due Under Finance Leases
Six Months Ending December 31, 2026	$89
2027	178
2028	178
2029	178
2030	178
2031	200
Thereafter	6,898
Total anticipated lease payments	$7,899
Less: amount representing interest	(4,922)
Present value of lease payments	$2,977

Rental expense incurred for properties with ground lease obligations during the three and six months ended June 30, 2026 was $0.1 million and $0.2 million, respectively. Rental expense incurred for properties with ground lease obligations during the three and six months ended June 30, 2025 was $0.1 million and $0.2 million, respectively. Three of our ground leases are treated as operating leases and rental expenses are reflected in property operating expenses on the condensed consolidated statements of operations and comprehensive income. One of our ground leases is treated as a finance lease and rental expense is reflected in interest expenses on the condensed consolidated statements of operations and comprehensive income. Our ground leases have a weighted average remaining lease term of 22.3 years and a weighted average discount rate of 5.81%.

Letters of Credit

As of June 30, 2026, there were $4.2 million outstanding letters of credit related to mortgage requirements at our Maitland, Florida properties.

7. Equity and Mezzanine Equity

Stockholders’ Equity

The following table summarizes the changes in our equity for the three and six months ended June 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Senior Common Stock
Balance, beginning of period	$1	$1	$1	$1
Issuance of senior common stock, net	—	—	—	—
Balance, end of period	$1	$1	$1	$1
Common Stock
Balance, beginning of period	$48	$45	$48	$44
Issuance of common stock, net	—	1	—	2
Balance, end of period	$48	$46	$48	$46
Series F Preferred Stock
Balance, beginning of period	$1	$1	$1	$1
Issuance of Series F preferred stock, net	—	—	—	—
Redemption of Series F preferred stock, net	—	—	—	—
Balance, end of period	$1	$1	$1	$1
Additional Paid in Capital
Balance, beginning of period	$841,256	$811,915	$841,574	$784,389
Issuance of common stock and Series F preferred stock, net	79	6,912	161	33,883
Redemption of Series F preferred stock, net	(520)	1,812	(918)	2,382
Adjustment to OP Units held by Non-controlling OP Unitholders resulting from changes in ownership of the Operating Partnership	(3)	(5)	(5)	(20)
Balance, end of period	$840,812	$820,634	$840,812	$820,634
Accumulated Other Comprehensive Income
Balance, beginning of period	$6,028	$6,647	$3,314	$10,648
Comprehensive income (loss)	3,740	(2,344)	6,467	(6,360)
Reclassification into interest expense	—	—	(13)	15
Balance, end of period	$9,768	$4,303	$9,768	$4,303
Distributions in Excess of Accumulated Earnings
Balance, beginning of period	$(683,857)	$(635,393)	$(673,168)	$(623,912)
Distributions declared to common, senior common, and preferred stockholders	(17,659)	(17,045)	(35,318)	(33,653)
Redemption of Series F preferred stock, net	(7)	11	(3)	1
Net income available to the Company	8,266	4,633	15,232	9,770
Balance, end of period	$(693,257)	$(647,794)	$(693,257)	$(647,794)
Total Stockholders' Equity

Balance, beginning of period	$163,477	$183,216	$171,770	$171,171
Issuance of common stock and Series F preferred stock, net	79	6,913	161	33,885
Redemption of Series F preferred stock, net	(527)	1,823	(921)	2,383
Distributions declared to common, senior common, and preferred stockholders	(17,659)	(17,045)	(35,318)	(33,653)
Comprehensive income (loss)	3,740	(2,344)	6,467	(6,360)
Reclassification into interest expense	—	—	(13)	15
Adjustment to OP Units held by Non-controlling OP Unitholders resulting from changes in ownership of the Operating Partnership	(3)	(5)	(5)	(20)
Net income available to the Company	8,266	4,633	15,232	9,770
Balance, end of period	$157,373	$177,191	$157,373	$177,191
Non-Controlling Interest
Balance, beginning of period	$115	$136	$122	$130
Distributions declared to Non-controlling OP Unit holders	(11)	(12)	(23)	(23)
Adjustment to OP Units held by Non-controlling OP Unitholders resulting from changes in ownership of the Operating Partnership	3	5	5	20
Net income available to OP Units held by Non-controlling OP Unitholders	4	1	7	3
Balance, end of period	$111	$130	$111	$130
Total Equity	$157,484	$177,321	$157,484	$177,321

Distributions

We paid the following distributions per share for the three and six months ended June 30, 2026 and 2025:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Common Stock and Non-controlling OP Units	$0.30	$0.30	$0.60	$0.60
Senior Common Stock	0.2625	0.2625	0.5250	0.5250
Series E Preferred Stock	0.414063	0.414063	0.828126	0.828126
Series F Preferred Stock	0.375	0.375	0.750	0.750
Series G Preferred Stock	0.375	0.375	0.750	0.750

Recent Activity

Common Stock ATM Programs

On February 22, 2022, we entered into Amendment No. 1 to our At-the-Market Equity Offering Sales Agreement with sales agents Robert W. Baird & Co. Incorporated (“Baird”), Goldman Sachs & Co. LLC (“Goldman Sachs”), Stifel, Nicolaus & Company, Incorporated (“Stifel”), BTIG, LLC, and Fifth Third Securities, Inc. (“Fifth Third”), dated December 3, 2019 (together, the “Prior Common Stock Sales Agreement”). The amendment permitted shares of common stock to be issued pursuant to the Prior Common Stock Sales Agreement under the 2020 Registration Statement, and future registration statements on Form S-3. We terminated the Prior Common Stock Sales Agreement effective as of February 10, 2023, in connection with the expiration of the 2020 Registration Statement on February 11, 2023.

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

On March 26, 2024, we entered into Amendment No. 1 to the 2023 Common Stock Sales Agreement (as amended from time to time, the “2024 Common Stock Sales Agreement”). The amendment permitted shares of common stock to be issued pursuant to the 2024 Common Stock Sales Agreement under the 2024 Registration Statement, and future registration statements on Form

S-3. In connection with the 2024 Common Stock Sales Agreement, we filed a prospectus supplement with the SEC dated March 26, 2024, to the prospectus dated March 21, 2024, for the offer and sale of an aggregate offering amount of $250.0 million of common stock. On August 12, 2025, we entered into Amendment No. 2 (“Amendment No. 2”) to the 2024 Common Stock Sales Agreement which, among other things, (i) removed Baird as a Common Stock Sales Agent and (ii) added Huntington Securities, Inc. (“Huntington”) as a Common Stock Sales Agent. After giving effect to Amendment No. 2, the Common Stock Sales Agents are BofA, Goldman Sachs, KeyBanc, Fifth Third, and Huntington. During the six months ended June 30, 2026, we did not sell shares of common stock under the 2024 Common Stock Sales Agreement, as amended.

Mezzanine Equity

Our 6.625% Series E Cumulative Redeemable Preferred Stock (“Series E Preferred Stock”), and our 6.00% Series G Cumulative Redeemable Preferred Stock (“Series G Preferred Stock”) are classified as mezzanine equity in our condensed consolidated balance sheets because both are redeemable at the option of the stockholder upon a change of control of greater than 50%. A change in control of our Company, outside of our control, is only possible if a tender offer is accepted by over 90% of our stockholders. All other change in control situations would require input from our Board of Directors. In addition, our Series E Preferred Stock and Series G Preferred Stock are redeemable at the option of the applicable stockholder in the event a delisting event occurs. We will periodically evaluate the likelihood that a delisting event or change of control of greater than 50% will take place, and if we deem this probable, we will adjust the Series E Preferred Stock, and Series G Preferred Stock presented in mezzanine equity to their redemption value, with the offset to gain (loss) on extinguishment. We currently believe the likelihood of a change of control of greater than 50%, or a delisting event, is remote.

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

Non-controlling Interest in Operating Partnership

As of June 30, 2026 and December 31, 2025, we owned approximately 99.9% and 99.9%, respectively, of the outstanding operating partnership units in the Operating Partnership (“OP Units”).

The Operating Partnership is required to make distributions on each OP Unit in the same amount as those paid on each share of our common stock, with the distributions on the OP Units held by us being utilized to make distributions to our common stockholders.

As of June 30, 2026 and December 31, 2025, there were 39,474 and 39,474 outstanding OP Units held by holders who do not control the Operating Partnership (“Non-controlling OP Unitholders”), respectively.

8. Earnings Per Share of Common Stock

The following tables set forth the computation of basic and diluted earnings per share of common stock for the three and six months ended June 30, 2026 and 2025. The OP Units held by Non-controlling OP Unitholders (which may be redeemed for shares of common stock) have been excluded from the diluted earnings per share calculations, as these would be anti-dilutive. Net income figures are presented net of non-controlling interests in the income per share calculation.

We computed basic earnings per share for the three and six months ended June 30, 2026 and 2025 using the weighted average number of shares outstanding during the respective periods. The diluted earnings per share for the three and six months ended June 30, 2026 and 2025 would reflect additional shares of common stock related to our convertible senior common stock (the “Senior Common Stock”), if the effect of conversion would be dilutive, that would have been outstanding if such dilutive potential shares of common stock had been issued, as well as an adjustment to net income available to common stockholders as applicable to common stockholders that would result from their assumed issuance (dollars in thousands, except per share amounts).

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Calculation of basic and diluted earnings per share of common stock:
Net income available to common stockholders	$5,124	$1,456	$8,954	$3,374
Denominator for basic and diluted weighted average shares of common stock (1) (2)	48,407,119	46,219,663	48,407,056	45,417,792
Basic and diluted earnings per share of common stock	$0.11	$0.03	$0.18	$0.07

(1)The weighted average number of OP Units held by Non-controlling OP Unitholders was 39,474 for both the three and six months ended June 30, 2026 and 2025.
(2)We excluded convertible shares of Senior Common Stock of 321,933 and 328,559 from the calculation of diluted earnings per share for the three and six months ended June 30, 2026 and 2025, respectively, because these shares were anti-dilutive.

9. Subsequent Events

Distributions

On July 14, 2026, our Board of Directors declared the following monthly distributions for the months of July, August and September of 2026:

Record Date	Payment Date	Common Stock and Non-controlling OP Unit Distributions per Share	Series E Preferred Distributions per Share	Series G Preferred Distributions per Share
July 24, 2026	July 31, 2026	$0.10	$0.138021	$0.125
August 18, 2026	August 31, 2026	0.10	0.138021	0.125
September 21, 2026	September 30, 2026	0.10	0.138021	0.125
		$0.30	$0.414063	$0.375

Senior Common Stock Distributions
Payable to the Holders of Record During the Month of:	Payment Date	Distribution per Share
July	August 5, 2026	$0.0875
August	September 4, 2026	0.0875
September	October 5, 2026	0.0875
		$0.2625

Series F Preferred Stock Distributions
Record Date	Payment Date	Distribution per Share
July 28, 2026	August 5, 2026	$0.125
August 26, 2026	September 4, 2026	0.125
September 25, 2026	October 5, 2026	0.125
		$0.375

Acquisition Activity

On July 28, 2026, we purchased a 146,650 square foot industrial property in Red Bud, Illinois for $6.6 million. This property is fully leased to one tenant on an 8.4 year lease.

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

As of August 5, 2026:

•we owned 152 properties totaling 17.8 million square feet of rentable space, located in 27 states;
•our occupancy rate was 98.9%;
•the weighted average remaining term of our mortgage debt was 2.1 years, and the weighted average interest rate was 4.20%;
•the weighted average remaining term of our senior unsecured notes was 3.9 years, and the weighted average interest rate was 6.22%; and
•the average remaining lease term of the portfolio was 7.1 years.

Business Environment

The second quarter of 2026 had a business environment that was resilient in the face of turbulent macroeconomic conditions, including conflict in the Middle East. After similar macroeconomic conditions in 2025 (marked by geopolitical conflict, inflation, and domestic policy uncertainty), businesses and consumers seem to have adjusted and continued with normal operations. With no Federal Reserve rate changes during the second quarter of 2026, the 10-year treasury yield increased modestly, moving from the 4.3% range to the 4.5% range during the quarter. Despite this uptick, businesses and consumers continue to press forward and make decisions, providing optimism for the remainder of the year so long as negative macroeconomic conditions do not escalate.

According to Colliers International Group, Inc. (“Colliers”), industrial real estate demand remained positive in the second quarter of 2026, with approximately 59.0 million square feet of net absorption recorded in the quarter, more than double the year-over-year total. Also, according to Colliers, the vacancy rate either declined or stabilized during the quarter in a majority of markets tracked, resulting in second quarter 2026 national industrial vacancy rate of 7.3%. This indicates that industrial market conditions have stabilized and may be past peak vacancy. National industrial rent growth remained essentially flat as coastal markets corrected from outsized rent growth during pandemic-era expansion and most markets entering a period of pricing stability. With vacancy leveling off and absorption remaining strong, rents are expected to remain stable through the remainder of 2026.

We collected 100% of all outstanding base rents for the six months ended June 30, 2026. We believe this reflects the strength of our credit underwriting and ongoing asset management. Our tenant base remains diversified, with limited exposure to tenants in the retail, hospitality, airlines, and oil and gas industries. Additionally, our properties are located across 27 states, which we believe helps limit our exposure to regional economic, regulatory, or weather-related risks in any one geographic market or area. In the past, we have received rent modification requests from certain of our tenants, and it is possible we may receive additional requests in the future.

During 2025, we continued to strengthen our balance sheet and liquidity position. In October 2025, we amended, extended, and upsized our Credit Facility from $525.0 million to $600.0 million, with an option to further increase the facility to $850.0 million. Further, in December 2025, our Operating Partnership issued $85.0 million in a private placement of the 5.99% 2030 Notes. We believe we currently have adequate liquidity in the near term, and believe that our cash on hand combined with the availability under our Credit Facility is sufficient to cover all near-term debt obligations and operating expenses and to continue our industrial property-focused growth strategy. We are in compliance with all of our debt covenants as of June 30, 2026. Based on market observations and conversations we routinely have with lenders, we believe that credit continues to be available for well-capitalized borrowers. We continue to monitor our portfolio and intend to maintain a reasonably conservative liquidity position for the foreseeable future.

Other Business Environment Considerations

Broader economic and geopolitical uncertainty continues to influence tenant decision making, particularly for industrial users evaluating supply chain resiliency, inventory strategy, and domestic production needs. Uncertainty surrounding the future path of monetary policy, including the change in Federal Reserve leadership in 2026, may contribute to volatility in interest rates and capital markets conditions. Geopolitical conflict, particularly in the Middle East, continues to create risk for global trade flows, energy markets, and supply chains. The Strait of Hormuz remains a critical global energy chokepoint, and the disruption to trade flows could impact energy prices, transportation costs, and overall economic activity. These dynamics may affect tenant operating costs and timing of leasing decisions.

At the same time, ongoing onshoring and reshoring initiatives in the U.S., supported by federal policy incentives and supply chain security considerations, continue to drive investment in domestic manufacturing and logistics infrastructure. While these trends may support long-term industrial demand, they typically require extended planning and capital investment and may take time to translate into leasing activity. These conditions create both risks and opportunities for us and our tenants, and we believe we are well capitalized and positioned to respond as market conditions evolve. Severe weather and climate-related events may impact certain markets; however, recent periods have resulted in no such related disruptions to our portfolio.

Operationally, we remain focused on maintaining high occupancy through lease renewals and releasing activity, managing upcoming lease expirations, and addressing upcoming debt maturities. Currently, we have six partially vacant buildings and no fully vacant buildings. Our available vacant space at June 30, 2026 represented 1.3% of our total square footage and the annual carrying costs on the vacant space, including real estate taxes and property operating expenses, are approximately $2.5 million. We continue to actively seek new tenants for these properties.

We believe our lease expiration schedule for the remainder of 2026 is manageable, equating to 7.1% of our lease revenue at June 30, 2026. A majority of these expirations are currently in discussions for renewal, which we believe reduces near-term rollover risk. Property acquisitions since the beginning of 2021 have totaled $499.7 million and all but one acquisition transaction was industrial in nature, with a weighted average lease term of 14.9 years at time of the acquisition and a weighted average lease term of 12.2 years at the time of this filing.

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

Recent Developments

Sale Activity

During the six months ended June 30, 2026, we continued to execute our capital recycling program, whereby we sell properties and redeploy proceeds to either fund property acquisitions in our target secondary growth markets, or repay outstanding debt. We expect to continue to execute our capital recycling plan and sell properties as reasonable disposition opportunities become available. We sold one property, located in Charlotte, North Carolina, and a portion of a land parcel, located in Ocala, Florida, during the six months ended June 30, 2026, which are summarized in the table below (dollars in thousands):

Aggregate Square Footage Sold	Aggregate Sales Price	Aggregate Sales Costs	Aggregate Gain on Sale of Real Estate, net
161,458	$14,899	$283	$3,676

Acquisition Activity

During the six months ended June 30, 2026, we acquired one industrial property, which is summarized below (dollars in thousands):

Aggregate Square Footage	Weighted Average Remaining Lease Term at Time of Acquisition	Aggregate Purchase Price	Aggregate Capitalized Acquisition Expenses	Aggregate Annualized GAAP Fixed Lease Payments
153,890	5.9 years	$23,004	$254	$1,538

On July 28, 2026, we purchased a 146,650 square foot industrial property in Red Bud, Illinois for $6.6 million. This property is fully leased to one tenant on an 8.4 year lease.

Land Acquisition

On June 25, 2026, we acquired a parcel of unimproved land adjacent to our Clintonville, Wisconsin property for $0.7 million. The land will be used to construct an approximately 86,000 square foot expansion of the current facility.

Leasing Activity

During the six months ended June 30, 2026, we executed eight leases, which are summarized below (dollars in thousands):

Aggregate Square Footage	Weighted Average Remaining Lease Term	Aggregate Annualized GAAP Fixed Lease Payments	Aggregate Tenant Improvement	Aggregate Leasing Commissions
966,057	5.6 years	$8,853	$4,268	$1,186

During the six months ended June 30, 2026, we had two lease terminations, which are summarized below (dollars in thousands):

Aggregate Square Footage Reduced	Square Footage Remaining	Aggregate Accelerated Rent	Aggregate Accelerated Rent Recognized through June 30, 2026
85,230	14,513	$1,580	$—

Financing Activity

During the six months ended June 30, 2026, we repaid two mortgages, collateralized by two properties, which are summarized in the table below (dollars in thousands):

Aggregate Fixed Rate Debt Repaid	Weighted Average Interest Rate on Fixed Rate Debt Repaid
$1,512	6.58%

During the six months ended June 30, 2026, we extended the maturity date of one mortgage, collateralized by two properties, which is summarized in the table below (dollars in thousands):

Fixed Rate Debt Extended	Interest Rate on Fixed Rate Debt Extended	Extension Term
$7,771	3.78%	1.0 year

Election of Director

Effective June 1, 2026, George “Chip” Stelljes, III was elected to our Board of Directors, where he was also appointed to serve on the Compensation Committee, the Ethics, Nominating & Corporate Governance Committee, and the Valuation Committee.

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

On March 26, 2024, we entered into Amendment No. 1 to the 2023 Common Stock Sales Agreement (as amended time to time, the “2024 Common Stock Sales Agreement”). The amendment permitted shares of common stock to be issued pursuant to the

2024 Common Stock Sales Agreement under the Company’s Registration Statement on Form S-3 (File No. 333-277877) (the “2024 Registration Statement”), and future registration statements on Form S-3. In connection with the 2024 Common Stock Sales Agreement, we filed a prospectus supplement with the SEC dated March 26, 2024, to the prospectus dated March 21, 2024, for the offer and sale of an aggregate offering amount of $250.0 million of common stock. On August 12, 2025, we entered into Amendment No. 2 (“Amendment No. 2”) to the 2024 Common Stock Sales Agreement which, among other things, (i) removed Baird as a Common Stock Sales Agent and (ii) added Huntington Securities, Inc. (“Huntington”) as a Common Stock Sales Agent. After giving effect to Amendment No. 2, the Common Stock Sales Agents are BofA, Goldman Sachs, KeyBanc, Fifth Third, and Huntington. During the six months ended June 30, 2026, we did not sell shares of common stock under the 2024 Common Stock Sales Agreement, as amended.

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

Non-controlling Interest in Operating Partnership

Gladstone Commercial Corporation conducts substantially all of its operations through a subsidiary, Gladstone Commercial Limited Partnership, a Delaware limited partnership (the “Operating Partnership”). As of June 30, 2026 and December 31, 2025, we owned approximately 99.9% and 99.9%, respectively, of the outstanding operating partnership units in the Operating Partnership (“OP Units”).

As of June 30, 2026 and December 31, 2025, there were 39,474 and 39,474 outstanding OP Units held by holders who do not control the Operating Partnership (“Non-controlling OP Unitholders”), respectively.

Diversity of Our Portfolio

Gladstone Management Corporation, a Delaware corporation (our “Adviser”), seeks to diversify our portfolio to avoid dependence on any one particular tenant, industry or geographic market. By diversifying our portfolio, our Adviser intends to reduce the adverse effect on our portfolio of a single under-performing investment or a downturn in any particular industry or geographic market. For the six months ended June 30, 2026, our largest tenant comprised only 5.0% of total lease revenue. The table below reflects the breakdown of our total lease revenue by tenant industry classification for the three and six months ended June 30, 2026 and 2025 (dollars in thousands):

	For the three months ended June 30,				For the six months ended June 30,
	2026		2025		2026		2025
Industry Classification	Lease Revenue	Percentage of Lease Revenue	Lease Revenue	Percentage of Lease Revenue	Lease Revenue	Percentage of Lease Revenue	Lease Revenue	Percentage of Lease Revenue
Automotive	$7,353	16.6%	$5,556	14.2%	$14,720	17.4%	$11,088	14.3%
Diversified/Conglomerate Manufacturing	5,247	11.9	3,131	7.9	8,351	9.7	5,919	7.7
Diversified/Conglomerate Services	4,995	11.4	5,062	12.8	10,021	11.7	10,306	13.4
Beverage, Food & Tobacco	4,010	9.1	3,324	8.4	8,012	9.3	4,835	6.3
Buildings and Real Estate	3,681	8.4	3,874	9.8	7,483	8.7	7,693	10.0
Telecommunications	3,521	8.0	3,658	9.3	6,940	8.1	7,131	9.3
Personal, Food & Miscellaneous Services	2,410	5.5	2,616	6.6	5,043	5.9	5,232	6.8
Banking	2,134	4.9	2,245	5.7	4,242	4.9	4,516	5.9
Personal & Non-Durable Consumer Products	1,906	4.3	1,829	4.6	3,743	4.4	3,657	4.7
Machinery	1,828	4.2	1,815	4.6	3,645	4.2	3,651	4.7
Healthcare	1,719	3.9	1,704	4.3	3,544	4.1	3,538	4.6
Containers, Packaging & Glass	1,370	3.1	1,157	2.9	2,696	3.1	2,313	3.0
Chemicals, Plastics & Rubber	1,326	3.0	1,327	3.4	2,700	3.1	2,700	3.5
Childcare	573	1.3	573	1.4	1,147	1.3	1,146	1.5
Information Technology	572	1.3	572	1.4	1,144	1.3	1,143	1.5
Electronics	360	0.8	280	0.7	700	0.8	591	0.8
Printing & Publishing	266	0.6	266	0.7	533	0.6	533	0.7
Oil & Gas	248	0.6	248	0.6	497	0.6	497	0.6
Aerospace & Defense	213	0.5	—	—	213	0.2	—	—
Education	134	0.3	173	0.4	278	0.3	299	0.4
Home & Office Furnishings	123	0.3	123	0.3	246	0.3	246	0.3
Total	$43,989	100.0%	$39,533	100.0%	$85,898	100.0%	$77,034	100.0%

The tables below reflect the breakdown of total lease revenue by state for the three and six months ended June 30, 2026 and 2025 (dollars in thousands):

State	Lease Revenue for the three months ended June 30, 2026	Percentage of Lease Revenue	Number of Leases for the three months ended June 30, 2026	Lease Revenue for the three months ended June 30, 2025	Percentage of Lease Revenue	Number of Leases for the three months ended June 30, 2025
Texas	$6,587	15.0%	17	$6,623	16.8%	17
Pennsylvania	5,303	12.1	11	5,306	13.4	11
Florida	4,531	10.3	9	4,482	11.3	9
North Carolina	4,225	9.6	8	2,110	5.3	9
Ohio	2,894	6.6	14	2,924	7.4	15
Georgia	2,547	5.8	12	2,259	5.7	8
Michigan	2,454	5.6	10	1,766	4.5	7
Alabama	2,176	4.9	6	2,175	5.5	6
Wisconsin	1,980	4.5	3	1,268	3.2	3
Indiana	1,956	4.4	12	1,244	3.1	10
All Other States	9,336	21.2	40	9,376	23.8	39
Total	$43,989	100.0%	142	$39,533	100.0%	134

State	Lease Revenue for the six months ended June 30, 2026	Percentage of Lease Revenue	Number of Leases for the six months ended June 30, 2026	Lease Revenue for the six months ended June 30, 2025	Percentage of Lease Revenue	Number of Leases for the six months ended June 30, 2025
Texas	$13,193	15.4%	17	$11,953	15.5%	17
Pennsylvania	10,742	12.5	11	10,552	13.7	11
Florida	8,921	10.4	9	8,866	11.5	9
North Carolina	6,289	7.3	8	4,509	5.9	9
Ohio	5,955	6.9	14	6,008	7.8	15
Georgia	5,045	5.9	12	4,466	5.8	8
Michigan	4,913	5.7	10	3,510	4.6	7
Alabama	4,346	5.1	6	4,343	5.6	6
Wisconsin	3,960	4.6	3	1,732	2.2	3
Indiana	3,929	4.6	12	2,540	3.3	10
All Other States	18,605	21.6	40	18,555	24.1	39
Total	$85,898	100.0%	142	$77,034	100.0%	134

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

Under the terms of the Advisory Agreement, we are responsible for all expenses incurred for our direct benefit. Examples of these expenses include legal, accounting, interest, directors’ and officers’ insurance, stock transfer services, stockholder-related fees, consulting and related fees. In addition, we are also responsible for all fees charged by third parties that are directly related to our business, which include real estate brokerage fees, mortgage placement fees, lease-up fees and transaction structuring fees (although we may be able to pass all or some of such fees on to our tenants and borrowers). Our entrance into the Advisory Agreement and each amendment thereto has been approved unanimously by our Board of Directors. Our Board of Directors reviews and considers renewing the agreement with our Adviser annually, typically during the month of July. During its July 2026 meeting, our Board of Directors reviewed and renewed the Advisory Agreement and the Administration Agreement for an additional year, through August 31, 2027.

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

At the end of the fiscal year, if this number is positive, then the capital gain fee payable for such time period shall equal 15.0% of such amount. No capital gain fee was recognized during the three and six months ended June 30, 2026 or 2025.

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

Significant Accounting Policies and Estimates

The preparation of our financial statements in accordance with GAAP requires management to make judgments that are subjective in nature to make certain estimates and assumptions. Application of these accounting policies involves the exercise of judgment regarding the use of assumptions as to future uncertainties, and as a result, actual results could materially differ from these estimates. A summary of all of our significant accounting policies is provided in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025, filed by us with the U.S. Securities and Exchange Commission (the “SEC”) on February 18, 2026 (our “2025 Form 10-K”). There were no material changes to our critical accounting policies or estimates during the six months ended June 30, 2026.

Results of Operations

The weighted average yield on our total portfolio, which was 8.4% and 8.5% as of June 30, 2026 and 2025, respectively, is calculated by taking the annualized straight-line rents plus operating expense recoveries, reflected as lease revenue on our condensed consolidated statements of operations and other comprehensive income, less property operating expenses, of each acquisition since inception, as a percentage of the acquisition cost plus subsequent capital improvements. The weighted average yield does not account for the interest expense incurred on the mortgages placed on our properties or other types of existing indebtedness.

A comparison of our operating results for the three and six months ended June 30, 2026 and 2025 is below (dollars in thousands, except per share amounts):

	For the three months ended June 30,
	2026	2025	$ Change	% Change
Operating revenues
Lease revenue	$43,989	$39,533	$4,456	11.3%
Total operating revenues	$43,989	$39,533	$4,456	11.3%
Operating expenses
Depreciation and amortization	$14,957	$14,249	$708	5.0%
Property operating expenses	7,157	7,258	(101)	(1.4)%
Base management fee	1,745	1,640	105	6.4%
Incentive fee	597	709	(112)	(15.8)%
Administration fee	622	590	32	5.4%
General and administrative	1,181	1,400	(219)	(15.6)%
Impairment charge	—	9	(9)	(100.0)%
Total operating expense before incentive fee waiver	$26,259	$25,855	$404	1.6%
Incentive fee waiver	(22)	(709)	687	(96.9)%
Total operating expenses	$26,237	$25,146	$1,091	4.3%
Other (expense) income
Interest expense	$(11,397)	$(10,058)	$(1,339)	13.3%
Gain on sale of real estate, net	1,894	377	1,517	402.4%
Other income (expense)	21	(72)	93	(129.2)%
Total other (expense) income, net	$(9,482)	$(9,753)	$271	(2.8)%
Net income	$8,270	$4,634	$3,636	78.5%
Distributions attributable to Series E, F, and G preferred stock	(3,036)	(3,085)	49	(1.6)%
Distributions attributable to senior common stock	(99)	(101)	2	(2.0)%
(Loss) gain on extinguishment of Series F preferred stock	(7)	9	(16)	(177.8)%
Net income available to common stockholders and Non-controlling OP Unitholders	$5,128	$1,457	$3,671	252.0%
Net income available to common stockholders and Non-controlling OP Unitholders per weighted average share and unit - basic & diluted	$0.11	$0.03	$0.08	266.7%
FFO available to common stockholders and Non-controlling OP Unitholders - basic (1)	$18,191	$15,338	$2,853	18.6%
FFO available to common stockholders and Non-controlling OP Unitholders - diluted (1)	$18,290	$15,439	$2,851	18.5%
FFO per weighted average share of common stock and Non-controlling OP Units - basic (1)	$0.38	$0.33	$0.05	15.2%
FFO per weighted average share of common stock and Non-controlling OP Units - diluted (1)	$0.38	$0.33	$0.05	15.2%

(1)Refer to the “Funds from Operations” section below within the Management’s Discussion and Analysis section for the definition of FFO.

	For the six months ended June 30,
	2026	2025	$ Change	% Change
Operating revenues
Lease revenue	$85,898	$77,034	$8,864	11.5%
Total operating revenues	$85,898	$77,034	$8,864	11.5%
Operating expenses
Depreciation and amortization	$29,753	$27,492	$2,261	8.2%
Property operating expenses	14,192	14,158	34	0.2%
Base management fee	3,480	3,207	273	8.5%
Incentive fee	1,195	1,348	(153)	(11.4)%
Administration fee	1,293	1,212	81	6.7%
General and administrative	2,187	2,284	(97)	(4.2)%
Impairment charge	—	9	(9)	(100.0)%
Total operating expense before incentive fee waiver	$52,100	$49,710	$2,390	4.8%
Incentive fee waiver	(619)	(709)	90	(12.7)%
Total operating expenses	$51,481	$49,001	$2,480	5.1%
Other (expense) income
Interest expense	$(22,851)	$(19,196)	$(3,655)	19.0%
Gain on sale of real estate, net	3,676	377	3,299	875.1%
Other (expense) income	(3)	559	(562)	(100.5)%
Total other expense, net	$(19,178)	$(18,260)	$(918)	5.0%
Net income	$15,239	$9,773	$5,466	55.9%
Distributions attributable to Series E, F, and G preferred stock	(6,078)	(6,193)	115	(1.9)%
Distributions attributable to senior common stock	(197)	(202)	5	(2.5)%
Loss on extinguishment of Series F preferred stock	(3)	(1)	(2)	200.0%
Net income available to common stockholders and Non-controlling OP Unitholders	$8,961	$3,377	$5,584	165.4%
Net income available to common stockholders and Non-controlling OP Unitholders per weighted average share and unit - basic & diluted	$0.18	$0.07	$0.11	157.1%
FFO available to common stockholders and Non-controlling OP Unitholders - basic (1)	$35,038	$30,501	$4,537	14.9%
FFO available to common stockholders and Non-controlling OP Unitholders - diluted (1)	$35,235	$30,703	$4,532	14.8%
FFO per weighted average share of common stock and Non-controlling OP Unit - basic (1)	$0.72	$0.67	$0.05	7.5%
FFO per weighted average share of common stock and Non-controlling OP Unit - diluted (1)	$0.72	$0.67	$0.05	7.5%

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

Operating Revenues

	For the three months ended June 30,
	(Dollars in Thousands)
Lease Revenues	2026	2025	$ Change	% Change
Same Store Properties	$31,665	$31,435	$230	0.7%
Acquired & Disposed Properties	7,399	2,664	4,735	177.7%
Properties with Vacancy	4,925	5,434	(509)	(9.4)%
	$43,989	$39,533	$4,456	11.3%

	For the six months ended June 30,
	(Dollars in Thousands)
Lease Revenues	2026	2025	$ Change	% Change
Same Store Properties	$63,404	$62,650	$754	1.2%
Acquired & Disposed Properties	12,450	3,487	8,963	257.0%
Properties with Vacancy	10,044	10,897	(853)	(7.8)%
	$85,898	$77,034	$8,864	11.5%

Lease revenues consist of rental income and operating expense recoveries earned from our tenants. Lease revenues from same store properties increased for the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, due to an increase in recovery revenue from property expenses and an increase in rental rates from leasing activity subsequent to the six months ended June 30, 2025. Lease revenues increased for acquired and disposed of properties for the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, primarily due to lease revenue from the 10 properties acquired subsequent to June 30, 2025. This was coupled with a termination fee recognized on the property sold during the three months ended June 30, 2026. Lease revenues decreased for our properties with vacancy for the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, mainly due to a decrease in recovery revenue from lower property expenses.

Operating Expenses

Depreciation and amortization expense increased for the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, due to an increase in depreciation and amortization expense on the 10 properties acquired subsequent to June 30, 2025, partially offset by the reduced depreciation and amortization expense from the two property sales subsequent to June 30, 2025.

	For the three months ended June 30,
	(Dollars in Thousands)
Property Operating Expenses	2026	2025	$ Change	% Change
Same Store Properties	$4,620	$4,509	$111	2.5%
Acquired & Disposed Properties	211	77	134	174.0%
Properties with Vacancy	2,326	2,672	(346)	(12.9)%
	$7,157	$7,258	$(101)	(1.4)%

	For the six months ended June 30,
	(Dollars in Thousands)
Property Operating Expenses	2026	2025	$ Change	% Change
Same Store Properties	$9,016	$8,655	$361	4.2%
Acquired & Disposed Properties	380	168	212	126.2%
Properties with Vacancy	4,796	5,335	(539)	(10.1)%
	$14,192	$14,158	$34	0.2%

Property operating expenses consist of franchise taxes, property management fees, insurance, ground lease payments, property maintenance and repair expenses paid on behalf of certain of our properties. The increase in property operating expenses for same store properties for the three and six months ended June 30, 2026, from the comparable 2025 period, was a result of general cost increases due to the inflationary environment and increased property maintenance expenses during the three and six months ended June 30, 2026. The increase in property operating expenses for acquired and disposed of properties for the three and six months ended June 30, 2026, from the comparable 2025 period, is a result of an increase in property operating expenses from the 10 properties acquired subsequent to June 30, 2025, partially offset by lower property operating expenses at the two properties sold subsequent to June 30, 2025. The decrease in property operating expenses for properties with vacancy for the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, is mainly due to a decrease in overall property expenses at vacant properties.

The base management fee paid to the Adviser increased for the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, due to an increase in Gross Tangible Real Estate over the three and six months ended June 30, 2026 from property acquisitions as compared to Gross Tangible Real Estate during the three and six months ended June 30, 2025. The calculation of the base management fee is described in detail above under the subheading “Advisory and Administration Agreements.”

The net incentive fee paid to the Adviser increased for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, due to the Adviser unconditionally waiving only a portion of the incentive fee for the three months ended June 30, 2026, but waiving the full incentive fee for the three months ended June 30, 2025. The net incentive fee paid to the Adviser decreased for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, due to a lower gross incentive fee calculated for the six months ended June 30, 2026. The calculation of the incentive fee is described in detail above under the subheading “Advisory and Administration Agreements.”

The administration fee paid to the Administrator increased slightly for the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, due to our Administrator allocating a larger portion of expenses to us. The calculation of the administration fee is described in detail above under the subheading “Advisory and Administration Agreements.”

General and administrative expenses decreased for the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, mainly due to expensing Series F Preferred Stock prepaid offering costs in the prior period following the termination of the primary offering.

Other Income and Expenses

Interest expense increased for the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025. This increase was primarily the result of increased interest costs on variable rate debt, as a result of larger amounts drawn on the Credit Facility, as well as new interest expense on the 2030 Notes.

We sold one property and a portion of a land parcel during the six months ended June 30, 2026, and as a result, incurred a gain on sale of real estate, net. We sold one office property during the six months ended June 30, 2025, and as a result, incurred a gain on sale of real estate, net.

We recognized other income during the three months ended June 30, 2026 and other expense during the six months ended June 30, 2026, due to nonrecurring items that occurred during the periods. We recognized other expense during the three months ended June 30, 2025, due to incurring closing costs associated with the completion of the sale transaction at our Tifton, Georgia property and recognized other income during the six months ended June 30, 2025 due to interest income earned from sales-types leases and nonrecurring income items.

Net Income Available to Common Stockholders and Non-controlling OP Unitholders

Net income available to common stockholders and Non-controlling OP Unitholders increased for the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, primarily due to an increase in rental rates from leasing and acquisition activity, a termination fee recognized in the current period, and a higher gain on sale, net. This was partially offset by an increase in interest expense, an increase in depreciation expense from acquisition activity, and other income recognized in the prior period from sales-types leases.

Liquidity and Capital Resources

Overview

Our sources of liquidity include cash flows from operations, cash and cash equivalents, borrowings under our Credit Facility, and additional issuances of equity and/or debt securities. Our available liquidity as of June 30, 2026 was $80.8 million, consisting of approximately $10.4 million in cash and cash equivalents and available borrowing capacity of $70.4 million under our Credit Facility. Our available borrowing capacity under the Credit Facility decreased to $68.8 million as of August 5, 2026.

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

Equity Capital

During the six months ended June 30, 2026, we did not sell any common equity under the 2024 Common Stock Sales Agreement.

As of August 5, 2026, we had the ability to raise up to $1.0 billion of additional equity capital through the sale and issuance of securities that are registered under the 2024 Registration Statement, in one or more future public offerings. We expect to use our 2024 Common Stock Sales Agreement as a source of liquidity, if needed, for the remainder of 2026.

Debt Capital

As of June 30, 2026, we had 36 mortgage notes payable in the aggregate principal amount of $245.2 million, collateralized by a total of 42 properties with a remaining weighted average maturity of 2.2 years. The weighted-average interest rate on the mortgage notes payable as of June 30, 2026 was 4.20%.

We continue to see banks and other non-bank lenders willing to issue mortgages for properties comparable to those held in our portfolio on terms that are commercially reasonable.

As of June 30, 2026, we had mortgage debt in the aggregate principal amount of $21.6 million payable during the remainder of 2026 and $102.7 million payable during 2027. The 2026 principal amount payable includes both amortizing principal payments and three balloon principal payments. We anticipate being able to refinance our mortgages that come due during 2026 and 2027 with a combination of new mortgage debt, availability under our Credit Facility, the issuance of long-term unsecured notes in the private placement market, the issuance of additional equity securities under our 2024 Common Stock Sales Agreement, the sale and issuance of other equity securities that are registered under the 2024 Registration Statement, or the sale and issuance of unregistered equity or debt securities.

Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2026, was $35.5 million, as compared to net cash provided by operating activities of $53.5 million for the six months ended June 30, 2025. The majority of cash from operating activities is generated from the lease revenues that we receive from our tenants. We utilize this cash to fund our property-level operating expenses and use the excess cash primarily for debt and interest payments on our mortgage notes payable, interest payments on our Credit Facility, distributions to our stockholders and Non-controlling OP Unitholders, management fees to our Adviser, Administration fees to our Administrator, and other entity-level operating expenses.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2026, was $11.0 million, which primarily consisted of one property acquisition, a land parcel acquisition, and capital improvements performed at certain of our properties, partially offset by proceeds from one property sale and the sale of a portion of a land parcel. Net cash used in investing activities during the six months ended June 30, 2025, was $155.5 million, which primarily consisted of ten property acquisitions and capital improvements performed at certain of our properties, partially offset by proceeds from one property sale.

Financing Activities

Net cash used in financing activities during the six months ended June 30, 2026, was $25.3 million, which primarily consisted of $6.4 million of mortgage principal repayments, Series F Preferred Stock redemptions, and distributions paid to common, senior common, and preferred stockholders, partially offset by net borrowings on our credit facility and receipts from lender reserves. Net cash provided by financing activities for the six months ended June 30, 2025, was $102.8 million, which primarily consisted of the issuance of $39.0 million of equity, net borrowings on our Credit Facility, and $20.0 million in borrowings on Term Loan D, partially offset by $12.0 million of mortgage principal repayments and distributions paid to common, senior common, and preferred stockholders.

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

On October 10, 2025, we amended, extended, and upsized our Credit Facility, increasing our Revolver from $155.0 million to $200.0 million (and its term to October 2029), decreasing the principal balance of Term Loan A from $160.0 million to $125.0 million (and extending its term to October 2029), increasing the principal balance of Term Loan B from $60.0 million to $143.3 million (and its term to February 2030), decreasing the principal balance of Term Loan C from $150.0 million to $131.7 million, and repaying the full principal balance of our $20.0 million unsecured term loan (“Term Loan D”). The SOFR spread increased by 10 basis points, ranging from 140 to 210 basis points for the Revolver and 135 to 205 basis points for the Term Loans, depending on our leverage. We incurred fees of approximately $4.2 million in connection with amending, extending, and upsizing our Credit Facility. The Credit Facility’s new (and current) bank syndicate is comprised of KeyBank, Fifth Third Bank, The Huntington National Bank, Bank of America, Synovus Bank, PNC Bank, National Association (“PNC Bank”), Webster Bank, National Association (“Webster Bank”), and S&T Bank.

As of June 30, 2026, there was $451.6 million outstanding under our Credit Facility at a weighted average interest rate of approximately 5.09% and $4.2 million outstanding letters of credit, at a weighted average interest rate of 1.45%. As of August 5, 2026, the maximum additional amount we could draw under the Credit Facility was $68.8 million. We were in compliance with all covenants under the Credit Facility as of June 30, 2026.

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

Contractual Obligations

The following table reflects our material contractual obligations as of June 30, 2026 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt Obligations (1)	$856,750	$75,176	$228,305	$542,484	$10,785
Interest on Debt Obligations (2)	129,483	42,028	66,116	20,626	713
Operating Lease Obligations (3)	4,997	463	941	804	2,789
Finance Lease Obligations (4)	7,899	178	356	363	7,002
Purchase Obligations (5)	10,508	7,099	3,409	—	—
	$1,009,637	$124,944	$299,127	$564,277	$21,289

(1)Debt obligations represent borrowings under our Revolver, which represents $51.6 million of the debt obligation due in 2026, Term Loan A, which represents $125.0 million of the debt obligation due in 2029, Term Loan B, which represents $143.3 million of the debt obligation due in 2030, Term Loan C, which represents $131.7 million of the debt obligation due in 2028, the 2029 Notes, which represents $75.0 million of the debt obligation due in 2029, the 2030 Notes, which represents $85.0 million of the debt obligation due in 2030, and mortgage notes payable that were outstanding as of June 30, 2026. This figure does not include $0.02 million of premiums and (discounts), net and $4.7 million of deferred financing costs, net, which are reflected in mortgage notes payable, net, borrowings under Term Loan A, Term Loan B, Term Loan C, net, and senior unsecured notes, net, on the condensed consolidated balance sheets.
(2)Interest on debt obligations includes estimated interest on borrowings under our Revolver, Term Loan A, Term Loan B, Term Loan C, senior unsecured notes, and mortgage notes payable. The balance and interest rate on our Revolver, Term Loan A, Term Loan B, and Term Loan C is variable; thus, the interest payment obligation calculated for purposes of this table was based upon rates and balances as of June 30, 2026.
(3)Operating lease obligations represent the ground lease payments due on three of our properties.
(4)Finance lease obligations represent the ground lease payments due on one of our properties.
(5)Purchase obligations consist of tenant and capital improvements at 11 of our properties.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of June 30, 2026.

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

The following table provides a reconciliation of our FFO available to common stockholders for the three and six months ended June 30, 2026 and 2025, respectively, to the most directly comparable GAAP measure, net income available to common stockholders, and a computation of basic and diluted FFO per weighted average share of common stock:

	For the three months ended June 30,		For the six months ended June 30,
	(Dollars in Thousands, Except for Per Share Amounts)		(Dollars in Thousands, Except for Per Share Amounts)
	2026	2025	2026	2025
Calculation of basic FFO per share of common stock and Non-controlling OP Unit
Net income	$8,270	$4,634	$15,239	$9,773
Less: Distributions attributable to preferred and senior common stock	(3,135)	(3,186)	(6,275)	(6,395)
Less/Add: (Loss) gain on extinguishment of Series F preferred stock, net	(7)	9	(3)	(1)
Net income available to common stockholders and Non-controlling OP Unitholders	$5,128	$1,457	$8,961	$3,377
Adjustments:
Add: Real estate depreciation and amortization	$14,957	$14,249	$29,753	$27,492
Add: Impairment charge	—	9	—	9
Less: Gain on sale of real estate, net	(1,894)	(377)	(3,676)	(377)
FFO available to common stockholders and Non-controlling OP Unitholders - basic	$18,191	$15,338	$35,038	$30,501
Weighted average common shares outstanding - basic	48,407,119	46,219,663	48,407,056	45,417,792
Weighted average Non-controlling OP Units outstanding	39,474	39,474	39,474	39,474
Weighted average common shares and Non-controlling OP Units	48,446,593	46,259,137	48,446,530	45,457,266
Basic FFO per weighted average share of common stock and Non-controlling OP Unit	$0.38	$0.33	$0.72	$0.67
Calculation of diluted FFO per share of common stock and Non-controlling OP Unit
Net income	$8,270	$4,634	$15,239	$9,773
Less: Distributions attributable to preferred and senior common stock	(3,135)	(3,186)	(6,275)	(6,395)
Less/Add: (Loss) gain on extinguishment of Series F preferred stock, net	(7)	9	(3)	(1)
Net income available to common stockholders and Non-controlling OP Unitholders	$5,128	$1,457	$8,961	$3,377
Adjustments:
Add: Real estate depreciation and amortization	$14,957	$14,249	$29,753	$27,492
Add: Impairment charge	—	9	—	9
Add: Income impact of assumed conversion of senior common stock	99	101	197	202
Less: Gain on sale of real estate, net	(1,894)	(377)	(3,676)	(377)
FFO available to common stockholders and Non-controlling OP Unitholders plus assumed conversions	$18,290	$15,439	$35,235	$30,703
Weighted average common shares outstanding - basic	48,407,119	46,219,663	48,407,056	45,417,792
Weighted average Non-controlling OP Units outstanding	39,474	39,474	39,474	39,474
Effect of convertible senior common stock	321,933	328,559	321,933	328,559
Weighted average common shares and Non-controlling OP Units outstanding - diluted	48,768,526	46,587,696	48,768,463	45,785,825
Diluted FFO per weighted average share of common stock and Non-controlling OP Unit	$0.38	$0.33	$0.72	$0.67
Distributions declared per share of common stock and Non-controlling OP Unit	$0.30	$0.30	$0.60	$0.60

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

To illustrate the potential impact of changes in interest rates on our net income for the six months ended June 30, 2026, we have performed the following analysis, which assumes that our condensed consolidated balance sheets remain constant and that no further actions beyond a minimum interest rate or escalation rate are taken to alter our existing interest rate sensitivity.

The following table summarizes the annual impact of a 1%, 2% and 3% increase, and a 1%, 2% and 3% decrease in SOFR as of June 30, 2026. As of June 30, 2026, our effective average SOFR was 3.68%. The impact of these fluctuations is presented below (dollars in thousands).

Interest Rate Change	(Decrease) increase to Interest Expense	Net increase (decrease) to Net Income
3% Decrease to SOFR	$(1,569)	$1,569
2% Decrease to SOFR	(1,046)	1,046
1% Decrease to SOFR	(523)	523
1% Increase to SOFR	523	(523)
2% Increase to SOFR	1,046	(1,046)
3% Increase to SOFR	1,569	(1,569)

As of June 30, 2026, the fair value of our mortgage debt outstanding was $235.3 million. Interest rate fluctuations may affect the fair value of our debt instruments. If interest rates on our debt instruments, using rates at June 30, 2026, had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased by $4.4 million and $4.5 million, respectively.

As of June 30, 2026, the fair value of the 2029 Notes outstanding was $74.7 million. Interest rate fluctuations may affect the fair value of our debt instruments. If interest rates on our debt instruments, using rates at June 30, 2026, had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased by $2.3 million and $2.4 million, respectively.

As of June 30, 2026, the fair value of the 2030 Notes outstanding was $82.6 million. Interest rate fluctuations may affect the fair value of our debt instruments. If interest rates on our debt instruments, using rates at June 30, 2026, had been one percentage point higher or lower, the fair value of those debt instruments on that date would have decreased or increased by $3.2 million and $3.4 million, respectively.

The amount outstanding under the Credit Facility approximates fair value as of June 30, 2026.

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

a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2026, our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2026 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of necessarily achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended June 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined Regulation S-K, Item 408.

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

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Estimated Value Methodology for Series F Cumulative Redeemable Preferred Stock and Senior Common Stock as of June 30, 2026.
101.INS***	iXBRL Instance Document
101.SCH***	iXBRL Taxonomy Extension Schema Document
101.CAL***	iXBRL Taxonomy Extension Calculation Linkbase Document
101.LAB***	iXBRL Taxonomy Extension Label Linkbase Document
101.PRE***	iXBRL Taxonomy Extension Presentation Linkbase Document
101.DEF***	iXBRL Definition Linkbase
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
***	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in iXBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2026 and 2025, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025 and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gladstone Commercial Corporation

Date:	August 5, 2026	By:	/s/ Gary Gerson
Gary Gerson
Executive Vice President and Chief Financial Officer

Date:	August 5, 2026	By:	/s/ Arthur Cooper
Arthur Cooper
Chief Executive Officer and President